Form 10-K
period 1993-12-31
WAINOCO OIL CORP
filed 1994-02-24
CIK 110430

Form 10-K

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
/X/                For the Fiscal Year Ended:  December 31, 1993
                                        OR
                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from . . . . to . . . .

                          Commission File Number:  1-7627

                              WAINOCO OIL CORPORATION
              (Exact name of registrant as specified in its charter)

Wyoming                                      74-1895085
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)

1200 Smith Street, Suite 2100                77002-4367
Houston, Texas                               (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code: (713) 658-9900 Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange
Title of Each Class                          on Which Registered

Common Stock                                 New York Stock Exchange
                                             Alberta Stock Exchange

12% Senior Notes, due 2002                   New York Stock Exchange

10 3/4% Subordinated Debentures, due 1998    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
7 3/4% Convertible Subordinated Debentures, Due 2014

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ...

Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Yes ... No  X

As of February 17, 1993, there were 27,062,177 common shares outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of Wainoco Oil Corporation held by nonaffiliates was approximately $128.5 million at that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1993 are incorporated by reference into Item 2 Part 1 and Items 5 through 8 of
Part II.

Portions of the Annual Proxy Statement for the year ended December 31, 1993 are incorporated by reference into Items 10 through 13 of Part III.


Table of Contents

Part I
     Item 1.   Business                                                        1
     Item 2.   Properties                                                      7
     Item 3.   Legal Proceedings                                              12
     Item 4.   Submission of Matters to a Vote of Security Holders            12

Part II
     Item 5.   Market for the Registrant's Common Stock and Related
                 Stockholder Matters                                          12
     Item 6.   Selected Financial Data                                        12
     Item 7.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                          12
     Item 8.   Financial Statements and Supplementary Data                    12
     Item 9.   Disagreements on Accounting and Financial Disclosure           12

Part III
     Item 10.  Directors and Executive Officers of the Registrant             12
     Item 11.  Executive Compensation                                         12
     Item 12.  Security Ownership of Certain Beneficial
                 Owners and Management                                        12
     Item 13.  Certain Relationships and Related Transactions                 12

Part IV
     Item 14.  Financial Statements Schedules, Exhibits and
                 Reports on Form 8-K                                          13


PART 1
ITEM 1.   BUSINESS
     As used herein, the terms (Wainoco) and (Company) refer to Wainoco Oil Corporation and its subsidiaries. Wainoco was originally incorporated in Canada in 1949 and changed its jurisdiction of incorporation to Wyoming in 1976. The Company's Canadian assets are held by Wainoco Oil Corporation, a Wyoming corporation, its United States oil and gas operations assets are held through its subsidiary, Wainoco Oil & Gas Company, a Delaware corporation, and its refining operations assets are held through its subsidiary, Frontier Holdings Inc. (Frontier), a Delaware corporation.
     Wainoco explores for and produces oil and gas in North America, principally in western Canada, selected areas of the midcontinent, the Los Angeles Basin and the Gulf Coast (onshore and offshore). The oil and gas activities of the Company consist of geological and geophysical evaluation of prospective oil and gas properties, the acquisition of oil and gas leases or other interests in exploratory prospects, the drilling of test wells, the acquisition of interests in developed or partially developed properties and the development and operation of properties for the production of oil and gas. At December 31, 1993, approximately 85% of the Company's proved reserves, on a British Thermal Unit
(BTU) equivalent basis, was natural gas. During 1993, oil represented 40% and gas represented 60% of oil and gas revenues. The Company's oil and gas exploration and production activities are conducted directly by the Company or through joint drilling and operating arrangements. Wainoco acts as the operator of the majority of its production and prospects. Wainoco is also engaged in the business of crude oil refining and wholesale marketing of refined petroleum products, including various grades of gasoline, diesel fuel, asphalt, natural gas liquids and petroleum coke. Wainoco owns and operates an approximately 38,000 barrel per day (BPD) crude oil refinery (the Refinery), located in Cheyenne, Wyoming. In addition, the Company purchases the crude oil to be refined and markets the refined petroleum products produced by the Refinery.
The Company's products which accounted for more than 10% of consolidated revenues were as follows: gasoline at 34%, distillates at 21%, natural gas at 18% and oil at 16% in 1991, and gasoline at 53% and distillates at 28% in 1992, gasoline at 50% and distillates at 29% in 1993. The Company also owns a 25,000 BPD undivided interest in a crude oil pipeline (Pipeline) running from Guernsey Station, Wyoming to Cheyenne, Wyoming. The Company directs its activities from its corporate office in Houston, Texas and its division offices in Calgary, Alberta, Canada and Denver, Colorado.
Oil and Gas Exploration and Production Operations
     Canada - Activities in Canada are conducted through Wainoco Oil Corporation with emphasis on exploration, development and production in the western Canadian provinces of British Columbia and Alberta. At December 31, 1993, approximately 72% of estimated proved gas reserves, approximately 33% of estimated proved oil reserves and approximately 26% of identifiable assets of the Company were located in western Canada. For the year ended December 31, 1993, Canadian operations contributed approximately 55% of the Company's oil and gas revenue.
     During 1993, the exchange rate of the Canadian dollar averaged approximately U.S. $.7750. The accounts of the Canadian division have been translated in accordance with generally accepted accounting principles as described in Note 1 of the Financial Statements in the 1993 Annual Report to Shareholders which is incorporated herein by reference.
     United States - Activities in the United States are conducted through Wainoco Oil & Gas Company with the major emphasis of exploration, development and production of properties in selected areas of the midcontinent, the Los Angeles Basin and the Gulf Coast (onshore and shallow offshore regions).

Refining Operations
     Wainoco's refining activities are conducted through Frontier, which was acquired in October 1991. The Refinery is located on approximately 120 acres in Cheyenne, Wyoming, all of which are owned by the Company. The Refinery has a permitted crude capacity of 41,000 BPD with an effective operating capacity of 38,000 BPD, which represents approximately 7% of the rated crude distillation capacity in the Rocky Mountain region. The Refinery can also process in excess of 4,000 BPD of purchased natural gasoline, butanes and other petroleum liquids. One of Frontier's competitive advantages relative to most other Rocky Mountain refineries is that it includes substantially all of the major refinery units that comprise a complex refinery, including a coker. Therefore, the Refinery has the capability of producing a higher yield of lighter, more valuable petroleum products such as gasoline and diesel fuel from heavier, less costly feedstocks such as heavy sour crude oil. The Refinery's units have the capacity to process a high percentage (up to 90%) of lower cost, more abundant sour crude oil. The plant's downstream unit configuration affords the Refinery gasoline octane capability equal to or higher than that of most of its competitors. Frontier owns a 25,000 BPD undivided interest in a crude oil pipeline from Guernsey, Wyoming to Cheyenne. This pipeline was constructed to help serve the Refinery's long-term strategic crude oil needs.

Industry Segments
     The Company's industry segment information for the three years ended December 31, 1993, is set forth in Note 7 of the Financial Statements in the 1993 Annual Report to Shareholders which is incorporated herein by reference.

Operating Hazards and Risks
     The Company's oil and gas exploration and production operations are subject to all of the risks normally incident to the exploration for and production of oil and gas including blow-outs, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. As is common in the oil and gas industry, the Company is not fully insured against all of these risks, either because insurance is not available or because the Company has elected not to insure due to high premium costs. The occurrence of a significant event which was not fully insured could have a material adverse effect on the Company's financial position.
     The Company's refinery operations are subject to significant interruption if the refinery were to experience a major accident or fire or if it were damaged by severe weather or other natural disaster. Should the crude oil pipeline become inoperative, crude oil would be supplied to the Refinery by an alternative pipeline and from additional tank trucks. A substantial portion, but not all, of such loss would be covered by business interruption, property or other insurance carried by Frontier. Frontier's safety measures substantially mitigate but do not eliminate the risk of damage to the Refinery or the environment and personal injury should a major adverse event occur. The occurrence of a significant event which was not fully insured could have a material adverse effect on the Company's financial position.

Competition
     Oil and gas operations - The Company encounters strong competition from other independent operators and from major oil companies in acquiring properties suitable for exploration, in contracting for drilling equipment, in securing trained personnel and in marketing oil and gas production. Many of these competitors have financial resources and staffs substantially larger than those available to the Company. The availability of a ready market for oil and gas discovered by the Company depends on numerous factors beyond its control including the extent of production and imports of oil and gas, the demand for its products, the proximity and capacity of natural gas pipelines and the effect of state, provincial or federal regulations.
     Competition in the acquisition of oil and gas prospects and properties has been intense and remains so for prime prospects. The Company's ability to discover reserves depends on its ability to select and acquire suitable prospects for future exploration. Although the Company generates the major portion of its oil and gas prospects internally, it depends to some extent upon prospects offered to it by independent consultants and other persons or entities in the petroleum industry.

     Refining operations - Frontier's business is highly competitive and price is the principal basis of competition. The most important competitive product marketing area in the Rocky Mountain region is the Denver market, principally because it is the major population center in the Rockies. There are at least 17 refineries in the Rocky Mountain region (including those owned by several major integrated oil companies). In addition, two refineries are located in Denver and two product pipelines from outside the Rockies terminate in the area with an additional product pipeline to be completed in 1994. Frontier also serves western Nebraska and eastern Wyoming.
     Many of the refineries in the Rocky Mountain region are owned by companies that have significantly greater financial resources and/or refining capacity than Frontier. Certain of these competitors, as integrated oil companies, also have the advantage of owning or controlling crude oil reserves or other sources of crude oil supply, crude oil and product pipelines and service stations and other product marketing outlets.
     Principal Competitors. Based on proximity to the Denver and Cheyenne areas, Frontier's principal competitors in the wholesale segment are Sinclair Oil Company (Sinclair) with a 54,000 BPD refinery near Rawlins, Wyoming and a 22,000 BPD refinery in Casper, Wyoming, Total Petroleum (North America) Ltd. (Total) with a 32,000 BPD refinery in Denver, Colorado and Conoco, Inc. (Conoco) with a 50,000 BPD refinery in Denver, Colorado. Frontier sells its products exclusively at wholesale, principally to independent retailers, jobbers and major oil companies, while Sinclair, Total and Conoco service both the retail and wholesale markets.
     Frontier is favorably positioned to purchase its crude oil and feedstock requirements. Because many other refiners in the Rocky Mountain region have significantly lower sour crude capacity, Frontier faces less competition for regionally produced crude oil, which is predominantly sour. Regional production of crude oil still exceeds regional refining capacity. Frontier on occasion also purchases Canadian sour crude oil, which is available via pipeline into Guernsey, Wyoming.
     Frontier and its principal competitors all service the Denver market. Because their refineries are located in Denver, Total's and Conoco's product transportation costs in servicing that area are lower than those of Frontier. Conversely, Frontier has lower crude transportation costs due to its proximity to Guernsey, Wyoming, the major crude oil pipeline hub in the Rocky Mountain region, and further due to its ownership interest in the crude oil pipeline.
     Capital Improvement Program. During 1993, Frontier completed a significant capital improvement program for the refinery. The most significant projects included: (i) the construction of new sulfur recovery and amine treating units which increased sour crude processing capacity, (ii) the expansion of the capacity of the delayed coker unit from 8,200 bpd to 10,000 bpd, (iii) the upgrading and expansion of the distillate hydrotreater and construction of a hydrogen plant for adequate hydrogen supply and (iv) several projects which improve the reliability and safety of various refinery units.
     The capital improvement program enables the refinery to produce low sulfur diesel as required by the Clean Air Act Amendments of 1990, increases the amount of sour crude processed and improves the operating reliability of the refinery. The improvements also increased the refinery's diesel capacity. In addition, Frontier has incurred capital expenditures as a result of Occupational Safety and Health Act (OSHA) required studies and the replacement of equipment damaged in a June 1992 fire.
     Strategic Position. Wainoco believes that, because the Refinery includes substantially all of the major refinery units that comprise a complex refinery, it potentially has three significant advantages over its principal competitors and most other refineries in the region.
     First, the Refinery has the capacity to process a high percentage (up to 90%) of sour crude oil, while most refineries in the Rocky Mountain region can process only sweet crude or smaller percentages of sour crude. Refineries that have the ability to process sour crude can benefit from the significantly lower cost of sour relative to sweet crude oil, which is often referred to as the "sweet/sour spread." During 1993, Frontier's cost for sour crude oil has ranged from approximately $3.78 to $4.89 per barrel lower than its cost for sweet crude.
     Second, Frontier owns a 10,000 BPD coker, which, among other things, enables the Refinery to upgrade resid and other heavy feedstocks into lighter, more valuable petroleum products. Coker capacity was expanded to 10,000 BPD at the end of 1992 to accommodate a 10-year agreement to process heavy feedstocks for Conoco. There are presently only four other cokers in the region.
     Third, because of Frontier's combination of downstream process units, the Company believes that the Refinery has octane capability equal to or greater than most of its competitors. This capability enabled Frontier to be the first to introduce 91 octane premium unleaded gasoline to the Rocky Mountain region. (Due to different altitudes, gasoline used in the Rocky Mountain region generally has an octane rating two points lower than corresponding grades of gasoline elsewhere in the United States.)
     In addition, as a result of stringent environmental protection laws and the high cost of the requisite plant modifications, Wainoco believes that, in general, refiners in the Rocky Mountain region will face barriers to substantially expanding refinery capacities or sour crude processing capability.
     Based in part on the foregoing factors, the Company believes that, assuming Frontier continues to reduce unplanned refinery unit shutdowns and other equipment problems, Frontier is capable of competing effectively in its market. In particular, Frontier has sold and expects to continue to sell refined products at competitive prices.
     Markets. Frontier sells to a broad base of independent retailers, jobbers and major oil companies in the region. Its largest customer, CITGO Petroleum Products, comprises approximately 15% of Frontier's 1993 sales. Customer relations are excellent. Prices are determined by local marketing conditions and at the "terminal rack" such that the customer typically supplies his own truck transportation.
     Effect of Crude Oil and Refined Product Prices. Frontier's income and cash flow are derived from the margin between its costs to obtain and refine crude oil and the price for which it can sell products produced in its refining process. The price at which Frontier can sell gasoline and its other refined products will be strongly influenced by the price of crude oil. Although an increase or decrease in the price of crude oil generally results in a corresponding increase or decrease in the price of gasoline and refined products, changes in the prices of refined products generally lag behind changes in the price for crude oil, both upward and downward. Frontier maintains inventories of crude oil, intermediate products and refined products, the value of each of which is subject to rapid fluctuations in market prices. Inventories are recorded at the lower of cost on a first in, first out (FIFO) basis or market. A rapid and significant movement in the market prices for crude oil or refined products could have an adverse short-term impact on earnings and cash flow. Crude oil prices, in general, are affected by a number of factors, including domestic and international demand, domestic and foreign energy legislation, production guidelines established by the Organization of Petroleum Exporting Countries (OPEC), relative supplies of other fuels, such as natural gas, and changing international economic and political conditions.
     Frontier can process a high percentage of sour crude oil, enabling it to benefit from the lower cost of sour crude relative to sweet crude. Because income and cash flow from refining operations are dependent in part on this cost differential, any narrowing of the sweet/sour crude spread would likely cause a reduction in operating margin and a decrease in earnings and cash flow of the refinery. A narrowing of the sweet/sour crude spread could result from, among other things, a decrease in the supply of sour crude or an increase in sour crude refining capacity of the refinery's competitors.
     General - Wainoco competes with other oil and gas concerns and other investment opportunities, whether or not related to the petroleum industry, in raising capital. The Company's ability to compete successfully in the capital markets is largely dependent on the success of its oil and gas exploration activities, refining activities and the economic environment in which it operates.

Current Gas Markets
     The Company continues to sell the majority of its natural gas production to long-term gas contracts managed by companies (aggregators) who purchase large volumes of natural gas from many producers and resell this gas throughout North America. The price paid for this gas is a "net-back" price per unit of gas established by subtracting transportation, processing, storage and administrative costs from the total revenue generated from all the monthly sales of gas. During 1993, North America appears to have established a balance of demand and supply of natural gas. During earlier periods of lower load factors, the Company negotiated the right to market such excess volumes not taken by the primary purchaser, to other markets. Such excess volumes are sold in the spot market.
     Wainoco has utilized short term contracts to ensure a diversification of end-users, and optimize production. Generally, one year renewable contracts have been used for this purpose. Gas prices are normally negotiated annually as a fixed price per unit of sales or an indexed price compared to the NYMEX futures price. Firm transportation and gas processing capacity from major pipeline companies have been obtained in Canada to ensure continued ability to produce pursuant to these contracts.
     Prior to November 1, 1993, approximately 28% of the Canadian gas sold by the Company was supplied under contracts that provide for supplies of fixed volumes of gas. If the Company were not able to supply the gas required under these contracts (as a result of high demand, for example), it would have been required to fulfill its supply obligations by purchasing gas in the spot market, where prices may exceed the contract prices. Subsequent to November 1, 1993, the risk of such future losses was mitigated through contract expirations and other factors.

Government Regulations
     Oil & Gas Operations -
     Environmental Laws and Regulations. The Company's oil and gas exploration and production activities are subject to laws and regulations relating to environmental quality and pollution control. The Company believes that such legislation and regulations have had no material adverse effect on its present method of operation. In the future, changes in Canadian or United States federal, state, provincial and local government environmental controls could require the Company to make significant expenditures. The magnitude of such expenditures cannot be predicted. Environmental legislation in Alberta has undergone a major revision to update and consolidate the various acts now applicable to the industry into the Environmental Protection and Enhancement Act
(EPEA) effective September 1, 1993. The EPEA brings a wider range of activities within the scope of environmental regulation. Environmental standards and penalties are generally stricter under the EPEA than under the environmental regulatory regime it replaces.
     Canadian Oil and Gas Operations. Wainoco's Canadian oil and gas production is subject to the payment to provincial governments, among others, of a specified percentage of production revenue as a royalty. Royalties paid to the province of Alberta are subject to a rebate called the Alberta Royalty Tax Credit (ARTC). The ARTC is based on a price-sensitive formula using the average West Texas Intermediate (WTI) quarterly oil price. The maximum annual ARTC limits in 1993, 1992 and 1991 were $1.4 million, $1.5 million and $1.3 million, respectively. The Company recognized ARTC's of $621,000, $590,000 and $558,000 in 1993, 1992 and 1991, respectively. The Alberta government has made changes and continues to consider further changes in its royalty structure (including royalty exemption periods) to provide incentives for exploring and developing oil and gas reserves.
     The government of Canada has relaxed export criteria to expand the export of natural gas and has a broad policy wherein exports to the United States will be sold at prices no lower than those prices in the adjoining Canadian market for comparable end-users.
     The Free Trade Agreement implemented in 1989 between Canada and the United States was intended to foster a more open North American marketplace with a minimum of direct government interference. Both countries are prohibited from imposing minimum export or import price requirements or maintaining any discriminatory export taxes, duties or charges. The agreement also provides for the elimination of the United States tariffs and the elimination of customs user fees which were previously imposed.
     The North American Free Trade Agreement (NAFTA) implemented in 1994 between the Governments of Canada, the United States and Mexico provides for the reduction of Mexican restrictive trade practices in the energy sector and prohibits discriminatory border restrictions and export taxes. NAFTA also provides for clearer disciplines on regulators to avoid discriminatory actions and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.
     United States Oil and Gas Operations. The Company is subject to regulation with respect to various aspects of its natural gas operations under the Natural Gas Act and the Natural Gas Policy Act of 1978. Additionally, the Company is significantly affected by certain provisions of the federal income tax laws applicable to the petroleum industry.

     Refinery Operations - The Company's refinery operations are subject to laws and regulations relating to environmental quality and pollution control. In 1992 and 1993, the Company incurred capital costs of approximately $34.9 million to upgrade refinery equipment for the manufacture of clean burning diesel fuel as mandated by the Clean Air Act Amendments of 1990 (the Act). Additional regulations now being developed under the Act will likely require certain additional, but lesser, expenditures in the coming years. Although these new requirements are not yet final, up to an estimated $1 million may be expended over the next two years to facilitate conventional gasoline formulation and approximately $4 million may be required over four years beginning in 1995 to improve refinery controls on emissions of certain petroleum materials designated as hazardous by the Act. Because other refineries will be required to make similar expenditures, the Company does not expect such expenditures to materially adversely impact its competitive position.
     Frontier is party to formal agreements with both state and federal agencies requiring the investigation and possible eventual remediation of certain areas of refinery property which may have been impacted by past operational activities. The Company has been addressing, over the past eight years, tasks required under a consent decree (Consent Decree) entered by the Wyoming State District Court on November 28, 1984 and involving the State of Wyoming, Department of Environmental Quality and the predecessor owners of the refinery. This action primarily addressed the threat of groundwater and surface water contamination at the refinery. As a result of these investigative efforts, substantial capital expenditures and remediation of conditions found to exist have already taken place or are in progress. The continuing requirement for groundwater remediation activities is the only significant task remaining in connection with the Consent Decree. Additionally, Frontier entered into a consent order with the federal Environmental Protection Agency on September 24, 1990 pursuant to the Resource Conservation and Recovery Act. The order requires the technical investigation of the refinery to determine if certain areas of the refinery have been adversely impacted by past operational activities. Based upon the results of the investigation, additional remedial action could be required.
     The Company has been and will be responsible for costs related to compliance with or remediations resulting from environmental regulations. There are currently no identified environmental remediation projects of which the costs can be reasonably estimated. However, the continuation of the present investigative process, other more extensive investigations over time or changes in regulatory requirements could result in future liabilities. See the Financial Review of the 1993 Annual Report to Shareholders which is incorporated herein by reference for discussion concerning the impact of compliance with environmental laws and regulations on the Company's capital expenditures and earnings.

Seasonality
     At the Refinery, due to seasonal increases in tourist related volume and road construction work, a higher demand exists in the Rocky Mountain region for gasoline and asphalt products during the summer months than during the winter months. Diesel demand is relatively constant throughout the year because two major east-west truck routes, and at least two railroads, extend into or through Frontier's principal marketing area. However, reduced road construction during the winter months does somewhat reduce demand for diesel. The Refinery normally schedules its maintenance turnaround work during the spring of each year.
During the spring of 1994, the Refinery has scheduled turnaround work on two of its major operating units.

Employees
     At December 31, 1993, the Company had 417 full-time employees, down from 434 a year earlier. The Company's 97 full-time employees in oil and gas operations include 7 geologists, 3 geophysicists, 3 land men in exploration and development and 10 petroleum engineers in drilling and production. The Company employs 309 full-time people in the refining operations, 43 at the Denver office and 266 at the Refinery. The Refinery employees include 83 administrative and technical personnel and 183 union members. The union members are represented by seven bargaining units, the largest being the Oil, Chemical and Atomic Workers International Union. Six AFL-CIO affiliated unions represent the Refinery's craft workers. The Company considers relations with all of its employees to be good. The current three-year contracts expire in May 1996.

ITEM 2.   PROPERTIES

     As used in this Form 10-K, bbl means one barrel, bpd means one barrel per day, bopd means one barrel of oil per day, mbbls means one thousand barrels, mmbbls means one million barrels, mmbblse means one million barrels equivalent, mcf means one thousand cubic feet, mmcf means one million cubic feet, bcf means one billion cubic feet, and bcfe means one billion cubic feet equivalent. Equivalent gas is based on British Thermal Units at a ratio of six mcf of gas to one bbl of oil.

Refining Operations


Years Ended December 31,                     1993           1992           1991
                                            ------         ------         ------
Charges (bpd)
     Sweet crude                             6,581          8,766         10,268
     Sour crude                             25,909         21,015         20,298
     Other feed and blend stocks             2,957          3,079          3,061
                                            ------         ------         ------
          Total                             35,447         32,860         33,627

Manufactured product yields (bpd)
     Gasoline                               15,129         13,131         14,158
     Distillates                            11,777         10,877         11,467
     Asphalt and other                       7,128          7,485          6,945
                                            ------         ------         ------
          Total                             34,034         31,493         32,570

Total product sales (bpd)
     Gasoline                               19,837         19,499         18,164
     Distillates                            11,819         11,330         11,907
     Asphalt and other                       7,682          6,500          6,356
                                            ------         ------         ------
          Total                             39,338         37,329         36,427

Operating margin information
  (per sales bbl)
     Average sales price                    $22.60         $24.39         $24.92
     Material costs
       (under FIFO inventory accounting)     17.09          19.56          20.36
                                            ------         ------         ------
          Product spread                      5.51           4.83           4.56
     Operating expenses
       excluding depreciation                 3.55           3.18           3.02
     Depreciation                              .47            .33            .21
                                            ------         ------         ------
          Operating margin                  $ 1.49         $ 1.32         $ 1.33

Manufactured product margin
  before depreciation (per bbl)             $ 2.09         $ 1.76         $  .29

Purchased product margin
  (per purchased product bbl)               $ (.41)        $  .77         $ 1.10

Sweet/sour spread (per bbl)                 $ 4.48         $ 5.53         $ 5.90

Average sales price (per sales bbl)
     Gasoline                               $25.24         $27.78         $28.15
     Distillates                             25.06          25.57          25.44
     Asphalts and other                      12.00          12.16          14.70



Oil and Gas Operations

     Production - The following table summarizes the Company's net oil and gas production, average daily production, weighted average sales prices and average production (lifting) cost per dollar of oil and gas sales for the periods indicated. Average daily production is computed by dividing net production by the number of days per year. Average sales prices are presented in United States dollars before deduction of production taxes. Production costs are expressed in United States dollars including lifting costs and production taxes. Average production cost is computed by dividing production costs by gross oil and gas sales.


Years Ended December 31,                     1993           1992           1991
                                           -------        -------        -------
Net Gas Produced (mmcf)
     Canada                                 15,938         15,995         15,486
     United States                           2,504          2,954          3,515
                                         ---------      ---------      ---------
          Total                             18,442         18,949         19,001

Average Daily Gas Production (mmcf)
     Canada                                     44             44             42
     United States                               7              8             10
                                         ---------      ---------      ---------
                                                51             52             52

Average Gas Sales Price (per mcf)
     Canada                             $     1.15      $    1.00     $     1.11
     United States                            2.12           1.81           1.68
     Weighted Average                         1.28           1.12           1.22

Net Oil Produced (bbls)
     Canada                                232,000        267,000        285,000
     United States                         747,000        844,000        835,000
                                         ---------      ---------      ---------
                                           979,000      1,111,000      1,120,000

Average Daily Oil Production (bbls)
     Canada                                    636            730            780
     United States                           2,046          2,306          2,288
                                         ---------      ---------      ---------
                                             2,682          3,036          3,068

Average Oil Sales Price (per bbl)
     Canada                             $    12.85      $   14.13     $    17.18
     United States                           16.85          18.51          19.18
     Weighted Average                        15.90          17.46          18.67

Average Production Cost
  (per dollar of oil and gas sales)
     Canada                             $      .25      $     .26     $      .28
     United States                             .45            .41            .43
     Weighted Average                          .34            .34            .36

Average Production Cost
  (per BTU equivalent mcf of production)
     Canada                             $      .31      $     .29     $      .36
     United States                            1.16           1.08           1.10
     Weighted Average                          .63            .54            .61


     Oil and Gas Drilling Activities - The following table shows the number of completed wells in which the Company has participated, the net interest to the Company in those wells and the results thereof for the periods indicated (excluding those wells drilled under farm out arrangements).
     As of December 31, 1993, the Company was in the process of drilling four wells in the United States in which the Company's interest is 0.49 net. Two wells were oil, one well was dry and one well is still in progress.


                                                  Exploratory                  Development
                                         Oil    Gas     Dry   Total    Oil    Gas     Dry   Total
                                         ----   ----    ----   ----    ----   ----    ----   ----
Gross Wells
1993
     Canada                                 5      8       7     20       0      0       0      0
     United States                          0      0       2      2      15      0       1     16
                                         ----   ----    ----   ----    ----   ----    ----   ----
                                            5      8       9     22      15      0       1     16

1992
     Canada                                 5      1       8     14       1      1       0      2
     United States                          0      1       3      4       0      0       0      0
                                         ----   ----    ----   ----    ----   ----    ----   ----
                                            5      2      11     18       1      1       0      2

1991
     Canada                                 0      3       4      7       0      0       0      0
     United States                         10      3       4     17       0      0       0      0
                                         ----   ----    ----   ----    ----   ----    ----   ----
                                           10      6       8     24       0      0       0      0

Net Wells
1993
     Canada                              2.34   2.80    3.15   8.29       0      0       0      0
     United States                          0      0    0.46   0.46    0.09      0    0.44   0.53
                                         ----   ----    ----   ----    ----   ----    ----   ----
                                         2.34   2.80    3.61   8.75    0.09      0    0.44   0.53

1992
     Canada                              1.88   0.50    3.61   5.99    0.06   0.35       0   0.41
     United States                          0   0.33    1.13   1.46       0      0       0      0
                                         ----   ----    ----   ----    ----   ----    ----   ----
                                         1.88   0.83    4.74   7.45    0.06   0.35       0   0.41

1991
     Canada                                 0   0.87    1.72   2.59       0      0       0      0
     United States                       3.60   0.62    0.78   5.00       0      0       0      0
                                         ----   ----    ----   ----    ----   ----    ----   ----
                                         3.60   1.49    2.50   7.59       0      0       0      0


     Principal Oil and Gas Properties - The following presentation is a summary description of the Company's most significant oil and gas properties. During 1993, the Company was not curtailed other than for mechanical problems relating to pipeline and compressor repairs and maintenance.
     In the Monias area (British Columbia) the Company has an average working interest of 41.6%. Two pipelines collect gas from the area, allowing the Company flexibility in seeking gas purchasers. In 1993, Wainoco sold 86% under long-term contract to CanWest Gas Supply Inc. (CanWest), Northwest Pacific Energy Marketing Inc. and B.C. Gas Inc. and 14% to pulp mills or exported to the United States under short-term contracts.
     In the Maple Glen-Leo area (Alberta) the Company has an average working interest of 44.6%. During 1993, all gas sales were made under long-term contracts with Pan-Alberta Gas Ltd. (Pan-Alta), Western Gas Marketing Limited
(WGML) and Altresco Pittsfield, a cogeneration market.
     In the Wardlow area (Alberta) the Company has an average working interest of 85.6% and 33 additional undeveloped well locations on proved acreage.
Wainoco holds overriding royalty interests in 17,280 gross proved acres and 2,560 gross unproved acres. All production was sold under long-term contracts to Pan-Alta and WGML.
     In the North Cache field (British Columbia) the Company has an average working interest of 68.5%. Annual production is sold under long-term contracts to CanWest.
     In the Septimus area (British Columbia) the Company has an average working interest of 58.8%. During 1993, gas was sold to pulp mills or export markets in the United States under short-term contracts.
     In the Oak field (British Columbia) the Company has an average working interest of 40.5%. During 1993, 92% of production was sold to CanWest under long-term contracts and 8% was sold under short-term contracts.
     In the Conroe field (Texas) the Company has a unit working interest of 17%. Oil production was sold to Texaco Trading and plant products and gas production were sold to Union Pacific Resources.
     In the High Island Block 93 field (federal offshore Texas) the Company has working interest of 25%. Production is projected to commence in May 1994 after completion of the facilities and pipeline.
     In Yeary field (Texas) the Company has a 100% working interest. During 1993, oil production was sold to Koch and gas production was sold to Panhandle Trading and Corpus Christi Gas Marketing.
     In the Esther field (Louisiana) the Company has an average working interest of 26.5%. During 1993, gas production was sold to Louisiana Gas System and Louisiana Gas Marketing.
     In the West Delta 20 field (federal offshore Louisiana) the Company has an average working interest of 21%. During 1993, gas production was sold to Ledco Inc. The OCS-G 7789 #3 well was recompleted from the K5B to the K5A zone in January, 1994 testing at 17 MMCFD. The K5 zone remains behind pipe.
     The following table presents data for the year and as of December 31, 1993.


                                                             Average Daily
                                                              Production    Proved Reserve   Discounted
                              Gross      Gross Acreage        Gas     Oil     Gas     Oil     Net Cash
                              Wells Productive  Undeveloped  (mcf)  (bbls)  (mmcf)  (mbbls)   Flows (1)
                             -----  ---------- -----------  ------  ------  ------  ------  -------------
                                                                                           (in thousands)
Canada
Monias area, British Columbia   38      25,602       9,459  13,789      56  32,136     124         21,854
Maple Glen-Leo area, Alberta    61      47,206       8,320   6,652      45  12,530     104         10,334
Wardlow area, Alberta          110      18,240       2,080   3,507       0   9,377       0          6,846
North Cache field,
  British Columbia               4       2,108       3,758   1,827      32   9,975     140          6,167
Septimus area,
  British Columbia               4       1,947      13,573   3,211      19   8,560      53          5,756
Oak field, British Columbia     13       6,239       5,041   3,427      53   5,393     103          4,857


United States
Conroe field (1), Texas          1       3,376           0      77     688  28,391   1,121         25,845
High Island Block 93 field,
  Federal Offshore (2), Texas    1       5,760           0       0       0   3,343      39          5,866
Yeary field (3), Texas           8       1,696       1,090     648     365     652     675          5,359
Esther field, Louisiana          6       1,875           0     731       7   2,923      41          4,980
West Delta 20,
  Federal Offshore, Louisiana    1       2,765           0     525       7   1,904      27          3,388


(1)  Gross wells:  1 unit with 176 wells.
(2)  No 1993 sales.  Installing pipeline and facilities in 1994.
(3) Average daily production is based on 12/93 data since several wells were recompleted during the year.

     Productive Wells - The following table shows the Company's gross and net interests in productive oil and gas wells at December 31, 1993.

                                                Oil (1)             Gas (1)            Total (1)
                                            Gross      Net      Gross      Net      Gross      Net
                                            ------    ------    ------    ------    ------    ------
Canada                                          85      18.2       406     206.1       491     224.3
United States (2)                               70      25.6        32      10.4       102      36.0
                                            ------    ------    ------    ------    ------    ------
                                               155      43.8       438     216.5       593     260.3


(1) One or more completions in the same bore hole are counted as one well. The data in the table includes 37 gross (32.2 net) gas wells and one gross (1 net) oil well with multiple completions.
(2) Includes producing units which contain numerous wells. Each unit is counted as one gross well and the unit working interest is included in the net wells.


     Acreage - The table below summarizes the Company's interest in productive and undeveloped acreage as of December 31, 1993.

                                                                  Productive          Undeveloped
                                                                Gross      Net      Gross      Net
                                                                ------    ------    ------    ------

United States
     Arkansas                                                      340        97         0         0
     California                                                    200       200        41        41
     Colorado                                                    2,360       425    46,518    15,736
     Louisiana                                                  15,392     3,141    13,795     4,155
     Michigan                                                      102         1         0         0
     Mississippi                                                   521       171       108        36
     Montana                                                     1,905       231         0         0
     New Mexico                                                 17,292     2,919         0         0
     Oklahoma                                                        0         0     8,939     8,586
     Texas                                                      19,483     8,513    16,992    10,134
     Wyoming                                                     7,542       635    86,809    33,535
                                                               -------   -------   -------   -------
                                                                65,137    16,333   173,202    72,223

Canada
     Alberta                                                   283,209    80,831   158,175    66,413
     British Columbia                                           73,200    25,549   109,054    47,359
     Northwest Territories and Beaufort Sea                          0         0    12,775       262
                                                                ------    ------    ------    ------
                                                               356,409   106,380   280,004   114,034

     Total                                                     421,546   122,713   453,206   186,257
                                                               =======   =======   =======   =======

     Reserves - Incorporated herein by reference is the Supplemental Financial Information contained on pages 30 and 32 of the 1993 Annual Report to Shareholders which presents the estimated net quantities of the Company's proved oil and gas reserves and the standardized measure of discounted future net cash flows attributable to such reserves.
     Pursuant to regulations of the United States Department of Energy, Wainoco is required to file an annual report of proved reserves with the Federal Energy Regulatory Commission (FERC). The reserve information included in the Supplemental Financial Information is not inconsistent with the reserve information which will be furnished to the FERC. Wainoco has not filed oil or gas reserve information with any other federal agency within the past year, other than information similar to that included herein.

Other Properties
     The Company leases approximately 27,000 square feet of office space in Houston for its corporate and U.S. oil and gas exploration and production headquarters on a six-year lease expiring in 1998. The Company also leases a small office, on an annual basis, in Corpus Christi, Texas. In Canada, the Company leases approximately 17,000 square feet in Calgary for its Canadian oil and gas exploration and production office under a lease expiring in 2000. Frontier leases approximately 23,000 square feet in Denver, Colorado for its refining operations headquarters which expires in 1995.

ITEM 3.    LEGAL PROCEEDINGS
     There are no legal proceedings which in the opinion of management would have a material adverse impact on the Company. See Item 1. Business - Government Regulations regarding certain ongoing proceedings regarding environmental matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
          MATTERS
     The information on the outside back flysheet of the 1993 Annual Report to Shareholders under the heading "Common Stock" is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATE
     The information on page 14 of the 1993 Annual Report to Shareholders under the heading "Five Year Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information on pages 11 and 13 of the 1993 Annual Report to Shareholders under the heading "Financial Review" is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and the data contained in the 1993 Annual Report to Shareholders are incorporated herein by reference. See index to financial statements and supplemental data appearing under Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

PART III
     The information called for by Part III of this Form is incorporated by reference from the definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of its last fiscal year.

PART IV
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.     Financial Statements and Supplemental Data                 Page*

          Consolidated Statements of Operations                         16
          Consolidated Balance Sheets                                   17
          Consolidated Statements of Cash Flows                         18
          Consolidated Statements of Shareholders' Equity               19
          Notes to Financial Statements                                 20
          Report of Independent Public Accountants                      28
          Oil and Gas Producing Activities                              29
          Selected Quarterly Financial Data                             14

          *Reference to page in the 1993 Annual Report to Shareholders, which portions thereof are incorporated herein by reference.

(a)2.     Financial Statements Schedules

          Report of Independent Public Accountants
          Schedule II - Amounts Receivable from Related Parties and Underwriters, Promoters and Employees Other than Related Parties
          Schedule III - Condensed Financial Information of Registrant
          Schedule V - Property, Plant and Equipment
          Schedule VI - Accumulated Depreciation, Depletion and Amortization of Property, Plant and Equipment
          Schedule IX - Short-Term Borrowings
          Schedule X - Supplementary Income Statement Information
          Other Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)3.     List of Exhibits
*  3.1    - Articles of Domestication of the Company, as amended (filed as
            Exhibit 2.3 to Registration Statement No. 2-62518 and Exhibit 2.2 to Registration Statement No. 2-69149).
*  3.2    - Fourth restated By-Laws of the Company as amended through February
            20, 1992 (filed as Exhibit 3.2 to Form 10-K dated December 31,
            1992).
*  4.1    - Indenture dated as of October 1, 1978, between the Company and First
            City National Bank of Houston, as Trustee relating to the Company's 10 3/4% Subordinated Debentures due 1998 (filed as Exhibit 2.5 to Registration Statement No. 2-59649).
*  4.2    - Agreement of Resignation, Appointment and Acceptance by and among the Company, First City National Bank of Houston (Resigning Trustee) and Texas Commerce Bank National Association, Houston, (Successor Trustee) relating to the Company's 10 3/4% Subordinated Debentures due 1998 (filed as Exhibit 4.2 to Form 10-K dated December 31,
            1985).
*  4.3    - First Supplemental Indenture dated as of January 20, 1987 between the Company and Texas Commerce Bank National Association, supplementing and amending the Indenture dated as of October 1, 1978, relating to the Company's 10 3/4% Subordinated Debentures due 1998 (filed as Exhibit 4.3 to Form 10-K dated December 31, 1986).
*  4.6    - Indenture dated as of June 1, 1989 between the Company and Texas
            Commerce Trust Company of New York as Trustee relating to the Company's 7 3/4% Convertible Subordinated Debentures due 2014 (filed as Exhibit 4.6 to Form 10-K dated December 31, 1989).
*  4.7    - Indenture dated as of August 1, 1992 between the Company and Bank
            One, N.A., as Trustee relating to the Company's 12% Senior Notes due 2002 (filed as Exhibit 4.7 to Form 10-K dated December 31, 1992).
*  10.1   - Amended and Restated Loan Agreement dated October 2, 1991 among the
            Company and Bank of Montreal and Morgan Bank of Canada (filed as
            Exhibit 10.1 to Form 10-K dated December 31, 1991).
*  10.2   - Amendments dated December 31, 1991 through August 14, 1992 to Loan
            Agreement dated October 2, 1991 with Bank of Montreal and Morgan Bank of Canada (filed as Exhibit 10.2 to Form 10-K dated December 31, 1992).
*  10.3   - Letter Agreement dated January 15, 1992 to Loan Agreement dated
            October 2, 1991 with Bank of Montreal and Morgan Bank of Canada (filed as Exhibit 10.3 to Form 10-K dated December 31, 1992).
*  10.4   - Waiver and Release dated May 13, 1992 to Loan Agreement dated
            October 2, 1991 with Bank of Montreal and Morgan Bank of Canada (filed as Exhibit 10.4 to Form 10-K dated December 31, 1992).
*  10.5   - Letter Agreement dated June 30, 1992 to Loan Agreement dated October
            2, 1991 with Bank of Montreal and Morgan Bank of Canada (filed as
            Exhibit 10.5 to Form 10-K dated December 31, 1992).
   10.6 - Letter Agreement dated July 31, 1992 to Loan Agreement dated October 2, 1991 with Bank of Montreal and Morgan Bank of Canada.
   10.7 - Amending Agreement dated August 14, 1992 to Loan Agreement dated October 2, 1991 with Bank of Montreal and Morgan Bank of Canada.
   10.8 - Amending Agreement dated May 18, 1993 to Loan Agreement dated October 2, 1991 with Bank of Montreal and Morgan Bank of Canada.
   10.9 - Amendment Letter dated August 12, 1993 to Loan Agreement dated October 2, 1991 with Bank of Montreal and Morgan Bank of Canada.
   10.10 - Waiver dated November 10, 1993 to Loan Agreement dated October 2, 1991 with Bank of Montreal and Morgan Bank of Canada.
   10.11 - Amending Agreement dated December 10, 1993 to Loan Agreement dated October 2, 1991 with Bank of Montreal and Morgan Bank of Canada.
*  10.12  - Credit and Guaranty Agreement dated October 4, 1991 among Wainoco
            Oil & Gas Company, the Company, certain banks and Morgan Guaranty Trust Company of New York (filed as Exhibit 10.2 to Form 10-K dated December 31, 1991).
*  10.13  - Amendment No. 1 dated December 31, 1991 to Loan Agreement dated
            October 4, 1991 with certain banks and Morgan Guaranty Trust Company of New York (filed as Exhibit 10.7 to Form 10-K dated December 31,
            1992).
   10.14 - Amendment No. 2 dated June 24, 1992 to Loan Agreement dated October 4, 1991 with certain banks and Morgan Guaranty Trust Company of New York.
   10.15 - Amendment No. 3 dated June 30, 1992 to Loan Agreement dated October 4, 1991 with certain banks and Morgan Guaranty Trust Company of New York.
   10.16 - Amendment No. 4 dated March 31, 1993 to Loan Agreement dated October 4, 1991 with certain banks and Morgan Guaranty Trust Company of New York.
*  10.17  - Revolving Credit and Letter of Credit Agreement dated August 10,
            1992 among Frontier Oil and Refining Company, certain banks and Union Bank (filed as Exhibit 10.8 to Form 10-K dated December 31,
            1992).
*  10.18  - First Amendment dated October 8, 1992 to Loan Agreement among
            Frontier Oil and Refining Company, certain banks and Union Bank (filed as Exhibit 10.9 to Form 10-K dated December 31, 1992).
   10.19 - Waiver and Amendment dated March 17, 1993 to Loan Agreement dated October 4, 1991 with certain banks and Morgan Guaranty Trust Company of New York.
   10.20 - Second Amendment dated April 30, 1993 to Loan Agreement dated October 4, 1991 with certain banks and Morgan Guaranty Trust Company of New York.
   10.21 - Waiver letter dated August 31, 1993 to Loan Agreement dated October 4, 1991 with certain banks and Morgan Guaranty Trust Company of New York.
   10.22 - Waiver letter dated October 15, 1993 to Loan Agreement dated October 4, 1991 with certain banks and Morgan Guaranty Trust Company of New York.
   10.23 - Third Amendment dated December 31, 1993 to Loan Agreement dated October 4, 1991 with certain banks and Morgan Guaranty Trust Company of New York.
   10.24 - Credit Agreement dated September 10, 1993 among Wainoco Oil & Gas Company and Cullen Center Bank and Trust.
*  10.25  - Interest Rate Swap Agreement dated August 5, 1991 between the
            Company and Morgan Guaranty Trust Company of New York (filed as
            Exhibit 10.10 to Form 10-K dated December 31, 1992).
*  10.26  - Waiver and Amendment Agreement dated May 1, 1992 between the Company and Morgan Guaranty Trust Company of New York (filed as Exhibit
            10.11 to Form 10-K dated December 31, 1992).
*  10.27  - Amendment Agreement dated December 31, 1992 to Interest Rate Swap
            Agreement dated August 5, 1991 between the Company and Morgan Guaranty Trust Company of New York (filed as Exhibit 10.12 to Form 10-K dated December 31, 1992).
*  10.28  - The 1968 Incentive Stock Option Plan as amended and restated (filed as Exhibit 10.1 to Form 10-K dated December 31, 1987).
*  10.29  - The 1977 Stock Option Plan as amended and restated (filed as Exhibit
            10.2 to Form 10-K dated December 31, 1989).
*  10.30  - Employment Agreement dated May 26, 1992 between the Company and
            Clark Johnson (filed as Exhibit 10.16 to Form 10-K dated December 31, 1992).
   13.1 - Portions of the Company's 1993 Annual Report covering pages 11 through 14, 16 through 32 and back fly sheet.
*  21.1   - Subsidiaries of the Registrant (filed as Exhibit 22.1 to Form 10-K dated December 31, 1992).
   23     - Consent of Arthur Andersen & Co.

*Asterisk indicates exhibits incorporated by reference as shown.

(b)  Reports on Form 8-K
     No reports on Form 8-K have been filed by the Company during the fourth quarter of 1993.

(c)  Exhibits
     The Company's 1993 Annual Report is available upon request. Shareholders of the Company may obtain a copy of any other exhibits to this Form 10-K at a charge of $.25 per page. Requests should be directed to:
          Michal King
          Corporate Communications
          Wainoco Oil Corporation
          1200 Smith Street, Suite 2100
          Houston, Texas 77002-4367

(d)  Schedules
     Report of Independent Public Accountants on Financial Statement Schedules

To Wainoco Oil Corporation:
     We have audited in accordance with generally accepted auditing standards, the financial statements included in Wainoco Oil Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 11, 1994. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/ Arthur Andersen & Co.
ARTHUR ANDERSEN & CO.

Houston, Texas
February 11, 1994


Amounts Receivable from Related Parties and Underwriters,
Promoters and Employees Other Than Related Parties
For the year ended December 31, 1993                                    Schedule II



                   Balance at
                  Beginning of                   Amount        Amount      Balance at End of Period
Name of Debtor       Period       Additions    Collected    Written Off      Current     Not Current
- --------------    ------------    ---------    ---------    -----------    ----------   -----------
S. C. Johnson     0               $160,000     0            0              $160,000     0




Wainoco Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
As of December 31,                                                                              Schedule III

(in thousands)
                                                                         1993                1992
                                                                      ----------          ----------
ASSETS
Current Assets:
     Cash and cash equivalents                                        $      498          $    1,162
     Receivables                                                           3,726               4,006
     Other current assets                                                    145                 193
                                                                      ----------          ----------
          Total current assets                                             4,369               5,361
                                                                      ----------          ----------
Property, Plant and Equipment, at cost -
     Oil and gas properties, on a full-cost basis                        148,717             148,707
     Furniture, fixtures and other                                           718                 728
                                                                      ----------          ----------
                                                                         149,435             149,435
     Less - Accumulated depreciation,
       depletion and amortization                                        (77,078)            (72,246)
                                                                      ----------          ----------
                                                                          72,357              77,189
Investment in Subsidiaries                                               175,504             155,351
Other Assets                                                               5,268               5,831
                                                                      ----------          ----------
                                                                      $  257,498          $  243,732
                                                                      ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                             $        0          $    2,499
     Accounts payable                                                      4,278               3,522
     Other accrued liabilities                                             6,172               5,595
                                                                      ----------          ----------
          Total current liabilities                                       10,450              11,616
                                                                      ----------          ----------
Deferred Income Taxes                                                      1,598               1,598
Deferred Revenues and Other                                                  936               1,323
Payable to Affiliated Companies                                           20,274              19,666
Long-Term Debt                                                           158,200             164,573

Shareholders' Equity:                                                     66,040              44,956
                                                                      ----------          ----------

                                                                      $  257,498          $  243,732
                                                                      ==========          ==========

The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries" are an integral part of these financial statements.



Wainoco Oil Corporation
Condensed Financial Information of Registrant
Statements of Operations
For the three years ended December 31,                                                          Schedule III
(in thousands)

                                                     1993                1992                1991
                                                  ----------          ----------          ----------
Revenues:
     Oil and gas sales                            $   21,250          $   19,708          $   22,142
     Equity in earnings of subsidiaries               16,599               9,149             (12,721)
     Other income                                        991                 913               1,869
                                                  ----------          ----------          ----------
                                                      38,840              29,770              11,290
                                                  ----------          ----------          ----------
Costs and Expenses:
     Oil and gas operating costs                       5,326               5,117               6,254
     Selling and general expenses                      4,494               4,549               5,783
     Depreciation, depletion and amortization          9,347               9,307               9,643
                                                  ----------          ----------          ----------
                                                      19,167              18,973              21,680
                                                  ----------          ----------          ----------

Operating Income (Loss)                               19,673              10,797             (10,390)
Interest expense, net                                 17,684              12,190               8,519
                                                  ----------          ----------          ----------

Income (Loss) Before Income Taxes                      1,989              (1,393)            (18,909)
Provision (Benefit) for Income Taxes                    (515)               (415)               (618)
                                                  ----------          ----------          ----------

Net Income (Loss)                                 $    2,504          $     (978)         $  (18,291)
                                                  ==========          ==========          ==========


The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries" are an integral part of these financial statements.


Wainoco Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flow
For the three years ended December 31,                                                          Schedule III
(in thousands)

                                                     1993                1992                1991
                                                  ----------          ----------         -----------

Operating Activities
     Net income                                   $    2,504          $     (978)         $  (18,291)
     Equity in earnings of subsidiaries              (16,599)             (9,149)             12,721
     Depreciation, depletion and amortization          9,347               9,307               9,643
     Other                                               591               3,488                  41
                                                  ----------          ----------          ----------
Net cash provided (used) by operating activities      (4,157)              2,668               4,114
                                                  ----------          ----------          ----------

Investing Activities
     Additions to property, plant and equipment       (6,480)             (5,703)            (11,164)
     Proceeds from sale of property                      945                 179                 690
     Acquisition costs and other                         343               1,163             (25,489)
                                                  ----------          ----------          ----------
Net cash used by investing activities                 (5,192)             (4,361)            (35,963)
                                                  ----------          ----------          ----------

Financing Activities
     Long-term borrowings -
          Senior Notes                                     0             100,000                   0
          Bank debt                                   18,700               2,200              40,058
     Repayments -
          Bank debt                                  (22,700)            (42,200)            (14,486)
          Debentures                                  (4,999)                  0                (282)

Common stock offering & commitments                   21,725                   0                   0
Change in intercompany balances, net                 (13,665)            (54,063)              5,991
Dividends paid to parent                               9,860                   0                   0
Other                                                    (20)             (4,115)                172
                                                  ----------          ----------          ----------
Net cash provided by financing activities              8,901               1,822              31,453
Effect of exchange rate changes on cash                 (215)               (233)                (15)
                                                  ----------          ----------          ----------

Increase (Decrease) in cash and cash equivalents        (663)               (104)               (411)
Cash and cash equivalents - beginning of period        1,162               1,266               1,677
                                                  ----------          ----------          ----------

Cash and cash equivalents - end of period         $      499          $    1,162          $    1,266
                                                  ==========          ==========          ==========


The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries" are an integral part of these financial statements.



Wainoco Oil Corporation
Notes to Condensed Financial Information of Registrant
December 31, 1993                                                  Schedule III


(1)  General

     The accompanying condensed financial statements of Wainoco Oil Corporation (Registrant) should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's 1993 Annual Report to Shareholders.

(2)  Oil and gas properties

     All of the Registrant's oil and gas properties are located in Canada. Information relating to the Registrant's oil and gas operations is disclosed in the "Notes to the Financial Statements of Wainoco Oil Corporation and Subsidiaries."

(3)       Long-term debt

          The components (in thousands) of long-term debt are as follows:


                                                                         1993                1992
                                                                      ----------          ----------
12% Senior Notes                                                      $  100,000          $  100,000
7 3/4% Convertible Subordinated Debentures                                46,000              46,000
10 3/4% Subordinated Debentures                                           12,200              17,072
Bank debt                                                                      0               4,000
                                                                      ----------          ----------
                                                                         158,200             167,072
Less current portion                                                           0               2,499
                                                                      ----------          ----------
                                                                      $  158,200          $  164,573
                                                                      ==========          ==========


(4)       Five-year maturities of long-term debt

   The estimated five-year maturities of long-term debt are $2.5 million in 1995 through 1997 and $5.0 million in 1998.


Property, Plant and Equipment                                                                     Schedule V
(in thousands)
                                     Balance,                                                    Balance
                                     Beginning    Other               Retirement   Translation   End of
For the Years Ended December 31,     of Period Changes(3)  Additions   or Sales    Adjustment    Period
                                    ----------   -------  ----------  ----------  ------------    -------

1993 Refining (1)                   $   90,994  $      0  $   26,566  $        0  $          0  $ 117,560
     Pipeline (1)                        7,145         0           0           0             0      7,145
     Oil and gas (2)                   443,430         0      13,371      (2,246)       (5,905)   448,650
     Furniture, fixtures and
       other equipment (1)               3,956         0         714        (248)          (30)     4,392
     Land and improvements (1)           1,428         0           0           0             0      1,428
                                    ----------   -------  ----------  ----------  ------------    -------
                                       546,953         0      40,651      (2,494)       (5,935)   579,175

1992 Refining (1)                       60,970         0      30,024           0             0     90,994
     Pipeline (1)                        6,062         0       1,083           0             0      7,145
     Oil and gas (2)                   448,961         0      10,190      (1,222)      (14,499)   443,430
     Furniture, fixtures and
       other equipment (1)               3,838         0         464        (276)          (70)     3,956
     Land and improvements (1)           1,428         0           0           0             0      1,428
                                    ----------   -------  ----------  ----------  ------------    -------
                                       521,259         0      41,761      (1,498)      (14,569)   546,953

1991 Refining (1)                            0    57,548       3,422           0             0     60,970
     Pipeline (1)                            0     6,062           0           0             0      6,062
     Oil and gas (2)                   410,770         0      45,024      (7,403)          570    448,961
     Furniture, fixtures and
       other equipment (1)               2,743     1,111         364        (382)            2      3,838
     Land and improvements (1)               0     1,003         425           0             0      1,428
                                    ----------   -------  ----------  ----------  ------------    -------
                                    $  413,513  $ 65,724  $   49,235  $   (7,785) $        572  $ 521,259

(1) Depreciation is computed on a straight-line basis at various rates per year.
(2) Depreciation, depletion and amortization is computed on a quarterly basis using the composite unit-of-production method based on dollars of future gross revenue attributable to proved reserves.
(3)  Acquisition of Frontier Holdings Inc.



Accumulated Depreciation, Depletion and
Amortization of Property, Plant and Equipment                                                    Schedule VI
(in thousands)
                                                Balance,    Additions                            Balance,
                                                Beginning  Charged to               Translation   End of
For the Years Ended December 31,                of Period   Earnings*  Retirements  Adjustment    Period
                                               ----------  ---------- -----------  ------------  --------

1993 Refining                                  $    4,067  $    5,506  $        0  $          0  $  9,573
     Pipeline                                         447         357           0             0       804
     Oil and gas                                  308,582      16,222           0        (3,046)  321,758
     Furniture, fixtures and
       other equipment                              2,332         511        (248)          (24)    2,571
     Land and improvements                            111          88           0             0       199
                                               ----------  ----------  ----------  ------------  --------
                                                  315,539      22,684        (248)       (3,070)  334,905

1992 Refining                                         745       3,322           0             0     4,067
     Pipeline                                          76         371           0             0       447
     Oil and gas                                  296,548      18,757           0        (6,723)  308,582
     Furniture, fixtures and
       other equipment                              2,077         584        (273)          (56)    2,332
     Land and improvements                             22          89           0             0       111
                                               ----------  ----------  ----------  ------------  --------
                                                  299,468      23,123        (273)       (6,779)  315,539

1991 Refining                                           0         745           0             0       745
     Pipeline                                           0          76           0             0        76
     Oil and gas                                  261,724      34,673           0           151   296,548
     Furniture, fixtures and
       other equipment                              1,996         368        (288)            1     2,077
     Land and improvements                              0          22           0             0        22
                                               ----------  ----------  ----------  ------------   -------
                                               $  263,720  $   35,884  $     (288) $        152  $299,468


*Excludes amortization of debenture issue expense of $554 in 1993, $308 in 1992 and $137 in 1991.



Short-Term Borrowings                                                                            Schedule IX
(dollars in thousands)

                                                                   Maximum       Average       Weighted
              Category of                           Weighted       amount        amount         average
               aggregate               Balance at    average     outstanding   outstanding   interest rate
              short-term                 end of     interest     during the    during the     during the
              borrowings                 period       rate         period        period         period
- -------------------------------------  ----------  ----------   ------------  ------------   ------------

Year Ended
     December 31, 1992
     Notes payable to
       financial institutions          $        0        0      $      8,900  $      3,115          8.13%

Year Ended
     December 31, 1991
     Notes payable to
       financial institutions                   0        0             4,574           102           9.3%


There were no short-term borrowings for the year ended December 31, 1993.


Supplementary Income Statement Information                                                        Schedule X
(in thousands)

                              Charged to          Charged to          Charged to
                          Costs and Expenses  Costs and Expenses  Costs and Expenses
        Item                     1993                1992                1991
- --------------------      ----------------    ----------------   -----------------

Maintenance and repairs         $12,405            $12,183              $2,954




                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

                                   WAINOCO OIL CORPORATION



                                   By:  /s/ James R. Gibbs
                                        --------------------
                                        President
                                        (chief executive officer)


Date:  February 22, 1994


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Wainoco Oil Corporation and in the capacities and on the date indicated.




/s/ James R. Gibbs                     /s/ James S. Palmer
- ----------------------                 --------------------
James R. Gibbs                         James S. Palmer
President and Director                 Director
(chief executive officer)



/s/ George E. Aldrich                  /s/ Derek A. Price
- ----------------------                 ----------------------
George E. Aldrich                      Derek A. Price
Vice President - Controller            Director
(principal accounting officer)



/s/ John B. Ashmun                     /s/ Carl W. Schafer
- ----------------------                 ----------------------
John B. Ashmun                         Carl W. Schafer
Chairman of the Board                  Director



/s/ Douglas Y. Bech                    /s/ William Scheerer, II
- ---------------------                  ----------------------
Douglas Y. Bech                        William Scheerer, II
Director                               Director




Date:  February 22, 1994