Form 10-Q
period 1994-03-31
WAINOCO OIL CORP
filed 1994-04-28
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                       FORM 10-Q



X                 Quarterly Report pursuant to section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

                                     OR

                  Transition Report pursuant to section 13 or 15(d)
                       of the Securities Exchange Act of 1934

                 For the transition period from . . . . to . . . .

                       Commission file number 1-7627



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


                                 Not Applicable
           ----------------------------------------------------------
                 Former name, former address and former fiscal year, if
                         changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No . . .

Registrant's number of common shares outstanding as of April 28, 1994:
27,237,452





WAINOCO OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 1994


INDEX

                                                               Page
                                                               ----

Part I - Financial Information

    Item 1.  Financial Statements                                 1

    Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations      6

Part II - Other Information                                      11



PART I - FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS



WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share)


For the three months ended March 31,                      1994        1993
- ------------------------------------                    --------    --------
Revenues:
    Refined products                                    $ 62,298    $ 72,390
    Oil and gas sales                                      9,398       9,892
    Other                                                    510       1,353
                                                        --------    --------
                                                          72,206      83,635
                                                        --------    --------

Costs and Expenses:
    Refining operating costs                              53,664      70,568
    Oil and gas operating costs                            3,233       3,067
    Selling and general expenses                           2,987       2,884
    Depreciation, depletion and amortization               5,958       5,866
                                                        --------    --------
                                                          65,842      82,385
                                                        --------    --------

Operating Income                                           6,364       1,250
Interest Expense, Net                                      5,061       5,217
                                                        --------    --------

Income (Loss) Before Income Taxes                          1,303      (3,967)
Provision (Benefit) for Income Taxes                        (172)        (72)
                                                        --------    --------

Net Income (Loss)                                       $  1,475    $ (3,895)
                                                        ========    ========

Income (Loss) Per Share                                 $    .05    $   (.18)
                                                        ========    ========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

March 31, 1994 and December 31, 1993                      1994        1993
- ------------------------------------                    --------    --------
ASSETS
Current Assets:
    Cash, including cash equivalents of
      $1,901 in 1994 and $2,078 in 1993                 $  2,034    $  3,770
    Trade receivables                                     15,602      16,281
    Joint operators and other receivables                  2,767       2,790
    Inventory of crude oil, products and other            24,432      21,086
    Other current assets                                   1,710       2,331
                                                        --------    --------
        Total current assets                              46,545      46,258
                                                        --------    --------
Property and Equipment, at cost:
    Oil and gas properties, on a full-cost basis         444,401     448,649
    Refinery and pipeline                                127,921     124,705
    Furniture, fixtures and other equipment                5,839       5,820
                                                        --------    --------
                                                         578,161     579,174
    Less - Accumulated depreciation, depletion
      and amortization                                   337,134     334,905
                                                        --------    --------
                                                         241,027     244,269

Other Assets                                               5,976       6,284
                                                        --------    --------

                                                        $293,548    $296,811
                                                        ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                    $ 27,593    $ 30,514
    Oil and gas proceeds payable                           3,894       4,095
    Accrued interest                                       3,239       5,681
    Current maturities of long-term debt                   1,000           0
    Accrued turnaround cost                                3,478       3,741
    Accrued liabilities and other                          3,564       4,132
                                                        --------    --------
        Total current liabilities                         42,768      48,163
                                                        --------    --------

Long-Term Debt, net of current maturities:
    Revolving credit facilities                           23,000      18,700
    12% Senior Notes                                     100,000     100,000
    7 3/4% Convertible Subordinated Debentures            46,000      46,000
    10 3/4% Subordinated Debentures                       12,221      12,200
                                                        --------    --------
                                                         181,221     176,900
                                                        --------    --------
Deferred Revenue and Other                                 2,787       3,410

Deferred Income Taxes                                      2,328       2,298

Commitments and Contingencies

Shareholders' Equity:
    Preferred stock, $100 par value,
      500,000 shares authorized, no shares issued              0           0
    Common stock, no par, 50,000,000 shares authorized,
      27,297,452 shares and 27,122,177 shares issued
      in 1994 and 1993, respectively                      57,171      57,153
    Paid-in capital                                       81,714      80,855
    Retained earnings (deficit)                          (64,822)    (66,297)
    Commitments to issue common stock, 175,275 shares          0         883
    Cumulative translation adjustment                     (9,322)     (6,233)
    Treasury stock, 60,000 shares                           (270)       (270)
    Deferred employee compensation                           (27)        (51)
                                                        --------    --------
          Total Shareholders' Equity                      64,444      66,040

                                                        $293,548    $296,811
                                                        ========    ========



The accompanying notes are an integral part of these financial statements.



WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the three months ended March 31,                      1994        1993
- ------------------------------------                    --------    --------
OPERATING ACTIVITIES
Net income (loss)                                       $  1,475    $ (3,895)
Depreciation, depletion and amortization                   5,958       5,866
Deferred revenue and other                                  (281)        357
                                                        --------    --------
                                                           7,152       2,328
Change in working capital from operations                 (6,317)        546
                                                        --------    --------
    Net cash provided by operating activities                835       2,874

INVESTING ACTIVITIES
Additions to property and equipment                       (7,910)    (10,371)
Sales of oil and gas properties                              803         801
Net cash distributed as operator of properties            (1,049)       (473)
                                                        --------    --------
    Net cash used in investing activities                 (8,156)    (10,043)

FINANCING ACTIVITIES
Long-term bank borrowings                                  8,300       8,400
Payments of long-term bank debt                           (3,000)       (700)
Other                                                        268           1
                                                        --------    --------
    Net cash provided by financing activities              5,568       7,701

Effect of exchange rate changes on cash                       17          67
                                                        --------    --------

Increase (decrease) in Cash and Cash Equivalents          (1,736)        599
Cash and Cash Equivalents, beginning of period             3,770       3,710
                                                        --------    --------
Cash and Cash Equivalents, end of period                $  2,034    $  4,309
                                                        ========    ========



The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 1994
(Unaudited)

1.    Financial statement presentation and earnings per share

Financial statement presentation
     The condensed consolidated financial statements include the accounts of Wainoco Oil Corporation, a Wyoming Corporation, and its wholly owned subsidiaries, including Wainoco Oil & Gas Company and Frontier Holdings Inc. ("Frontier" or the "Refinery"), collectively referred to as Wainoco or the Company. These financial statements have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Wainoco believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in Wainoco's annual report on Form 10-K for the year ended December 31, 1993.

Nonrecurring transactions
     During the first quarter of 1993, the Company received payments of insurance proceeds, as reimbursement for losses incurred, resulting in nonrecurring income of $1.0 million, which has been classified as other income in the consolidated statement of operations.

Earnings per share
     Primary and fully diluted earnings per share have been computed on the weighted average number of common shares outstanding and assume the exercise of stock option shares for the three months ended March 31, 1994. The effect of dilution for the fully diluted computation was immaterial. No effect was given for the addition of dilutive stock options for the three months ended March 31, 1993 as a loss was incurred. The primary and fully diluted average shares outstanding for the three months ended March 31, 1994 and 1993 were 27,330,353 and 22,062,177, respectively.

2.    Schedule of major components of inventory

                                                   March 31,     December 31,
                                                   ---------     -----------
                                                      1994          1993
                                                      ----          ----
Crude oil                                          $  3,951      $  2,803
Unfinished products                                   5,533         4,487
Finished products                                     8,779         7,435
Chemicals and in-transit inventory                    1,439         1,589
Repairs and maintenance supplies and other            4,730         4,772
                                                   --------      --------
                                                   $ 24,432      $ 21,086
                                                   ========      ========




3.   Accounting policy for oil and gas properties

     Wainoco follows the accounting policy (commonly referred to as "full-cost" accounting) of capitalizing costs incurred in the acquisition, exploration and development of oil and gas reserves. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except for significant transactions.
     Wainoco computes the provision for depreciation, depletion and amortization of oil and gas properties, by country, on a quarterly basis using the composite unit-of-production method based on future gross revenue attributable to proved reserves.

4.   Securities offering

     In July, 1993, the Company sold five million shares of common stock through a public offering. The net proceeds of $20.8 million were used to pay down borrowings under its revolving credit facilities and to retire $5 million principal amount of its 10 3/4% Subordinated Debentures which were applied to its 1993 and 1994 sinking fund requirements.

5.   Canadian drilling program

     In July 1993, the Company's Canadian oil and gas division entered into a drilling program with a third party and received $883,000 in exchange for a commitment to issue 175,275 shares of its common stock and distribute Canadian tax deductions attributable to certain of the Company's exploration and development activities in Canada. The shares were issued March 8, 1994.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three months ended March 31, 1994 compared with the same period in 1993

     The Company had net income for the three months ended March 31, 1994 of $1,475,000, or $.05 per share, compared to a net loss of $3,895,000, or $.18 per share, for the same period in 1993.
     Revenues decreased 14% as compared to the same period in 1993, primarily the result of refined products revenues decreasing 14%. The decrease in refined product revenues results from the 13% decrease in average product sales prices, primarily reflecting a decrease in the price of crude oil.
     Oil and gas revenues decreased 5% as a result of decreased oil prices in the United States and decreased natural gas production in the United States and Canada. Natural gas production declined 13% and oil production decreased a modest 3% in 1994 in part as a result of compressor repairs at two large fields in Canada and reduced drilling in 1992 and 1993 due to the large capital requirements of the refinery. The price of oil was $5.03/bbl, or 30%, lower in the 1994 three-month period as compared to the same period in 1993. However, these decreases were offset by increases in the average price for natural gas in Canada of 33% and in the United States of 11%. The average price for natural gas in Canada in Canadian dollars actually rose 42%, to C$1.93/mcf from C$1.36/mcf, but the Canadian/United States dollar exchange rate fell from last year's first quarter average of .7934 to .7455, resulting in the smaller 33% price increase in United States dollars.
     Refining operating costs decreased 24% in 1994 due to declines in crude oil prices (material costs) as operating expenses excluding depreciation were higher primarily the result of a 4% increase in product yields and costs related to increased asphalt sales.
     Oil and gas operating costs increased 5% in 1994 primarily as a result of higher workover costs, pipeline repairs and facility overhaul costs.
     The Refinery had good operations on a comparative basis as yields increased 4% and operating margins increased $1.97/bbl in the quarter ended March 31, 1994 as compared to the same period in 1993. Crack spreads for unleaded gasoline and diesel were significantly wider than in the 1994 period.
     Depreciation, depletion and amortization increased 2% in the 1994 three-month period as compared to the same period in 1993. Refining DD&A increased 32% in the three-month period ended March 31, 1994 as a result of the Refinery capital plant improvement program completed in late 1993. Oil and gas operations DD&A decreased 5% primarily the result of lower oil and gas sales. As a percentage of oil and gas sales, the DD&A rate remained at 44% in the 1994 three-month period.

OPERATING EARNINGS BY SEGMENT

     The following (in thousands) presents the operating income (loss) by operating segment, by country for the three months ended March 31, 1994 and 1993. Operating income (loss) is income (loss) before net interest expense and provision for income taxes and does not include unallocated net corporate expense of $661,000 and $704,000 in the three months ended March 31, 1994 and 1993, respectively.


                                                         Oil and Gas
                                                  Exploration and Production
                                                 ----------------------------
                                                  United
                                       Refining   States    Canada    Total
                                       --------  --------  --------  --------
Three Months Ended March 31,
1994 - Operating margin                $  8,779  $ 1,633   $ 4,897   $  6,530
         Selling and general expenses     1,128      593       605      1,198
         Depreciation, depletion
           and amortization               1,835    1,653     2,470      4,123
                                       --------  --------  --------  --------
           Operating income (loss)     $  5,816  $  (613)  $ 1,822   $  1,209
                                       ========  ========  ========  ========

1993 - Operating margin                $  3,083  $  2,577  $  4,356  $  6,933
         Selling and general expenses     1,213       528       592     1,120
         Depreciation, depletion
           and amortization               1,388     1,946     2,395     4,341
                                       --------  --------  --------  --------
             Operating income          $    482  $    103  $  1,369  $  1,472
                                       ========  ========  ========  ========




REFINING OPERATING STATISTICAL INFORMATION

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1994      1993
                                                          --------  --------
Raw material input (bpd)
    Sweet crude                                              6,885     7,131
    Sour crude                                              24,904    24,967
    Other feed and blend stocks                              4,653     3,103
                                                          --------  --------
        Total                                               36,442    35,201

Manufactured product yields (bpd)
    Gasoline                                                16,029    14,458
    Distillates                                             12,860    12,268
    Asphalt and other                                        6,210     7,116
                                                          --------  --------
        Total                                               35,099    33,842

Total product sales (bpd)
    Gasoline                                                18,573    18,256
    Distillates                                             12,258    12,159
    Asphalt and other                                        4,954     5,739
                                                          --------  --------
        Total                                               35,785    36,154

Operating margin information (per sales bbl)
    Average sales price                                   $  19.34  $  22.25
    Material costs
     (under FIFO inventory accounting)                       12.80     17.82
         Product spread                                       6.54      4.43
    Operating expenses excluding depreciation                 3.87      3.87
    Depreciation                                               .55       .41
                                                          --------  --------
        Operating margin                                  $   2.12  $    .15

Manufactured product margin
 before depreciation (per bbl)                            $   2.68  $    .59

Purchase product margin (per purchased product bbl)       $      0  $   (.77)

Sweet/sour spread (per bbl)                               $   3.99  $   4.76

Average sales price (per sales bbl)
    Gasoline                                              $  21.72  $  25.24
    Distillates                                              20.90     24.03
    Asphalts and other                                        6.56      8.98




OIL AND GAS EXPLORATION AND PRODUCTION STATISTICAL INFORMATION

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                            1994      1993
                                                          --------  --------
Revenue (in thousands)
    Net oil and condensate sales
        Canada                                            $    624  $    816
        United States                                        2,151     3,214
                                                          --------  --------
                                                             2,775     4,030
                                                          --------  --------
    Net gas sales
        Canada                                               5,301     4,591
        United States                                        1,322     1,271
                                                          --------  --------
                                                             6,623     5,862
                                                          --------  --------

                                                          $  9,398  $  9,892
                                                          ========  ========

Production
    Net oil and condensate (bbls)
        Canada                                              60,000    58,000
        United States                                      172,000   180,000
                                                          --------  --------
                                                           232,000   238,000
                                                          ========  ========
    Net gas (mmcf)
        Canada                                               3,677     4,269
        United States                                          607       650
                                                          --------  --------
                                                             4,284     4,919
                                                          ========  ========

Price
    Average oil and condensate sales (per bbl)
      before deduction for production taxes
        Canada                                            $  10.36  $  14.14
        United States                                        12.52     17.90
        Weighted average                                     11.96     16.99

    Average gas sales (per mcf) before
      deduction for production taxes
        Canada                                            $   1.44  $   1.08
        United States                                         2.18      1.96
        Weighted average                                      1.55      1.19




LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $835,000 and $2,874,000 for the three months ended March 31, 1994 and 1993, respectively. Cash from financing activities in the three months ended March 31, 1994 and 1993 was provided primarily by the Company's bank lines of credit of $5,300,000 and $7,700,000 net of repayments of bank debt and production loans of $3,000,000 and $700,000, respectively.
     In July 1993, the Company raised $21,346,000, before offering expenses of approximately $500,000, from a 5,000,000 share equity offering which was used to make long-term debt repayments against its bank lines of credit. Subsequently, the Company reborrowed $5,000,000 to retire an equal principal amount of its 10 3/4% Subordinated Debentures.
     At March 31, 1994, the Company had $25,206,000 available under its oil and gas lines of credit and $15,000,000 under the Frontier line of credit. The estimated five-year maturities of long-term debt are $2,500,000 in 1995, 1996 and 1997 and $5,000,000 in 1998 assuming that the oil and gas reserved-based credit facilities are extended. As of March 31, 1994, there is a $1,000,000 current maturity on the United States credit facility. However, the Company is finalizing a new United States credit agreement which it anticipates to complete in the second quarter of 1994. The new revolving loan would convert to a five-year term loan in 1995 with payments commencing in December 1996.
     Net cash used in investing activities was $8,156,000 and $10,043,000 for the three months ended March 31, 1994 and 1993, respectively. Capital expenditures of approximately $23,200,000 are currently budgeted for 1994, of which $6,540,000 had been accrued as of March 31, 1994. The Company has been engaged in a capital improvement program for the Refinery which commenced in 1992 and was completed in September 1993. This program, among other things, enables the Company to produce new products required under the Clean Air Act Amendments of 1990, increases the amount of sour crude processed, increases the amount of low sulfur diesel produced and improves operating reliability.

PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings -

          None, which in the opinion of management, would have a material impact on the registrant.

ITEM 2.   Changes in Securities -

          There have been no changes in the constituent instruments defining the rights of the holders of any class of registered securities during the current quarter.

ITEM 3.   Defaults Upon Senior Securities -

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders -

          None.

ITEM 5.   Other Information -

          None.

ITEM 6.   Exhibits and Reports on Form 8-K -

          10.1  Engagement Contract between the Company and John B. Ashmun.




SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WAINOCO OIL CORPORATION




                                 By:  /s/ George E. Aldrich
                                      ---------------------------
                                      George E. Aldrich
                                      Vice President - Controller





Date:  April 28, 1994