Form 10-Q
period 1994-06-30
WAINOCO OIL CORP
filed 1994-08-03
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                              FORM 10-Q


X    Quarterly Report pursuant to section 13 or 15(d) of the
                   Securities Exchange Act of 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994
                                       OR


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


                           Not Applicable
                      -------------------------
     Former name, former address and former fiscal year, if
                     changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No . . .

Registrant's number of common shares outstanding as of July 29, 1994:
27,239,392


WAINOCO OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 1994


INDEX



Part I - Financial Information

     Item 1.   Financial Statements

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Part II - Other Information



PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share)


                                     Six Months Ended     Three Months Ended
                                           June 30            June 30
                                      1994        1993    1994        1993
                                     ------------------  ------------------
Revenues:
     Refined products                $142,046  $153,090  $ 79,748  $ 80,700
     Oil and gas sales                 19,820    19,480    10,422     9,588
     Other                                930     1,769       420       416
                                     --------  --------  --------  --------
                                      162,796   174,339    90,590    90,704
                                     --------  --------  --------  --------

Costs and Expenses:
     Refining operating costs         124,654   146,495    70,990    75,927
     Oil and gas operating costs        6,375     6,226     3,142     3,159
     Selling and general expenses       5,848     5,515     2,861     2,631
     Depreciation, depletion and
      amortization                     12,590    11,588     6,632     5,722
                                     --------  --------  --------  --------
                                      149,467   169,824    83,625    87,439
                                     --------  --------  --------  --------

Operating Income                       13,329     4,515     6,965     3,265
Interest Expense, Net                  10,241    10,199     5,180     4,982
                                     --------  --------  --------  --------

Income (Loss) Before Income Taxes       3,088    (5,684)    1,785    (1,717)
Provision (Benefit) for Income Taxes     (388)     (156)     (216)      (84)
                                     --------  --------  --------  --------

Net Income (Loss)                    $  3,476  $ (5,528) $  2,001  $ (1,633)
                                     ========  ========  ========  ========
Income (Loss) Per Share              $    .13  $   (.25) $    .07  $   (.07)
                                     ========  ========  ========  ========


The accompanying notes are an integral part of these financial statements.



WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

June 30, 1994 and December 31, 1993                        1994      1993
- -----------------------------------                      --------  --------

ASSETS
Current Assets:
     Cash, including cash equivalents of
       $2,105 in 1994 and $2,078 in 1993                 $  3,868  $  3,770
     Trade receivables                                     22,771    16,281
     Joint operators and other receivables                  1,973     2,790
     Inventory of crude oil, products and other            25,713    21,086
     Other current assets                                   1,588     2,331
                                                         --------  --------
          Total current assets                             55,913    46,258
                                                         --------  --------
Property and Equipment, at cost:
     Oil and gas properties, on a full-cost basis         448,414   448,649
     Refinery and pipeline                                130,313   124,705
     Furniture, fixtures and other equipment                5,926     5,820
                                                         --------  --------
                                                          584,653   579,174
     Less - Accumulated depreciation, depletion
       and amortization                                   343,793   334,905
                                                         --------  --------
                                                          240,860   244,269

Other Assets                                                6,085     6,284
                                                         --------  --------

                                                         $302,858  $296,811
                                                         ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                    $ 35,426  $ 30,514
     Oil and gas proceeds payable                           4,565     4,095
     Accrued interest                                       5,698     5,681
     Accrued turnaround cost                                  942     3,741
     Accrued liabilities and other                          3,598     4,132
                                                         --------  --------
          Total current liabilities                        50,229    48,163
                                                         --------  --------

Long-Term Debt
     Revolving credit facilities                           22,300    18,700
     12% Senior Notes                                     100,000   100,000
     7 3/4% Convertible Subordinated Debentures            46,000    46,000
     10 3/4% Subordinated Debentures                       12,242    12,200
                                                         --------  --------
                                                          180,542   176,900
                                                         --------  --------

Deferred Income Taxes                                       2,358     2,298

Other Deferred Credits                                      3,254     3,410

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $100 par value,
       500,000 shares authorized, no shares issued              -         -
     Common stock, no par, 50,000,000 shares authorized,
       27,299,392 shares and 27,122,177 shares issued in
       1994 and 1993, respectively                          7,171    57,153
     Paid-in capital                                       81,715    80,855
     Retained earnings (deficit)                          (62,821)  (66,297)
     Cumulative translation adjustment                     (9,309)   (6,233)
     Treasury stock, 60,000 shares                           (270)     (270)
     Other                                                    (11)     (832)
                                                         --------  --------
          Total Shareholders' Equity                       66,475    66,040
                                                         --------  --------

                                                         $302,858  $296,811
                                                         ========  ========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the six months ended June 30,                           1994     1993
- ---------------------------------                        --------  --------

OPERATING ACTIVITIES
Net income (loss)                                        $  3,476  $ (5,528)
Depreciation, depletion and amortization                   12,590    11,588
Deferred credits and other                                   (960)     (747)
                                                         --------  --------
                                                           15,106     5,313
Change in working capital from operations                  (5,108)     (357)
     Net cash provided by operating activities              9,998     4,956

INVESTING ACTIVITIES
Additions to property and equipment                       (13,919)  (20,177)
Sales of oil and gas properties                               810     1,189
Other                                                        (247)     (303)
                                                         --------  --------
     Net cash used in investing activities                (13,356)  (19,291)

FINANCING ACTIVITIES
Long-term bank borrowings                                  11,264    15,200
Payments of long-term bank debt                            (7,664)     (700)
Other                                                        (144)     (333)
                                                         --------  --------
     Net cash provided by financing activities              3,456    14,167

Effect of exchange rate changes on cash                         -       (66)
                                                         --------  --------

Increase (Decrease) in Cash and Cash Equivalents               98      (234)
Cash and Cash Equivalents, beginning of period              3,770     3,710
                                                         --------  --------
Cash and Cash Equivalents, end of period                 $  3,868  $  3,476
                                                         ========  ========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 1994
(Unaudited)

1.   Financial statement presentation

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

2.   Accounting policy for oil and gas properties

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

3.   Earnings per share

     Primary and fully diluted earnings per share have been computed on the weighted average number of common shares outstanding and assume the exercise of stock option shares for the three months and six months ended June 30, 1994. The effect of dilution for the fully diluted computation was immaterial. No effect was given for the addition of dilutive stock options for the three months and six months ended June 30, 1993 as losses were incurred. The primary and fully diluted average shares outstanding for the three months and six months ended June 30, 1994 were 27,404,724 and 27,367,539, respectively, and in 1993 were 22,062,177 for both periods.

4.   Nonrecurring transactions

     During the first quarter of 1993, the Company received payments of insurance proceeds, as reimbursement for losses incurred, resulting in nonrecurring income of $1.0 million, which has been classified as other income in the consolidated statement of operations.

5.   Schedule of major components of inventory

                                            June 30,     December 31,
                                              1994          1993
                                            --------      --------
                                                 (in thousands)

Crude oil                                   $  7,113      $  2,803
Unfinished products                            4,843         4,487
Finished products                              7,636         7,435
Chemicals and in-transit inventory             1,317         1,589
Repairs and maintenance supplies and other     4,804         4,772
                                            --------      --------
                                            $ 25,713      $ 21,086
                                            ========      ========



6.   Long-term debt

     Wainoco has renegotiated and extended its two oil and gas long-term credit facilities. The interest rates for both facilities are based, at the Company's option, on 1) the bank's prime rate plus from one-half to three-quarters percent, or 2) LIBOR plus from one and one-half percent to one and three-quarters percent. The loan covenants for both facilities include net worth and minimum cash flow coverage of interest requirements.
     Commitments under the Company's United States oil and gas credit facility, secured by substantially all of its United States oil and gas properties, were reduced to $18 million from $22 million as of June 30, 1994 and the revolving period was extended from December 31, 1994 to December 31, 1995 with payments commencing on March 31, 1996.
     Commitments under the Company's Canadian oil and gas credit facility, secured by substantially all of its Canadian oil and gas properties, were reduced to Canadian $34 million from Canadian $37.5 million as of June 30, 1994 and the revolving period was extended to December 31, 1995 with payments commencing on March 31, 1996.
     In a recent amendment to Frontier's working capital facility, the revolving period has been extended from April 2, 1995 to April 2, 1996. Additionally, the commitment fee for the facility was decreased from one-half of 1% to .425 of 1%. The prime rate margin was narrowed from one and three-quarters percent to one and one-quarter percent and the reserve-adjusted LIBOR margin was reduced from three percent to two and one-quarter percent.

7.   Securities offering

     In July, 1993, the Company sold five million shares of common stock through a public offering. The net proceeds of $20.8 million were used to pay down borrowings under its revolving credit facilities and to retire $5 million principal amount of its 10 % Subordinated Debentures which were applied to its 1993 and 1994 sinking fund requirements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Six months ended June 30, 1994 compared with the same period in 1993

     The Company had net income for the six months ended June 30, 1994 of $3,476,000, or $.13 per share, compared to a net loss of $5,528,000, or $.25 per share, for the same period in 1993.
     Revenues decreased 7% as compared to the same period in 1993, primarily the result of refined products revenues decreasing 7%. The decrease in refined product revenues results from the 9% decrease in average product sales prices, primarily reflecting a decrease in the price of crude oil.
     Oil and gas revenues increased 2%, as a result of increased natural gas prices in the United States and Canada, offset somewhat by 22% lower oil prices. The average price for natural gas increased 29% in Canada and 4% in the United States. The average price for Canadian natural gas in Canadian dollars actually rose 39%, to C$1.93/mcf from C$1.39/mcf, but the Canadian/United States dollar exchange rate fell from last year's first six months average of .7903 to .7342, resulting in the smaller 29% price increase in United States dollars.
     Natural gas production decreased 5% during the first six months. During the first quarter of 1994, natural gas production was down 13%, as a result of compressor repairs at two large fields in Canada and the impact of reduced drilling in 1992 and 1993 due to the large capital requirements at the Refinery. This decline was reduced during the second quarter 1994 as the impact of mechanical problems decreased and successful exploration wells in the United States and Canada began production.
     Refining operating costs decreased 15% in 1994 due to the price of feedstocks, primarily crude oil, declining 19%.
     The Refinery had improved operations on a comparative basis. Yields increased 6%, and more gasoline and distillates were produced on a comparative basis as the refinery conversion rate improved in response to newly installed advanced controls on the crude unit and a change in the composition of crude oil runs. Operating margins increased from $.56/bbl during the first six months of 1993 to $2.02/bbl in the six months ended June 30, 1994.
     Depreciation, depletion and amortization increased 9% in the 1994 six-month period as compared to the same period in 1993. The increase results primarily from refining DD&A increasing 28% in the period as a result of the Refinery capital plant improvement program completed in late 1993. As a percentage of oil and gas sales, the DD&A rate increased to 44% in the 1994 six-month period from 43% in the same period in 1993.
     The benefit for income taxes increased $232,000 in the first six months of 1994 as compared to the same period in 1993 primarily attributable to a $223,000 increase in the Alberta Royalty Tax Credit
(ARTC) earned on the increased Canadian natural gas revenues resulting from the strong natural gas price increase discussed above.

Three months ended June 30, 1994 compared with the same period in 1993

     The Company had net income for the three-months ended June 30, 1994 of $2,001,000, or $.07 per share, compared to a net loss of $1,633,000, or $.07 per share, for the same period in 1993.
     Overall, revenues for the 1994 three-month period remained relatively the same as in 1993. Oil and gas revenues increased 9% principally as a result of a 19% increased natural gas prices. However, oil prices decreased an average of 15% partially offsetting the natural gas price increase. Natural gas and oil production increased 3% and 6% in 1994 as a result of production from successful exploration wells in Canada and the United States. The natural gas price increase in the second quarter compared to the prior year quarter was primarily the result of Canadian gas rising 34%, to C$1.92/mcf from C$1.43/mcf, but the Canadian/United States dollar exchange rate fell from last year's second quarter average of .7875 to .7235, resulting in a smaller 24% price increase in United States dollars.
     Refining operating costs decreased 7% in 1994 due to the price of feedstocks, primarily crude oil, declining 12%.
     The Refinery had improved operations on a comparative basis, as noted in the six-month period discussion, as yields increased 8%. Operating margins increased $.94/bbl in the quarter ended June 30, 1994, as compared to the same period in 1993.
     Depreciation, depletion and amortization increased 16% in the 1994 three-month period as compared to the same period in 1993. Refining DD&A increased 24% in the three-month period ended June 30, 1994, and oil and gas operations DD&A increased 17% primarily the result of higher oil and gas sales. As a percentage of oil and gas sales, the DD&A rate increased to 45% in the 1994 three-month period from 43% in the same period in 1993.
     The benefit for income taxes increased $132,000 in the three-months ended June 30, 1994 as compared to the same period in 1993 primarily attributable to an $87,000 increase in the ARTC earned on the increased Canadian natural gas revenues resulting from the strong natural gas price increase discussed above.

OPERATING EARNINGS BY SEGMENT

     The following (in thousands) presents the operating income (loss) by operating segment, by country for the six months and three months ended June 30, 1994 and 1993. Operating income (loss) is income (loss) before net interest expense and provision for income taxes and does not include unallocated net corporate expense of $1,312,000 and $1,442,000 in the six months ended June 30, 1994 and 1993, respectively, and $651,000 and $738,000 in the three months ended June 30, 1994 and 1993, respectively.


                                                         Oil and Gas
                                                  Exploration and Production
                                                 -----------------------------
                                                    United
                                                    States
                                       Refining  and Other   Canada    Total
                                       --------  --------  --------  --------

Six Months Ended June 30,
1994 - Operating margin                $ 17,681  $  4,246  $  9,840  $ 14,086
         Selling and general expenses     2,248     1,077     1,211     2,288
         Depreciation, depletion
           and amortization               3,699     3,983     4,908     8,891
                                       --------  --------  --------  --------
             Operating income (loss)   $ 11,734  $   (814) $  3,721  $  2,907
                                       ========  ========  ========  ========

1993 - Operating margin                $  7,945  $  5,252  $  8,409  $ 13,661
         Selling and general expenses     2,230     1,039     1,068     2,107
         Depreciation, depletion
           and amortization               2,891     3,843     4,578     8,421
                                       --------  --------  --------  --------
             Operating income          $  2,824  $    370  $  2,763  $  3,133
                                       ========  ========  ========  ========


                                                         Oil and Gas
                                                  Exploration and Production
                                                 ----------------------------
                                                    United
                                                    States
                                       Refining  and Other   Canada    Total
                                       --------  --------  --------  --------
Three Months Ended June 30,
1994 - Operating margin                $  8,902  $  2,613  $  4,943  $  7,556
         Selling and general expenses     1,120       484       606     1,090
         Depreciation, depletion
           and amortization               1,864     2,330     2,438     4,768
                                       --------  --------  --------  --------
             Operating income (loss)   $  5,918  $   (201) $  1,899  $  1,698
                                       ========  ========  ========  ========

1993 - Operating margin                $  4,862  $  2,675  $  4,053  $  6,728
         Selling and general expenses     1,017       511       476       987
         Depreciation, depletion
           and amortization               1,503     1,897     2,183     4,080
                                       --------  --------  --------  --------
             Operating income          $  2,342  $    267  $  1,394  $  1,661
                                       ========  ========  ========  ========



REFINING OPERATING STATISTICAL INFORMATION

                                         Six Months Ended  Three Months Ended
                                               June 30          June 30
                                       ------------------  ------------------
                                         1994      1993      1994      1993
                                       --------  --------  --------  --------

Raw material input (bpd)
     Sweet crude                          6,815     6,446     6,746     5,768
     Sour crude                          25,941    24,780    26,967    24,595
     Other feed and blend stocks          3,530     3,059     2,420     3,015
                                       --------  --------  --------  --------
          Total                          36,286    34,285    36,133    33,378

Manufactured product yields (bpd)
     Gasoline                            15,875    14,163    15,723    13,871
     Distillates                         13,094    11,420    13,325    10,582
     Asphalt and other                    5,812     7,261     5,418     7,406
                                       --------  --------  --------  --------
          Total                          34,781    32,844    34,466    31,859

Total product sales (bpd)
     Gasoline                            19,017    18,636    19,457    19,012
     Distillates                         12,783    11,701    13,302    11,249
     Asphalt and other                    6,137     6,689     7,307     7,629
                                       --------  --------  --------  --------
          Total                          37,937    37,026    40,066    37,890

Operating margin information (per sales bbl)
     Average sales price               $  20.69  $  22.84  $  21.87  $  23.40
     Material costs
      (under FIFO inventory accounting)   14.62     18.16     16.23     18.48
                                       --------  --------  --------  --------
     Product spread                        6.07      4.68      5.64      4.92
     Operating expenses
      excluding depreciation               3.53      3.70      3.24      3.54
     Depreciation                           .52       .42       .50       .42
                                       --------  --------  --------  --------
          Operating margin             $   2.02  $    .56  $   1.90  $    .96

Manufactured product margin
  before depreciation (per bbl)        $   2.54  $   1.04  $   2.42  $   1.48

Purchase product margin
  (per purchased product bbl)          $   1.58  $   (.25) $   1.58  $   (.06)

Sweet/sour spread (per bbl)            $   3.79  $   4.56  $   3.59  $   4.35

Average sales price (per sales bbl)
     Gasoline                          $  23.09  $  26.28  $  24.38  $  27.27
     Distillates                          22.06     24.40     23.11     24.79
     Asphalts and other                   10.38     10.56     12.94     11.74



OIL AND GAS EXPLORATION AND PRODUCTION STATISTICAL INFORMATION

                                         Six Months Ended  Three Months Ended
                                               June 30          June 30
                                       ------------------  ------------------
                                         1994      1993      1994      1993
                                       --------  --------  --------  --------

Revenue (in thousands)
     Net oil and condensate sales
          Canada                       $  1,364  $  1,591  $    740  $    775
          United States                   5,060     6,535     2,909     3,321
                                       --------  --------  --------  --------
                                          6,424     8,126     3,649     4,096

     Net gas sales
          Canada                         10,557     8,851     5,256     4,260
          United States                   2,839     2,503     1,517     1,232
                                       --------  --------  --------  --------
                                         13,396    11,354     6,773     5,492

                                       $ 19,820  $ 19,480  $ 10,422  $  9,588
                                       ========  ========  ========  ========

Production
     Net oil and condensate (bbls)
          Canada                        116,000   111,000    56,000    53,000
          United States                 362,000   359,000   190,000   180,000
                                       --------  --------  --------  --------
                                        478,000   470,000   246,000   233,000
                                       ========  ========  ========  ========
     Net gas (mmcf)
          Canada                          7,454     8,056     3,777     3,787
          United States                   1,370     1,256       763       606
                                       --------  --------  --------  --------
                                          8,824     9,312     4,540     4,393

Price
     Average oil and condensate sales (per bbl)
     before deduction for production taxes
          Canada                       $  11.78  $  14.32  $  13.33  $  14.52
          United States                   13.98     18.18     15.31     18.46
          Weighted average                13.45     17.27     14.86     17.56

     Average gas sales (per mcf) before
     deduction for production taxes
          Canada                       $   1.42  $   1.10  $   1.39  $   1.12
          United States                    2.07      1.99      1.99      2.03
          Weighted average                 1.52      1.22      1.49      1.25



LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $9,998,000 and $4,956,000 for the six months ended June 30, 1994 and 1993, respectively. Cash from financing activities in the six months ended June 30, 1994 and 1993 was provided primarily by the Company's bank lines of credit of $3,600,000 and $14,500,000 net of repayments of bank debt of $7,664,000 and $700,000, respectively.
     In July 1993, the Company raised $21,346,000, before offering expenses of approximately $500,000, from a 5,000,000 share equity offering which was used to make long-term debt repayments against its bank lines of credit. Subsequently, the Company reborrowed $5,000,000 to retire an equal principal amount of its 10 3/4% Subordinated Debentures.
     The Company renegotiated and extended its United States credit agreement providing a bank line of credit of $18,000,000 which converts to a five-year term loan on December 31, 1995 with payments commencing on March 31, 1996. The Company amended its Canadian credit facility providing a bank line of credit of C$34,000,000, which converts to a five-year term loan on December 31, 1995 with payments commencing March 31, 1996. The Company also amended its Frontier working capital facility, which extended its revolving period to April 2, 1996. At June 30, 1994, the Company had $22,975,000 available under its oil and gas lines of credit and $14,300,000 under the Frontier line of credit. The estimated five-year maturities of long-term debt are $2,500,000 in 1995, 1996 and 1997 and $5,000,000 in 1998 assuming that the oil and gas reserved-based credit facilities are extended.
     Net cash used in investing activities was $13,356,000 and $19,291,000 for the six months ended June 30, 1994 and 1993, respectively. Capital expenditures of approximately $23,200,000 are currently budgeted for 1994, of which $12,981,000 had been incurred as of June 30, 1994. The Company was engaged in a capital improvement program for the Refinery which commenced in 1992 and was completed in September 1993. This program, among other things, enables the Company to produce new products required under the Clean Air Act Amendments of 1990, increases the amount of sour crude processed, increases the amount of diesel produced, all of which can be low sulfur, and improves operating reliability.



PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings -

          None, which in the opinion of management would have a material impact on the registrant.

          Matters Concerning Protection of the Environment -

          Toxic Substances Control Act Matter - On June 27, 1994, the U.S. Environmental Protection Agency Region VIII served an administrative Complaint and Notice of Opportunity for Hearing on Frontier Refining Inc. alleging violations of the Toxic Substances Control Act ("TSCA"), and proposing a penalty of $150,000. The Complaint alleges that, pursuant to Section 8(a) of TSCA, Frontier filed required updates to the TSCA Chemical Inventory after the regulatory filing deadline. Frontier will contest this matter but plans to explore settlement of this action.

          National Pollution Discharge Elimination System Matters - On May 18, 1994, the United States Environmental Protection Agency issued to Frontier a Notice of Violation, which alleged multiple violations of the Clean Water Act due to exceedances of the effluent limitations in Frontier's National Pollution Discharge Elimination System ("NPDES") permit. The Wyoming Department of Environmental Quality ("DEQ"), which has federal delegation of the NPDES permitting program in Wyoming, has indicated that it will pursue enforcement action for these alleged violations. Although Frontier contests liability, it is currently exploring settlement options with DEQ to resolve this matter.

ITEM 2.   Changes in Securities -

          There have been no changes in the constituent instruments defining the rights of the holders of any class of registered securities during the current quarter.

ITEM 3.   Defaults Upon Senior Securities -

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders -

          The annual meeting of the registrant was held May 10, 1994 with no significant proposals brought to a vote of the shareholders.

ITEM 5.   Other Information -

          None.

ITEM 6.   Exhibits and Reports on Form 8-K -

          10.01 - Amended and Restated Credit Agreement dated June 29, 1994 to Loan Agreement dated October 2, 1991 with certain banks and Morgan Bank of Canada.

          10.02 - Amended and Restated Credit and Guaranty Agreement dated May 31, 1994 to Loan Agreement dated October 4, 1991 with certain banks and Morgan Guaranty Trust Company of New York.

          10.03 - Fourth Amendment dated July 6, 1994 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank.


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WAINOCO OIL CORPORATION




By:  /s/ George E. Aldrich
     Vice President - Controller





Date:  August 3, 1994