Form 10-Q
period 1994-09-30
WAINOCO OIL CORP
filed 1994-10-28
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q



X         Quarterly Report pursuant to section 13 or 15(d) of the
                      Securities Exchange Act of 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994
                                     OR


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

                              Not Applicable
                  -----------------------------------
             Former name, former address and former fiscal year, if
                       changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No . . .

Registrant's number of common shares outstanding as of October 27, 1994:
27,247,792



WAINOCO OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 1994


INDEX

Part I - Financial Information

         Item 1.  Financial Statements

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information



PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share)


                                     Nine Months Ended  Three Months Ended
                                       September 30        September 30
                                       1994     1993       1994      1993
                                    ------------------  ------------------
Revenues:
     Refined products               $230,741  $238,078  $ 88,695  $ 84,988
     Oil and gas sales                30,093    29,255    10,273     9,775
     Other                             1,460     2,217       530       448
                                    --------  --------  --------  --------
                                     262,294   269,550    99,498    95,211
                                    --------  --------  --------  --------

Costs and Expenses:
     Refining operating costs        202,986   225,055    78,332    78,560
     Oil and gas operating costs       9,958     9,847     3,583     3,621
     Selling and general expenses      8,606     8,200     2,758     2,685
     Depreciation, depletion
       and amortization               19,872    17,041     7,282     5,453
                                    --------  --------  --------  --------
                                     241,422   260,143    91,955    90,319
                                    --------  --------  --------  --------

Operating Income                      20,872     9,407     7,543     4,892
Interest Expense, Net                 15,474    15,147     5,233     4,948
                                    --------  --------  --------  --------

Income (Loss) Before Income Taxes      5,398    (5,740)    2,310       (56)
Provision (Benefit) for Income Taxes    (690)     (346)     (302)     (190)
                                    --------  --------  --------  --------

Net Income (Loss)                   $  6,088  $ (5,394) $  2,612  $    134
                                    ========  ========  ========  ========

Income (Loss) Per Share             $    .22  $   (.23) $    .10  $    .01
                                    ========  ========  ========  ========

The accompanying notes are an integral part of these financial statements.

WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

September 30, 1994 and December 31, 1993                  1994      1993
                                                        --------  --------

ASSETS
Current Assets:
     Cash, including cash equivalents of
       $2,385 in 1994 and $2,078 in 1993                $  2,673  $  3,770
     Trade receivables                                    20,715    16,281
     Joint operators and other receivables                 3,099     2,790
     Inventory of crude oil, products and other           24,160    21,086
     Other current assets                                    941     2,331
                                                        --------  --------
          Total current assets                            51,588    46,258
                                                        --------  --------
Property and Equipment, at cost:
     Oil and gas properties, on a full-cost basis        457,165   448,649
     Refinery and pipeline                               131,671   124,705
     Furniture, fixtures and other equipment               5,895     5,820
                                                        --------  --------
                                                         594,731   579,174
     Less - Accumulated depreciation, depletion
       and amortization                                  353,460   334,905
                                                        --------  --------
                                                         241,271   244,269

Other Assets                                               6,083     6,284
                                                        --------  --------

                                                        $298,942  $296,811
                                                        ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                   $ 31,688  $ 30,514
     Oil and gas proceeds payable                          3,522     4,095
     Accrued interest                                      3,919     5,681
     Accrued turnaround cost                               1,505     3,741
     Accrued liabilities and other                         4,463     4,132
                                                        --------  --------
          Total current liabilities                       45,097    48,163
                                                        --------  --------

Long-Term Debt
     Revolving credit facilities                          18,500    18,700
     12% Senior Notes                                    100,000   100,000
     7 3/4% Convertible Subordinated Debentures           46,000    46,000
     10 3/4% Subordinated Debentures                      12,263    12,200
                                                        --------  --------
                                                         176,763   176,900
                                                        --------  --------

Deferred Income Taxes                                      2,388     2,298

Other Deferred Credits                                     3,413     3,410

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $100 par value, 500,000
       shares authorized, no shares issued                     0         0
     Common stock, no par, 50,000,000 shares
       authorized, 27,306,892 shares and 27,122,177
       shares issued in 1994 and 1993, respectively       57,171    57,153
     Paid-in capital                                      81,715    80,855
     Retained earnings (deficit)                         (60,209)  (66,297)
     Cumulative translation adjustment                    (7,123)   (6,233)
     Treasury stock, 60,000 shares                          (270)     (270)
     Other                                                    (3)      832
                                                        --------  --------
          Total Shareholders' Equity                      71,281    66,040
                                                        --------  --------

                                                        $298,942  $296,811
                                                        ========  ========

The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the nine months ended September 30,                   1994      1993
                                                        --------  --------
OPERATING ACTIVITIES
Net income (loss)                                       $  6,088  $ (5,394)
Depreciation, depletion and amortization                  19,872    17,041
Deferred credits and other                                  (707)   (1,123)
                                                        --------  --------
                                                          25,253    10,524
Change in working capital from operations                 (6,926)     (432)
                                                        --------  --------
     Net cash provided by operating activities            18,327    10,092

INVESTING ACTIVITIES
Additions to property and equipment                      (18,930)  (35,305)
Sales of oil and gas properties                              928     1,682
Net cash distributed as operator of properties            (1,394)     (111)
                                                        --------  --------
     Net cash used in investing activities               (19,396)  (33,734)

FINANCING ACTIVITIES
Long-term bank borrowings                                 10,364    31,500
Payments of long-term bank debt and debentures           (10,564)  (26,699)
Common stock offering and other                               56    21,335
                                                        --------  --------
     Net cash provided by financing activities              (144)   26,136

Effect of exchange rate changes on cash                      116      (335)
                                                        --------  --------

Increase (Decrease) in Cash and Cash Equivalents          (1,097)    2,159
Cash and Cash Equivalents, beginning of period             3,770     3,710
                                                        --------  --------
Cash and Cash Equivalents, end of period                $  2,673  $  5,869
                                                        ========  ========


The accompanying notes are an integral part of these financial statements.



WAINOCO OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 1994
(Unaudited)

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

2.   Accounting policy for oil and gas properties

     Wainoco follows the accounting policy (commonly referred to as "full-cost" accounting) of capitalizing costs incurred in the acquisition, exploration and development of oil and gas reserves. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except for significant transactions.
     Wainoco computes the provision for depreciation, depletion and amortization of oil and gas properties, by country, on a quarterly basis using the composite unit-of-production method based on future gross revenue attributable to proved reserves.
     Capitalized oil and gas property costs can not exceed the limitation on capitalized costs provided by the rules of the SEC, and when capitalized costs exceed the limit, an additional provision for depreciation, depletion and amortization may be required. The limitation is based, after consideration of income tax effects, on: (1) the present value of future net income from estimated production of proved oil and gas reserves discounted at 10%; (2) the cost of significant investments in unproved and unevaluated properties excluded from the costs being amortized; and (3) the lower of cost or estimated fair market value of unproved properties included in the costs being amortized.
     As of September 30, 1994, price declines for oil and gas resulted in U.S. oil and gas property costs exceeding the limitation. However, pursuant to the rules of the SEC, subsequent higher pricing was used to reevaluate proved oil and gas reserves, and an additional provision for depreciation, depletion and amortization was not necessary.

3.   Earnings per share

     Primary and fully diluted earnings per share have been computed on the weighted average number of common shares outstanding and assume the exercise of stock option shares for the three months and nine months ended September 30, 1994 and the three months ended September 30, 1993. The effect of dilution for the fully diluted computations were immaterial. No effect was given for the addition of dilutive stock options for the nine months ended September 30, 1993 as a loss was incurred. The primary and fully diluted average shares outstanding for the three months ended September 30, 1994 and 1993 were 27,356,514 and 26,461,583, respectively, and for the nine months ended September 30, 1994 and 1993 were 27,363,864 and 23,475,220, respectively.

4.   Nonrecurring transactions

     During the first quarter of 1993, the Company received payments of insurance proceeds, as reimbursement for losses incurred, resulting in nonrecurring income of $1.0 million, which has been classified as other income in the consolidated statement of operations.

5.   Schedule of major components of inventory

                                            September 30,  December 31,
                                                1994           1993
                                            ------------   ------------
                                                  (in thousands)
Crude oil                                   $      6,352  $      2,803
Unfinished products                                3,444         4,487
Finished products                                  8,049         7,435
Chemicals and in-transit inventory                 1,315         1,589
Repairs and maintenance supplies and other         5,000         4,772
                                            ------------  ------------
                                            $     24,160  $     21,086
                                            ============  ============

6.   Long-term debt

     During the second quarter 1994, Wainoco renegotiated and extended its two oil and gas long-term credit facilities. The interest rates for both facilities are based, at the Company's option, on 1) the bank's prime rate plus from one-half to three-quarters percent, or 2) LIBOR plus from one and one-half percent to one and three-quarters percent. The loan covenants for both facilities include net worth and minimum cash flow coverage of interest requirements.
     Commitments under the Company's United States oil and gas credit facility, secured by substantially all of its United States oil and gas properties, were reduced to $18 million from $22 million as of June 30, 1994 and the revolving period was extended from December 31, 1994 to December 31, 1995 with payments commencing on March 31, 1996.
     Commitments under the Company's Canadian oil and gas credit facility, secured by substantially all of its Canadian oil and gas properties, were reduced to Canadian $34 million from Canadian $37.5 million as of June 30, 1994, and the revolving period was extended to December 31, 1995, with payments commencing on March 31, 1996.
     In a recent amendment to Frontier's working capital facility, the revolving period has been extended from April 2, 1995 to April 2, 1996. Additionally, the commitment fee for the facility was decreased from one-half of 1% to .425 of 1%. The prime rate margin was narrowed from one and three-quarters percent to one and one-quarter percent and the reserve-adjusted LIBOR margin was reduced from three percent to two and one-quarter percent.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Nine months ended September 30, 1994 compared with the same period in 1993

     The Company had net income for the nine months ended September 30, 1994 of $6,088,000, or $.22 per share, compared to a net loss of $5,394,000, or $.23 per share, for the same period in 1993.
     Revenues decreased 3% as compared to the same period in 1993, primarily the result of refined products revenues decreasing 3%. The decrease in refined products revenues resulted from the decrease in average product sales prices, primarily reflecting a lower average price level.
     Oil and gas revenues increased 3% as a result of increased natural gas prices in the United States and Canada, offset somewhat by 14% lower oil prices, lower oil sales volumes in the U.S. and lower natural gas sales volumes in Canada. The average price for natural gas increased 25% in Canada and 1% in the United States. The average price for Canadian natural gas in Canadian dollars actually rose 34%, to C$1.87/mcf from C$1.40/mcf, but the Canadian/United States dollar exchange rate fell from last year's first nine months average of .7825 to .7250, resulting in the smaller price increase when translated into United States dollars.
     Natural gas production decreased 3% during the first nine months. During the first quarter of 1994, natural gas production was 13% lower than in the first quarter of 1993 as a result of compressor repairs at two large fields in Canada and the impact of reduced drilling in 1992 and 1993 due to the large capital requirements at the Refinery. This shortfall was reduced during the second and third quarters as production problems decreased and successful exploration wells in the United States and Canada began production.
     Refining operating costs decreased 10% in 1994 due to a decrease in the price of feedstocks, primarily crude oil.
     The Refinery had improved operations on a comparative basis. Manufactured product yields increased 5% and a higher conversion rate was achieved (more gasoline and distillates were produced) in response to a change in the composition of crude oil runs and newly installed advanced controls on the crude unit. Operating margins increased from $.83/bbl during the first nine months of 1993 to $2.14/bbl in the nine months ended September 30, 1994.
     Depreciation, depletion and amortization increased 17% in the 1994 nine-month period as compared to the same period in 1993. The increase results from refining DD&A increasing 28% in the period as a result of the Refinery capital plant improvement program completed in late 1993 and oil and gas DD&A increasing 17% as a result of reduced period end oil prices which decreased future gross revenues, thus increasing DD&A under the unit-of-production method of computing the provision based on future gross revenues. As a percentage of oil and gas sales, the DD&A rate increased to 47% in the 1994 nine-month period from 41% in the same period in 1993.
     The benefit for income taxes increased $344,000 in the first nine months of 1994 as compared to the same period in 1993, primarily attributable to a $414,000 increase in the Alberta Royalty Tax Credit
(ARTC) earned on the increased Canadian natural gas revenues.

  Three months ended September 30, 1994 compared with the same period in 1993

     The Company had net income for the three months ended September 30, 1994 of $2,612,000, or $.10 per share, compared to $134,000, or $.01 per share, for the same period in 1993.
     On August 10, 1994, a fire at the Refinery's crude unit significantly curtailed crude oil charge for approximately two weeks.
     Revenues for the 1994 three-month period increased 5% over the same period in 1993. Refined product revenues increased 4% in 1994 due primarily to a 15% increase in average product sales prices, primarily reflecting an increase in the price of crude oil, offset by reduced purchases of finished products for resale. Oil and gas revenues increased 5%, principally the result of a 14% increase in natural gas prices and a 4% increase in oil prices. Oil production decreased 13% in 1994 as a result of reservoir declines and the sale of producing properties. The natural gas price increase in the third quarter compared to the prior year's third quarter was primarily the result of the Canadian gas price rising 24%, to C$1.76/mcf from C$1.42/mcf. However, the Canadian/United States dollar exchange rate fell from last year's third quarter average of .7672 to .7248, resulting in a smaller 17% price increase when translated into United States dollars.
     Refining operating costs decreased marginally in 1994. The Refinery purchased more lower price sour crude and reduced its purchases of higher cost finished products during 1994. However, this was partially offset by marginally higher raw material volumes and an overall increase in the price of both sweet and sour crude. Additionally, as a result of the crude unit fire, approximately $1 million of additional operating expenses, after consideration of insurance recovery, were incurred as a result of the crude unit fire.
     The Refinery had improved operations on a comparative basis as yields increased 4% even with the negative impact of the crude unit fire and associated down time. Also, a change in the composition of crude runs and the benefits of the newly installed advanced controls on the crude unit produced higher yields of gasoline, which sold at a higher margin in the 1994 third quarter. As a result, operating margins increased $1.11/bbl in the quarter ended September 30, 1994, as compared to the same period in 1993.
     Depreciation, depletion and amortization increased 34% in the 1994 three-month period as compared to the same period in 1993. Refining DD&A increased 27% in the three-month period ended September 30, 1994 as a result of the Refinery capital improvement program completed in late 1993, and oil and gas operations DD&A increased 41%, primarily the result of the fall in natural gas prices at September 30, 1994, which decreased future gross revenues, thus increasing DD&A under the unit-of-production method of computing the provision based on future gross revenues. As a percentage of oil and gas sales, the DD&A rate increased to 51% in the 1994 three-month period from 38% in the same period in 1993.
     The benefit for income taxes increased $112,000 in the three-months ended September 30, 1994 as compared to the same period in 1993, primarily attributable to an $146,000 increase in the ARTC earned on the increased Canadian natural gas revenues.


OPERATING EARNINGS BY SEGMENT

     The following (in thousands) presents the operating income (loss) by operating segment, by country for the nine months and three months ended September 30, 1994 and 1993. Operating income (loss) is income (loss) before net interest expense and provision for income taxes and does not include unallocated net corporate expense of $1,823,000 and $2,112,000 in the nine months ended September 30, 1994 and 1993, respectively, and $511,000 and $670,000 in the three months ended September 30, 1994 and 1993, respectively.

                                                           Oil and Gas
                                                   Exploration and Production
                                               ---------------------------------
                                                 United
                                                 States
                                    Refining    and Other     Canada     Total
                                   ----------  ---------  ----------  ----------
Nine Months Ended September 30,
1994 - Operating margin            $   28,361  $    6,663  $   14,326  $   20,989
       Selling and general expenses     3,387       1,657       1,739       3,396
       Depreciation, depletion
        and amortization                5,701       6,557       7,614      14,171
                                   ----------  ----------  ----------  ----------
          Operating income (loss)  $   19,273  $   (1,551) $    4,973  $    3,422
                                   ==========  ==========  ==========  ==========

1993 - Operating margin            $   14,452  $    7,930  $   12,194  $   20,124
       Selling and general expenses     3,386       1,531       1,519       3,050
       Depreciation, depletion
        and amortization                4,462       5,682       6,477      12,159
                                   ----------  ----------  ----------  ----------
          Operating income         $    6,604  $      717  $    4,198  $    4,915
                                   ==========  ==========  ==========  ==========


Three Months Ended September 30,
1994 - Operating margin            $   10,680  $    2,417  $    4,486  $    6,903
       Selling and general expenses     1,139         580         528       1,108
       Depreciation, depletion
        and amortization                2,002       2,574       2,706       5,280
                                   ----------  ----------  ----------  ----------
          Operating income (loss)  $    7,539  $     (737) $    1,252  $      515
                                   ==========  ==========  ==========  ==========

1993 - Operating margin            $    6,507  $    2,678  $    3,785  $    6,463
       Selling and general expenses     1,156         492         451         943
       Depreciation, depletion
        and amortization                1,571       1,839       1,899       3,738
                                   ----------  ----------  ----------  ----------
          Operating income         $    3,780  $      347  $    1,435  $    1,782
                                   ==========  ==========  ==========  ==========



REFINING OPERATING STATISTICAL INFORMATION

                                     Nine Months Ended   Three Months Ended
                                        September 30         September 30
                                     ------------------  ------------------
                                       1994      1993      1994      1993
                                     --------  --------  --------  --------
Raw material input (bpd)
     Sweet crude                        6,777     7,439     6,702     9,392
     Sour crude                        25,976    24,891    26,042    25,111
     Other feed and blend stocks        3,772     2,410     4,249     1,133
                                     --------  --------  --------  --------
          Total                        36,525    34,740    36,993    35,636

Manufactured product yields (bpd)
     Gasoline                          15,870    14,229    15,859    14,359
     Distillates                       12,483    11,341    11,282    11,187
     Asphalt and other                  6,599     7,660     8,149     8,444
                                     --------  --------  --------  --------
          Total                        34,952    33,230    35,290    33,990

Total product sales (bpd)
     Gasoline                          19,218    19,519    19,612    21,255
     Distillates                       12,262    11,485    11,237    11,061
     Asphalt and other                  6,665     7,833     7,702    10,084
                                     --------  --------  --------  --------
          Total                        38,145    38,837    38,551    42,400

Operating margin information (per sales bbl)
     Average sales price             $  22.16  $  22.46  $  25.01  $  21.79
     Material costs (under FIFO
      inventory accounting)             15.96     17.69     18.54     16.90
                                     --------  --------  --------  --------
          Product spread                 6.20      4.77      6.47      4.89
     Operating expenses
      excluding depreciation             3.53      3.53      3.54      3.24
     Depreciation                         .53       .41       .55       .38
                                     --------  --------  --------  --------
          Operating margin           $   2.14  $    .83  $   2.38  $   1.27

Manufactured product margin
  before depreciation (per bbl)      $   2.69  $   1.34  $   2.98  $   1.89

Purchase product margin
 (per purchased product bbl)         $   1.44  $   (.49) $   1.35  $   (.69)

Sweet/sour spread (per bbl)          $   3.72  $   4.63  $   3.57  $   4.78

Average sales price (per sales bbl)
     Gasoline                        $  25.12  $  25.68  $  28.98  $  24.64
     Distillates                        23.07     24.18     25.34     23.73
     Asphalts and other                 11.96     11.90     14.43     13.65



OIL AND GAS EXPLORATION AND PRODUCTION STATISTICAL INFORMATION

                                     Nine Months Ended   Three Months Ended
                                        September 30         September 30
                                     ------------------  ------------------
                                       1994      1993      1994      1993
                                     --------  --------  --------  --------
Revenue (in thousands)
     Net oil and condensate sales
          Canada                     $  2,158  $  2,318  $    794  $    727
          United States                 7,845     9,762     2,785     3,227
                                     --------  --------  --------  --------
                                       10,003    12,080     3,579     3,954
                                     --------  --------  --------  --------
     Net gas sales
          Canada                       15,526    13,194     4,969     4,343
          United States                 4,564     3,981     1,725     1,478
                                     --------  --------  --------  --------
                                       20,090    17,175     6,694     5,821
                                     --------  --------  --------  --------

                                     $ 30,093  $ 29,255  $ 10,273  $  9,775
                                     ========  ========  ========  ========

Production
     Net oil and condensate (bbls)
          Canada                      172,000   170,000    56,000    58,000
          United States               530,000   559,000   168,000   200,000
                                     --------  --------  --------  --------
                                      702,000   729,000   224,000   258,000
                                     ========  ========  ========  ========
     Net gas (mmcf)
          Canada                       11,353    12,045     3,899     3,989
          United States                 2,218     1,951       848       695
                                     --------  --------  --------  --------
                                       13,571    13,996     4,747     4,684
                                     ========  ========  ========  ========

Price
     Average oil and condensate sales
      (per bbl) before deduction
      for production taxes
          Canada                     $  12.55  $  13.67  $  14.13  $  12.43
          United States                 14.81     17.46     16.59     16.15
          Weighted average              14.26     16.58     15.97     15.31

     Average gas sales (per mcf) before
     deduction for production taxes
          Canada                     $   1.37  $   1.10  $   1.27  $   1.09
          United States                  2.06      2.04      2.03      2.13
          Weighted average               1.48      1.23      1.41      1.24


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $18,327,000 and $10,092,000 for the nine months ended September 30, 1994 and 1993, respectively. Cash applied to financing activities for the nine months ended September 30, 1994, was used primarily to pay down the Company's bank lines of credit $200,000 net of borrowings of $10,364,000. For the same period in 1993, cash from financing activities was provided by an equity offering in July. The net proceeds of approximately $20,800,000 were used to pay down the Company's bank lines of credit and retire $5,000,000 of its 10 3/4% Subordinated Debentures due 1993. The Company subsequently had additional borrowings from its bank credit facilities in conjunction with additional cash requirements for the Refinery capital improvement program.
     At September 30, 1994, the Company had $24,927,000 available under its oil and gas lines of credit and $14,900,000 under the Frontier line of credit. The estimated five-year maturities of long-term debt are $2,500,000 in 1995, 1996 and 1997 and $5,000,000 in 1998 assuming that the oil and gas reserved-based credit facilities are extended.
     Net cash used in investing activities was $19,396,000 and $33,734,000 for the nine months ended September 30, 1994 and 1993, respectively. The lower capital spending is primarily the result of reduced capital expenditures at the Refinery. Capital expenditures of approximately $26,300,000 ($9,200,000 refining and $17,100,000 oil and gas) are currently budgeted for 1994, of which $18,900,000 had been incurred as of September 30, 1994. The Company was engaged in a capital improvement program for the Refinery which commenced in 1992 and was completed in September 1993. This program, among other things, enables the Company to produce new products required under the Clean Air Act Amendments of 1990, increases the amount of sour crude processed, increases the amount of diesel produced, all of which can be low sulfur, and improves operating reliability.


U.S. OIL AND GAS PROPERTIES

     On September 15, 1994, the Company announced its intent to cease all exploration in the United States and to sell its U.S. oil and gas assets. All future North American exploration and development activities will be focused in Canada, where the vast majority of the Company's natural gas reserves are found and where the Company's history of low-cost reserve additions has led to a favorable cost structure and consistent earnings. The net proceeds of the asset sale will be used to pay down debt.


PART II - OTHER INFORMATION


ITEM 1.   Legal Proceedings -

          None, which in the opinion of management would have a material impact on the registrant.

          Matters Concerning Protection of the Environment -

          Toxic Substances Control Act Matter - On June 27, 1994, the U.S. Environmental Protection Agency Region VIII served an administrative Complaint and Notice of Opportunity for Hearing on Frontier Refining Inc. alleging violations of the Toxic Substances Control Act ("TSCA"), and proposing a penalty of $150,000. The Complaint alleges that, pursuant to
Section 8(a) of TSCA, Frontier filed required updates to the TSCA Chemical Inventory after the regulatory filing deadline. The EPA has subsequently offered to reduce the penalty to $90,000, further consider Frontier's proposal to group intermediates to further reduce the proposed penalty amount and consider supplemental environmental projects that may be undertaken at the refinery to partially offset the remaining monetary penalty.

          National Pollution Discharge Elimination System Matters - On May 18, 1994, the United States Environmental Protection Agency issued to Frontier a Notice of Violation, which alleged multiple violations of the Clean Water Act due to exceedances of the effluent limitations in Frontier's National Pollution Discharge Elimination System ("NPDES") permit. The Wyoming Department of Environmental Quality ("DEQ"), which has federal delegation of the NPDES permitting program in Wyoming, is enforcing action for these alleged violations. Although Frontier contests liability, a tentative agreement has been reached with the State of Wyoming for $28,125.

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

          None.


SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WAINOCO OIL CORPORATION




By:  /s/ George E. Aldrich
     ---------------------
     Vice President - Controller


Date:  October 28, 1994