Form 10-K
period 1994-12-31
WAINOCO OIL CORP
filed 1995-03-17
CIK 110430

Form 10-K

       UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  WASHINGTON, D.C. 20549


X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended:  December 31, 1994

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

Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                          Yes  X   No . . .

As of February 17, 1995, there were 27,250,842 common shares outstanding, and the aggregate market value of the common shares
(based upon the closing price of these shares on the New York Stock Exchange) of Wainoco Oil Corporation held by nonaffiliates was approximately $119.2 million at that date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended
December 31, 1994 are incorporated by reference into Items 1 and 2 of Part I and Items 5 through 8 of Part II.

Portions of the Annual Proxy Statement for the year ended December 31, 1994 are incorporated by reference into Items 10 through 13 of Part III.


Table of Contents

Part I
    Item 1.   Business                                               1
    Item 2.   Properties                                             7
    Item 3.   Legal Proceedings                                     11
    Item 4.   Submission of Matters to a Vote of Security Holders   11

Part II
    Item 5.   Market for the Registrant's Common Stock and
                Related Stockholder Matters                         12
    Item 6.   Selected Financial Data                               12
    Item 7.   Management's Discussion and Analysis
                of Financial Condition and Results of Operations    12
    Item 8.   Financial Statements and Supplementary Data           12
    Item 9.   Disagreements on Accounting and Financial Disclosure  12

Part III
    Item 10.  Directors and Executive Officers of the Registrant    12
    Item 11.  Executive Compensation                                12
    Item 12.  Security Ownership of Certain Beneficial
                Owners and Management                               12
    Item 13.  Certain Relationships and Related Transactions        12

Part IV
    Item 14.  Financial Statements Schedules, Exhibits
                and Reports on Form 8-K                             12


PART 1

ITEM 1. BUSINESS

Overview
     As used herein, the terms (Wainoco) and (Company) refer to Wainoco Oil Corporation and its subsidiaries. Wainoco was originally incorporated in Canada in 1949 and changed its jurisdiction of incorporation to Wyoming in 1976. The Company's Canadian assets are held by Wainoco Oil Corporation, a Wyoming corporation, its United States oil and gas assets are held through its subsidiary, Wainoco Oil & Gas Company, a Delaware corporation, and its refining assets are held through its subsidiary, Frontier Holdings Inc. (Frontier), a Delaware corporation. The Company directs its activities from its corporate office in Houston, Texas and its division offices in Calgary, Alberta, Canada and Denver, Colorado.
     Wainoco explored for and produced oil and gas in western Canada, selected areas of the midcontinent, the Los Angeles Basin and the Gulf Coast (onshore and offshore) during 1994. In the fourth quarter of 1994, Wainoco announced that it intended to cease all exploration activities in the United States and sell its United States oil and gas assets. Wainoco is in the process of selling all of its United States oil and gas properties, except for its Conroe field reserves and other minor properties.
     Wainoco is also engaged in the business of crude oil refining and wholesale marketing of refined petroleum products, including various grades of gasoline, diesel fuel, asphalt, natural gas liquids and petroleum coke. In addition, the Company purchases the crude oil to be refined and markets the refined petroleum products produced by the Refinery.

Oil and Gas Exploration and Production Operations
     The oil and gas activities of the Company consist of geological and geophysical evaluation of prospective oil and gas properties, the acquisition of oil and gas leases or other interests in exploratory prospects, the drilling of test wells, the acquisition of interests in developed or partially developed properties and the development and operation of properties for the production of oil and gas. At December 31, 1994, approximately 85% of the Company's proved reserves, on a British Thermal Unit (BTU) equivalent basis, was natural gas. During 1994, oil represented 34% and gas represented 66% of oil and gas revenues. The Company's oil and gas exploration and production activities are conducted directly by the Company or through joint drilling and operating arrangements. Wainoco acts as the operator of the majority of its production and prospects.
     Canada Activities in Canada are conducted through Wainoco Oil Corporation with emphasis on exploration, development and production in the western Canadian provinces of British Columbia and Alberta. At December 31, 1994, approximately 77% of estimated proved gas reserves, approximately 28% of estimated proved oil reserves and approximately 26% of identifiable assets of the Company were located in western Canada. For the year ended December 31, 1994, Canadian operations contributed approximately 58% of the Company's oil and gas revenue.
     During 1994, the exchange rate of the Canadian dollar averaged approximately U.S. $.7322. The accounts of the Canadian division have been translated in accordance with generally accepted accounting principles as described in Note 1 of the Financial Statements in the 1994 Annual Report to Shareholders which is incorporated herein by reference.
     United States Activities in the United States are conducted through Wainoco Oil & Gas Company with the production of properties in selected areas of the midcontinent, the Los Angeles Basin and the Gulf Coast (onshore and shallow offshore regions). See "Business - Overview" for a discussion of the sale of United States properties.

Refining Operations
     Wainoco's refining activities are conducted through Frontier (the Refinery), which was acquired in October 1991. The Refinery is located on approximately 120 acres in Cheyenne, Wyoming, which property is owned by the Company. The Refinery has a permitted crude capacity of 41,000 bpd with an effective operating capacity of 38,000 bpd, which represents approximately 7% of the rated crude distillation capacity in the Rocky Mountain region. The Refinery can also process in excess of 4,000 bpd of purchased natural gasoline, butanes and other petroleum liquids. One of Frontier's competitive advantages relative to most other Rocky Mountain refineries is that it includes substantially all of the major refinery units that comprise a complex refinery, including a coker. Therefore, the Refinery has the capability of producing a higher yield of lighter, more valuable petroleum products such as gasoline and diesel fuel from heavier, less costly feedstocks such as heavy sour crude oil. The Refinery's units have the capacity to process a high percentage (up to 90%) of lower cost, more abundant sour crude oil. The plant's downstream unit configuration affords the Refinery gasoline octane capability equal to or higher than that of most of its competitors. Frontier also owns a 25,000 bpd undivided interest in a crude oil pipeline from Guernsey, Wyoming to Cheyenne. This pipeline was constructed to help serve the Refinery's long-term strategic crude oil needs.
     The Refinery's gasoline and distillates sales each accounted for more than 10% of consolidated revenues. As a percent of consolidated revenue, gasoline sales were 49%, 50% and 53% and distillates sales were 31%, 29% and 28% in 1994, 1993 and 1992, respectively.

Industry Segments
     The Company's industry segment information for the three years ended December 31, 1994, is set forth in Note 7 of the Financial Statements in the 1994 Annual Report to Shareholders which is incorporated herein by reference. The Company's discussion of the restructuring of its United States oil and gas operations is set forth in Note 9 of the Financial Statements in the 1994 Annual Report to Shareholders which is incorporated herein by reference.

Operating Hazards and Risks
     The Company's oil and gas exploration and production operations are subject to all of the risks normally incident to the exploration for and production of oil and gas including blow-outs, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. As is common in the oil and gas industry, the Company is not fully insured against all of these risks, either because insurance is not available or because the Company has elected not to insure due to high premium costs. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company and its financial position and results of operation.
     The Company's refinery operations are subject to significant interruption if the refinery were to experience a major accident or fire or if it were damaged by severe weather or other natural disaster. Should the crude oil pipeline become inoperative, crude oil would be supplied to the Refinery by an alternative pipeline and from additional tank trucks. A substantial portion, but not all, of such loss would be covered by business interruption, property or other insurance carried by Frontier. Frontier's safety measures substantially mitigate but do not eliminate the risk of damage to the Refinery or the environment and personal injury should a major adverse event occur. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company and its financial position and results of operation.

Competition
     Oil and gas operations The Company encounters strong competition from other independent operators and from major oil companies in acquiring properties suitable for exploration, in contracting for drilling equipment, in securing trained personnel and in marketing oil and gas production. Many of these competitors have financial resources and staffs substantially larger than those available to the Company. The availability of a ready market for oil and gas discovered by the Company depends on numerous factors beyond its control including the extent of production and imports and exports of oil and gas, the demand for its products, the proximity and capacity of natural gas pipelines and the effect of state, provincial or federal regulations.
     Competition in the acquisition of oil and gas prospects and properties has been intense and remains so for prime prospects. The Company's ability to discover reserves depends on its ability to select and acquire suitable prospects for future exploration.
Although the Company generates the major portion of its oil and gas prospects internally, it depends to some extent upon prospects offered to it by independent consultants and other persons or entities in the petroleum industry.

     Refining operations Frontier's business is highly competitive and price is the principal basis of competition. The most important competitive product marketing area in the Rocky Mountain region is the Denver market, principally because it is the major population center in the Rockies. There are at least 17 refineries in the Rocky Mountain region (including those owned by several major integrated oil companies). In addition, two refineries are located in Denver and three product pipelines from outside the Rockies terminate in the area. Frontier also serves western Nebraska and eastern Wyoming.
     Many of the refineries in the Rocky Mountain region are owned by companies that have significantly greater financial resources and/or refining capacity than Frontier. Certain of these competitors, as integrated oil companies, also have the advantage of owning or controlling crude oil reserves or other sources of crude oil supply, crude oil and product pipelines and service stations and other product marketing outlets.
     Principal Competitors. Based on proximity to the Denver and Cheyenne areas, Frontier's principal competitors in the wholesale segment are Sinclair Oil Company (Sinclair) with a 54,000 bpd refinery near Rawlins, Wyoming and a 22,000 bpd refinery in Casper, Wyoming, Total Petroleum (North America) Ltd. (Total) with a 32,000 bpd refinery in Denver, Colorado and Conoco, Inc. (Conoco) with a 50,000 bpd refinery in Denver, Colorado. Frontier sells its products exclusively at wholesale, principally to independent retailers, jobbers and major oil companies, while Sinclair, Total and Conoco service both the retail and wholesale markets.
     Frontier is favorably positioned to purchase its crude oil and feedstock requirements. Because many other refiners in the Rocky Mountain region have significantly lower sour crude capacity, Frontier is able to purchase a significant amount of its sour crude oil and all of its sweet crude oil from the region. Regional production of crude oil still exceeds regional refining capacity. Frontier also purchases Canadian sour crude oil, which is available via pipeline into Guernsey, Wyoming.
     Frontier and its principal competitors all service the Denver market. Because their refineries are located in Denver, Total's and Conoco's product transportation costs in servicing that area are lower than those of Frontier. Conversely, Frontier has lower crude transportation costs due to its proximity to Guernsey, Wyoming, the major crude oil pipeline hub in the Rocky Mountain region, and further due to its ownership interest in the crude oil pipeline.
     Capital Improvement Program. Since its acquisition by Wainoco, Frontier has completed a significant capital improvement program for the refinery. The most significant projects included: (i) the construction of new sulfur recovery and amine treating units which increased sour crude processing capacity, (ii) the expansion of the capacity of the delayed coker unit from 8,200 bpd to 10,000 bpd, (iii) the upgrading and expansion of the distillate hydrotreater and construction of a hydrogen plant for adequate hydrogen supply and (iv) several projects, including 1994 projects, which improve the reliability and safety of various refinery units.
     The capital improvement program enables the Refinery to produce low sulfur diesel as required by the Clean Air Act Amendments of 1990, increases the amount of sour crude processed and improves the operating reliability of the Refinery. The improvements also increased the Refinery's diesel capacity. In addition, Frontier has incurred capital expenditures as a result of studies required under the Occupational Safety and Health Act (OSHA).
     Strategic Position. Because the Refinery includes substantially all of the major refinery units that comprise a complex refinery, Wainoco believes that it potentially has three significant advantages over its principal competitors and most other refineries in the region.
     First, the Refinery has the capacity to process a high percentage (up to 90%) of sour crude oil, while most refineries in the Rocky Mountain region can process only sweet crude or smaller percentages of sour crude. Refineries that have the ability to process sour crude can benefit from the lower cost of sour relative to sweet crude oil, which is often referred to as the "sweet/sour spread." During 1994, Frontier's cost for sour crude oil has ranged from approximately $3.26 to $4.20 per barrel lower than its cost for sweet crude.
     Second, Frontier owns a 10,000 bpd coker, which, among other things, enables the Refinery to upgrade resid and other heavy feedstocks into lighter, more valuable petroleum products. Coker capacity was expanded to 10,000 bpd at the end of 1992 to accommodate a 10-year agreement to process heavy feedstocks for Conoco. There are presently only four other cokers in the region.
     Third, because of Frontier's combination of downstream process units, the Company believes that the Refinery has octane capability equal to or greater than most of its competitors. This capability enabled Frontier to be the first to introduce 91 octane premium unleaded gasoline to the Rocky Mountain region. (Due to different altitudes, gasoline used in the Rocky Mountain region generally has an octane rating two points lower than corresponding grades of gasoline elsewhere in the United States.)
     In addition, as a result of stringent environmental protection laws and the high cost of the requisite plant modifications, Wainoco believes that, in general, refiners in the Rocky Mountain region will face barriers to substantially expanding refinery capacities or sour crude processing capability.
     Based in part on the foregoing factors, the Company believes that Frontier is capable of competing effectively in its market. In particular, Frontier has sold and expects to continue to sell refined products at competitive prices.
     Markets. Frontier sells to a broad base of independent retailers, jobbers and major oil companies in the region. Its largest customer, CITGO Petroleum Products, comprises approximately 17% of Frontier's 1994 sales. Prices are determined by local marketing conditions and at the "terminal rack" such that the customer typically supplies his own truck transportation.
     Effect of Crude Oil and Refined Product Prices. Frontier's income and cash flow are derived from the margin between its costs to obtain and refine crude oil and the price for which it can sell products produced in its refining process. The price at which Frontier can sell gasoline and its other refined products will be strongly influenced by the price of crude oil. Although an increase or decrease in the price of crude oil generally results in a corresponding increase or decrease in the price of gasoline and refined products, changes in the prices of refined products generally lag behind changes in the price for crude oil, both upward and downward. Frontier maintains inventories of crude oil, intermediate products and refined products, the value of each of which is subject to rapid fluctuations in market prices. Inventories are recorded at the lower of cost on a first in, first out (FIFO) basis or market. A rapid and significant movement in the market prices for crude oil or refined products could have an adverse short-term impact on earnings and cash flow. Crude oil prices, in general, are affected by a number of factors, including domestic and international demand, domestic and foreign energy legislation, production guidelines established by the Organization of Petroleum Exporting Countries (OPEC), relative supplies of other fuels, such as natural gas, and changing international economic and political conditions.
     Frontier can process a high percentage of sour crude oil, enabling it to benefit from the lower cost of sour crude relative to sweet crude. Because income and cash flow from refining operations are dependent in part on this cost differential, any narrowing of the sweet/sour crude spread would likely cause a reduction in operating margin and a decrease in earnings and cash flow of the Refinery. A narrowing of the sweet/sour crude spread could result from, among other things, a decrease in the supply of sour crude or an increase in sour crude refining capacity of the Refinery's competitors.
     General Wainoco competes with other oil and gas concerns and other investment opportunities, whether or not related to the petroleum industry, in raising capital. The Company's ability to compete successfully in the capital markets is largely dependent on the success of its oil and gas exploration activities, refining activities and the economic environment in which it operates.

Gas Markets
     The Company continues to sell the majority of its natural gas production under long-term gas contracts managed by companies (aggregators) who purchase large volumes of natural gas from many producers and resell this gas throughout North America. The price paid for this gas is a "net-back" price per unit of gas established by subtracting transportation, processing, storage and administrative costs from the total revenue generated from all the monthly sales of gas. Since 1993, North America appears to have established a better balance of demand and supply of natural gas. During earlier periods of lower load factors, the Company negotiated the right to market such excess volumes not taken by the primary purchaser, to other markets. Such excess volumes are sold in the spot market.
     To diversify gas sales and optimize production, Wainoco also sells a portion of its gas production under short-term contracts. Generally, one-year renewable contracts have been used for this purpose with gas prices that are normally negotiated annually as a fixed price per unit of sales or an indexed price compared to the New York Mercantile Exchange (NYMEX) futures price. Firm transportation and gas processing capacity from major pipeline companies have been obtained in Canada to ensure continued ability to produce pursuant to these contracts. The tariffs associated with this firm pipeline capacity must be paid regardless of the Company's natural gas productive capacity. The Company has not committed for pipeline capacity in excess of our existing deliverability dedicated to short-term gas contracts. Any productive capacity above our firm pipeline capacity must be marketed on an interruptible basis. The Company's commitment for firm pipeline capacity is approximately $3.5 million in 1995, $1.2 million in 1996, $.9 million in 1997 and $.6 million a year from 1998 through 2001. The 1995 commitment represents approximately 55% of gross productive capacity, which thereafter will range from 17% to 28% through 2001.

Government Regulations
     Oil & Gas Operations
     Environmental Laws and Regulations. The Company's oil and gas exploration and production activities are subject to laws and regulations relating to environmental quality and pollution control. The Company believes that such legislation and regulations have had no material adverse effect on its present method of operation. In the future, changes in Canadian or United States federal, state, provincial and local government environmental controls could require the Company to make significant expenditures. The magnitude of such expenditures cannot be predicted. Environmental legislation in Alberta has undergone a major revision to update and consolidate the various acts now applicable to the industry into the Environmental Protection and Enhancement Act (EPEA) effective September 1, 1993.
The EPEA brings a wider range of activities within the scope of environmental regulation. Environmental standards and penalties are generally stricter under the EPEA than under the environmental regulatory regime it replaces.
     Wainoco's Canadian oil and gas production is subject to the payment to provincial governments, among others, of a specified percentage of production revenue as a royalty. Royalties paid to the Province of Alberta are subject to a rebate called the Alberta Royalty Tax Credit (ARTC). Prior to 1995, the ARTC was based on a price-sensitive formula using the average West Texas Intermediate (WTI) quarterly oil price. The maximum annual ARTC limit was $1.4 million in each of 1994 and 1993 and $1.5 million in 1992. The Company recognized ARTC's of $1.1 million, $621,000 and $590,000 in 1994, 1993 and 1992, respectively. The Alberta government has made changes and continues to consider further changes in its royalty structure (including royalty exemption periods). During 1994, the Province of Alberta announced various changes regarding determination of the ARTC effective January 1, 1995. Gas prices will now be included in determination of the ARTC rate. Also the maximum qualifying royalty amount and the maximum royalty rebate percentages are to be reduced. These changes will result in a decrease of approximately 10% in the ARTC to be received by Wainoco.
     The North American Free Trade Agreement (NAFTA) implemented in 1994 is between the Governments of Canada, the United States and Mexico. NAFTA carrys forward most of the material energy terms contained in the Free Trade Agreement (FTA). The FTA implemented in 1989 between Canada and the United States was intended to foster a more open North American marketplace with a minimum of direct government interference. Under FTA both countries are prohibited from imposing minimum export or import price requirements or maintaining any discriminatory export taxes, duties or charges. FTA also provides for the elimination of the United States tariffs and the elimination of customs user fees which were previously imposed. NAFTA provides for the reduction of Mexican restrictive trade practices in the energy sector and prohibits discriminatory border restrictions and export taxes. NAFTA also provides for clearer disciplines on regulators to avoid discriminatory actions and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.
     Refinery Operations The Company's refinery operations are subject to laws and regulations relating to environmental quality and pollution control. Potentially to be among these requirements are regulations recently proposed by the Environmental Protection Agency under the authority of Title 3 of the Clean Air Act Amendments of 1990 (the "Act") which, if promulgated, may require the Company to expend approximately $4 million over the next four years to improve the Refinery's control of emissions of certain petroleum materials designated as hazardous by the Act. Because other refineries will be required to make similar expenditures, the Company does not expect such expenditures to materially adversely impact its competitive position.
     Frontier is party to formal agreements with both state and federal agencies requiring the investigation and possible eventual remediation of certain areas of the Refinery's property which may have been impacted by past operational activities. The Company has been addressing, over the past nine years, tasks required under a consent decree (Consent Decree) entered by the Wyoming State District Court on November 28, 1984 and involving the State of Wyoming, Department of Environmental Quality and the predecessor owners of the Refinery.
This action primarily addressed the threat of groundwater and surface water contamination at the Refinery. As a result of these investigative efforts, substantial capital expenditures and remediation of conditions found to exist have already taken place or are in progress. The continuing requirement for groundwater remediation activities is the only significant task remaining in connection with the Consent Decree. Additionally, Frontier entered into a consent order with the federal Environmental Protection Agency on September 24, 1990 pursuant to the Resource Conservation and Recovery Act. The order requires the technical investigation of the Refinery to determine if certain areas of the Refinery have been adversely impacted by past operational activities. Based upon the results of the investigation, additional remedial action could be required.
     In the wake of new state legislation, the Company and the Wyoming Department of Environmental Quality have recently been negotiating the terms of an administrative consent decree that would generally parallel the above-referenced federal order and, upon finalization, replace the Consent Decree. Completion of this effort will result in the elimination of certain equivocal state Consent Decree requirements, the unification of state and federal regulatory expectations regarding site investigation and remediation and, consequently, a streamlining of the Company's current environmental obligations. It is further anticipated that, upon eventual state administration of the federal corrective actions program, the federal Administrative Order on Consent may be rescinded.
     The Company has been and will be responsible for costs related to compliance with or remediations resulting from environmental regulations. There are currently no identified environmental remediation projects of which the costs can be reasonably estimated. However, the continuation of the present investigative process, other more extensive investigations over time or changes in regulatory requirements could result in future liabilities.

Seasonality
     At the Refinery, due to seasonal increases in tourist related volume and road construction work, a higher demand exists in the Rocky Mountain region for gasoline and asphalt products during the summer months than during the winter months. Diesel demand is relatively constant throughout the year because two major east-west truck routes, and at least two railroads, extend into or through Frontier's principal marketing area. However, reduced road construction during the winter months does somewhat reduce demand for diesel. The Refinery normally schedules its maintenance turnaround work during the spring of each year. During the spring of 1995, the Refinery has scheduled no significant turnaround work on its major operating units.

Employees
     At December 31, 1994, the Company had 400 full-time employees, down from 417 a year earlier. The Company's 86 full-time employees in oil and gas operations include 6 geologists, 1 geophysicist, 3 land men in exploration and development and 8 petroleum engineers in drilling and production. In conjunction with the sale of United States oil and gas properties, the Company currently expects to further reduce its United States oil and gas staff by 17 full-time employees during 1995. The Company employs 303 full-time people in the refining operations, 40 at the Denver office and 263 at the Refinery. The Refinery employees include 83 administrative and technical personnel and 180 union members. The union members are represented by seven bargaining units, the largest being the Oil, Chemical and Atomic Workers International Union. Six AFL-CIO affiliated unions represent the Refinery's craft workers. The Company considers relations with all of its employees to be good. The current three-year contracts expire in May 1996.

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

Refining Operations



Years Ended December 31,                      1994       1993       1992
                                             ------     ------     ------
Charges (bpd)
  Sweet crude                                 6,165      6,581      8,766
  Sour crude                                 27,025     25,909     21,015
  Other feed and blend stocks                 4,105      2,957      3,079
                                             ------     ------     ------
    Total                                    37,295     35,447     32,860

Manufactured product yields (bpd)
  Gasoline                                   16,106     15,129     13,131
  Distillates                                13,094     11,777     10,877
  Asphalt and other                           6,575      7,128      7,485
                                             ------     ------     ------
    Total                                    35,775     34,034     31,493

Total product sales (bpd)
  Gasoline                                   19,437     19,837     19,499
  Distillates                                12,628     11,819     11,330
  Asphalt and other                           6,724      7,682      6,500
                                             ------     ------     ------
    Total                                    38,789     39,338     37,329

Operating margin information (per sales bbl)
  Average sales price                        $22.06     $22.60     $24.39
  Material costs
   (under FIFO inventory accounting)          16.18      17.09      19.56
                                             ------     ------     ------
    Product spread                             5.88       5.51       4.83
  Operating expenses excluding depreciation    3.45       3.55       3.18
  Depreciation                                  .53        .42        .28
                                             ------     ------     ------
    Operating margin                         $ 1.90     $ 1.54     $ 1.37

Manufactured product margin
  before depreciation (per bbl)              $ 2.46     $ 2.09     $ 1.76

Purchased product margin
  (per purchased product bbl)                $ 1.35     $ (.41)    $  .77

Sweet/sour spread (per bbl)                  $ 3.61     $ 4.48     $ 5.53

Average sales price (per sales bbl)
  Gasoline                                   $24.57     $25.24     $27.78
  Distillates                                 23.48      25.06      25.57
  Asphalts and other                          12.18      12.00      12.16



Oil and Gas Operations
     Wainoco is in the process of selling all of its United States oil and gas properties, except for its Conroe field reserves and other minor properties. At December 31, 1994, the sales of United States properties have not been reflected in the following oil and gas information. See principal oil and gas properties for a summary of the Conroe field, the major property to remain after completion of the property sales. See "Business - Overview" for a discussion of the sale of United States properties.
     Production The following table summarizes the Company's net oil and gas production, average daily production, weighted average sales prices and average production (lifting) cost per dollar of oil and gas sales for the periods indicated. Average daily production is computed by dividing net production by the number of days per year. Average sales prices are presented in United States dollars before deduction of production taxes. Production costs are expressed in United States dollars including lifting costs and production taxes. Average production cost is computed by dividing production costs by gross oil and gas sales.



Years Ended December 31,                     1994         1993         1992
                                           --------     --------     --------
Net Gas Produced (mmcf)
  Canada                                     15,325       15,938       15,995
  United States                               2,993        2,504        2,954
                                           --------     --------     --------
    Total                                    18,318       18,442       18,949

Average Daily Gas Production (mmcf)
  Canada                                         42           44           44
  United States                                   8            7            8
                                           --------     --------     --------
                                                 50           51           52

Average Gas Sales Price (per mcf)
  Canada                                   $   1.31     $   1.15     $   1.00
  United States                                2.08         2.12         1.81
  Weighted Average                             1.43         1.28         1.12

Net Oil Produced (bbls)
  Canada                                    224,000      232,000      267,000
  United States                             696,000      747,000      844,000
                                           --------     --------     --------
                                            920,000      979,000    1,111,000

Average Daily Oil Production (bbls)
  Canada                                        614          636          730
  United States                               1,907        2,046        2,306
                                           --------     --------     --------
                                              2,521        2,682        3,036

Average Oil Sales Price (per bbl)
  Canada                                   $  12.80     $  12.85     $  14.13
  United States                               14.99        16.85        18.51
  Weighted Average                            14.45        15.90        17.46

Average Production Cost
 (per dollar of oil and gas sales)
  Canada                                   $    .25     $    .25     $    .26
  United States                                 .43          .45          .41
  Weighted Average                              .33          .34          .34

Average Production Cost
 (per BTU equivalent mcf of production)
  Canada                                   $    .34     $    .31     $    .29
  United States                                1.01         1.16         1.08
  Weighted Average                              .54          .53          .54



     Oil and gas drilling activities The following table shows the number of completed wells in which the Company has participated, the net interest to the Company in those wells and the results thereof for the periods indicated (excluding those wells drilled under farm out arrangements). As of December 31, 1994, the Company had no wells in progress.



                               Exploratory                  Development
                    -----------------------------   -----------------------------
                     Oil     Gas     Dry    Total    Oil     Gas     Dry    Total
                    -----   -----   -----   -----   -----   -----   -----   -----

Gross Wells
1994
  Canada                3      12      10      25       0      12       3      15
  United States         3       1       3       7       0       6       0       6
                    -----   -----   -----   -----   -----   -----   -----   -----
                        6      13      13      32       0      18       3      21

1993
  Canada                5       8       7      20       0       0       0       0
  United States         0       0       2       2      15       0       1      16
                    -----   -----   -----   -----   -----   -----   -----   -----
                        5       8       9      22      15       0       1      16

1992
  Canada                5       1       8      14       1       1       0       2
  United States         0       1       3       4       0       0       0       0
                    -----   -----   -----   -----   -----   -----   -----   -----
                        5       2      11      18       1       1       0       2

Net Wells
1994
  Canada             0.64    5.85    4.08   10.57       0    2.22    0.42    2.64
  United States      1.50    0.25    0.95    2.70       0    0.12       0    0.12
                    -----   -----   -----   -----   -----   -----   -----   -----
                     2.14    6.10    5.03   13.27       0    2.34    0.42    2.76

1993
  Canada             2.34    2.80    3.15    8.29       0       0       0       0
  United States         0       0    0.46    0.46    0.09       0    0.44    0.53
                    -----   -----   -----   -----   -----   -----   -----   -----
                     2.34    2.80    3.61    8.75    0.09       0    0.44    0.53

1992
  Canada             1.88    0.50    3.61    5.99    0.06    0.35       0    0.41
  United States         0    0.33    1.13    1.46       0       0       0       0
                    -----   -----   -----   -----   -----   -----   -----   -----
                     1.88    0.83    4.74    7.45    0.06    0.35       0    0.41



     Principal oil and gas properties The following presentation is a summary description of the Company's most significant oil and gas properties. During 1994, the Company's production was not curtailed other than for mechanical problems relating to pipeline and compressor repairs and maintenance.
     In the Monias area (British Columbia) the Company has an average working interest of 41.6%. Two pipelines collect gas from the area, allowing the Company flexibility in seeking gas purchasers. In 1994, Wainoco sold 86% under long-term contract to CanWest Gas Supply Inc. (CanWest), Northwest Pacific Energy Marketing Inc. and B.C. Gas Inc. and 14% to Canadian industrial gas users or exported to the United States under short-term contracts.
     In the Maple Glen-Leo area (Alberta) the Company has an average working interest of 45%. During 1994, 98% of gas sales were made under long-term contracts with Pan-Alberta Gas Ltd. (Pan-Alta) and Western Gas Marketing Limited (WGML) and Altresco Pittsfield, a cogeneration market, while 2% was sold into the Alberta industrial gas market.
     In the Oak field (British Columbia) the Company has an average working interest of 44.4%. During 1994, all production was sold to CanWest under long-term contracts.
     In the Wardlow area (Alberta) the Company has an average working interest of 85.6% and 27 additional undeveloped well locations on proved acreage. Wainoco holds overriding royalty interests in 17,280 gross proved acres and 2,560 gross unproved acres. All 1994 production was sold under long-term contracts to Pan-Alta and WGML.
     In the North Cache field (British Columbia) the Company has an average working interest of 68.5%. During 1994, 98% of production was sold under long-term contracts to CanWest and 2% was sold to Canadian industrial gas users or to export markets in the United States under short-term contracts.
     In the Septimus area (British Columbia) the Company has an average working interest of 59.1%. Annual production was sold to Canadian industrial gas users or export markets in the United States under short-term contracts.
     In the Conroe field (Texas) the Company has a unit working interest of 18%. Oil production was sold to Exxon Company U.S.A. and Texaco Trading and Transportation and plant products and gas production were sold to Union Pacific Resources.
     The following table presents data for the year and as of December
31, 1994.



                                                                Average Daily
                                                                 Production    Proved Reserve
                                                                -------------  --------------
                                          Gross Acreage                                       Discounted
                               Gross  -----------------------    Gas    Oil    Gas      Oil   Net Cash
                               Wells  Productive  Undeveloped   (mcf)  (bbls) (mmcf)  (mbbls)   Flows
                               -----  ----------  -----------   -----  ------  -----  ------- ---------
                                                                                           (in thousands)

Canada
Monias area,
  British Columbia               38     20,383      14,678     12,301    40   29,444     92   $13,967
Maple Glen-Leo area, Alberta     61     47,206       7,680      5,984    45   10,353     86     6,927
Oak area, British Columbia       15      8,033       6,177      3,197    57    9,198    110     6,683
Wardlow area, Alberta           116     18,240       2,080      3,121     0    9,271      0     4,766
North Cache field,
  British Columbia                5      2,760       3,106      1,488    17   10,993    125     4,420
Septimus area,
  British Columbia                4      1,947      13,573      2,614    14    9,349     46     3,795


United States
Conroe field, Texas(1)            1      2,442           0         35   616   25,523    998   $19,140


(1)  Gross wells:  1 unit with 160 wells.


     Productive wells The following table shows the Company's gross and net interests in productive oil and gas wells at December 31, 1994.


                                 Oil (1)           Gas (1)         Total (1)
                            ---------------   ---------------   ---------------
                             Gross     Net     Gross     Net     Gross     Net
                            ------   ------   ------   ------   ------   ------

Canada                          90     19.1      415    210.4      505    229.5
United States(2)                72     27.7       29     10.0      101     37.7
                            ------   ------   ------   ------   ------   ------
                               162     46.8      444    220.4      606    267.2


(1) One or more completions in the same bore hole are counted as one well. The data in the table includes 43 gross (34.6 net) gas wells and one gross (1 net) oil well with multiple completions.
(2) Includes producing units which contain numerous wells. Each unit is counted as one gross well and the unit working interest is included in the net wells.


     Acreage The table below summarizes the Company's interest in productive and undeveloped acreage as of December 31, 1994.


                                    Productive         Undeveloped
                                ------------------  ------------------
                                 Gross       Net      Gross     Net
                                --------  --------  --------  --------
United States
  Arkansas                           340        97         0         0
  California                         200       200        41        41
  Colorado                         2,360       425    43,398    13,124
  Louisiana                       14,401     2,738    11,272     3,144
  Michigan                           102         1         0         0
  Mississippi                        521       171       108        36
  Montana                          1,905       231         0         0
  New Mexico                      17,292     2,919         0         0
  Oklahoma                             0         0       240       240
  Texas                           17,464     7,295     2,685     2,294
  Wyoming                          7,542       635    69,118    18,704
                                 -------   -------   -------   -------
                                  62,127    14,712   126,862    37,583

Canada
  Alberta                        281,368    79,448   139,538    60,039
  British Columbia                66,268    22,872   115,813    55,313
  Northwest Territories
    and Beaufort Sea                   0         0    12,775       262
                                 -------   -------   -------   -------
                                 347,636   102,320   268,126   115,614

      Total                      409,763   117,032   394,988   153,197
                                 =======   =======   =======   =======


     Reserves Incorporated herein by reference is the Supplemental Financial Information contained in the 1994 Annual Report to Shareholders which presents the estimated net quantities of the Company's proved oil and gas reserves and the standardized measure of discounted future net cash flows attributable to such reserves.
     Pursuant to regulations of the United States Department of Energy, Wainoco is required to file an annual report of proved reserves with the Federal Energy Regulatory Commission (FERC). The reserve information included in the Supplemental Financial Information is not inconsistent with the reserve information which will be furnished to the FERC. Wainoco has not filed oil or gas reserve information with any other federal agency within the past year, other than information similar to that included herein.

Other Properties
     The Company leases approximately 27,000 square feet of office space in Houston for its corporate and U.S. oil and gas exploration and production headquarters under a six-year lease expiring in 1998. In Canada, the Company leases approximately 17,000 square feet in Calgary for its Canadian oil and gas exploration and production office under a lease expiring in 2000. Frontier leases approximately 23,000 square feet in Denver, Colorado for its refining operations headquarters under a lease expiring in 1995.

ITEM 3.   LEGAL PROCEEDINGS
     There are no legal proceedings which in the opinion of management would have a material adverse impact on the Company. See Item 1.
Business - Government Regulations regarding certain ongoing proceedings regarding environmental matters.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS
     The information in the 1994 Annual Report to Shareholders under the heading "Common Stock" is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA
     The information in the 1994 Annual Report to Shareholders under the heading "Five Year Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The information in the 1994 Annual Report to Shareholders under the heading "Financial Review" is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The financial statements and the data contained in the 1994
Annual Report to Shareholders are incorporated herein by reference. See index to financial statements and supplemental data appearing under Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

PART III

     The information called for by Part III of this Form is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of its last fiscal year.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K


(a)1.    Financial Statements and Supplemental Data                                       Page*
- -----------------------------------------------------------------------------------------------
     Consolidated Statements of Operations                                                  18
     Consolidated Balance Sheets                                                            19
     Consolidated Statements of Cash Flows                                                  20
     Consolidated Statements of Shareholders' Equity                                        21
     Notes to Financial Statements                                                          22
     Report of Independent Public Accountants                                               31
     Oil and Gas Producing Activities                                                       32
     Selected Quarterly Financial Data                                                      16


     *Reference to pages in the 1994 Annual Report to Shareholders (as published), which portions thereof are incorporated herein by reference.


(a)2.  Financial Statements Schedules
     Report of Independent Public Accountants
     Schedule I - Condensed Financial Information of Registrant
     Other Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)3.  List of Exhibits
* 3.1 - Articles of Domestication of the Company, as amended (filed as Exhibit 2.3 to Registration Statement No. 2-62518 and Exhibit 2.2 to Registration Statement No. 2-69149).
* 3.2 - Fourth restated By-Laws of the Company as amended through February 20, 1992 (filed as Exhibit 3.2 to Form 10-K dated December 31, 1992).
* 4.1 - Indenture dated as of October 1, 1978, between the Company and First City National Bank of Houston, as Trustee relating to the Company's 10 % Subordinated Debentures due 1998 (filed as Exhibit 2.5 to Registration Statement No. 2-59649).
* 4.2 - Agreement of Resignation, Appointment and Acceptance by and among the Company, First City National Bank of Houston (Resigning Trustee) and Texas Commerce Bank National Association, Houston, (Successor Trustee) relating to the Company's 10 3/4 % Subordinated Debentures due 1998 (filed as Exhibit 4.2 to Form 10-K dated December 31, 1985).
* 4.3 - First Supplemental Indenture dated as of January 20, 1987 between the Company and Texas Commerce Bank National Association, supplementing and amending the Indenture dated as of October 1, 1978, relating to the Company's 10 3/4% Subordinated Debentures due 1998 (filed as Exhibit 4.3 to Form 10-K dated December 31, 1986).
* 4.6 - Indenture dated as of June 1, 1989 between the Company and Texas Commerce Trust Company of New York as Trustee relating to the Company's 7 3/4% Convertible Subordinated Debentures due 2014 (filed as Exhibit 4.6 to Form 10-K dated December 31, 1989).
* 4.7 - Indenture dated as of August 1, 1992 between the Company and Bank One, N.A., as Trustee relating to the Company's 12% Senior Notes due 2002 (filed as Exhibit 4.7 to Form 10-K dated December 31, 1992).
* 10.1 - Amended and Restated Credit Agreement dated June 29, 1994 with certain banks and Morgan Bank of Canada (filed as Exhibit 10.01 to Form 10-Q dated June 30, 1994).
* 10.2 - Amended and Restated Credit and Guaranty Agreement dated May 31, 1994 with certain banks and Morgan Guaranty Trust Company of New York (filed as Exhibit 10.02 to Form 10-Q dated June 30, 1994).
* 10.3 - Revolving Credit and Letter of Credit Agreement dated August 10, 1992 among Frontier Oil and Refining Company, certain banks and Union Bank (filed as Exhibit 10.8 to Form 10-K dated December 31,
1992).
* 10.4 - First Amendment dated October 8, 1992 to Loan Agreement among Frontier Oil and Refining Company, certain banks and Union Bank (filed as Exhibit 10.9 to Form 10-K dated December 31, 1992).
* 10.5 - Waiver and Amendment dated March 17, 1993 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as Exhibit 10.19 to Form 10-K dated December 31, 1993).
* 10.6 - Second Amendment dated April 30, 1993 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as Exhibit
10.20 to Form 10-K dated December 31, 1993).
* 10.7 - Waiver letter dated August 31, 1993 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as Exhibit
10.21 to Form 10-K dated December 31, 1993).
* 10.8 - Waiver letter dated October 15, 1993 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as Exhibit
10.22 to Form 10-K dated December 31, 1993).
* 10.9 - Third Amendment dated December 31, 1993 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as Exhibit 10.23 to Form 10-K dated December 31, 1993).
*10.10 - Fourth Amendment dated July 6, 1994 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as Exhibit
10.03 to Form 10-Q dated June 30, 1994).
*10.11 - Credit Agreement dated September 10, 1993 among Wainoco Oil & Gas Company and Cullen Center Bank and Trust (filed as Exhibit 10.24 to Form 10-K dated December 31, 1993).
*10.12 - Interest Rate Swap Agreement dated August 5, 1991 between the Company and Morgan Guaranty Trust Company of New York (filed as
Exhibit 10.10 to Form 10-K dated December 31, 1992).
*10.13 - Waiver and Amendment Agreement dated May 1, 1992 between the Company and Morgan Guaranty Trust Company of New York (filed as
Exhibit 10.11 to Form 10-K dated December 31, 1992).
*10.14 - Amendment Agreement dated December 31, 1992 to Interest Rate Swap Agreement dated August 5, 1991 between the Company and Morgan Guaranty Trust Company of New York (filed as Exhibit 10.12 to Form 10-K dated December 31, 1992).
*10.15 - The 1968 Incentive Stock Option Plan as amended and restated (filed as Exhibit 10.1 to Form 10-K dated December 31, 1987).
*10.16 - The 1977 Stock Option Plan as amended and restated (filed as
Exhibit 10.2 to Form 10-K dated December 31, 1989).
*10.17 - Employment Agreement dated May 26, 1992 between the Company and Clark Johnson (filed as Exhibit 10.16 to Form 10-K dated December 31, 1992).
*10.18 - Engagement Contract between the Company and John B. Ashmun (filed as Exhibit 10.1 to Form 10-Q dated March 31, 1994).
 10.19 - Wainoco Deferred Compensation Plan dated October 29, 1993.
 10.20 - Wainoco Deferred Compensation Plan for Directors dated May 1,
1994.
  13.1 - Portions of the Company's 1994 Annual Report covering pages 12 through 16 and 18 through 36.
* 21.1 - Subsidiaries of the Registrant (filed as Exhibit 22.1 to Form 10-K dated December 31, 1992).
    23 - Consent of Arthur Andersen LLP.
    27 - Financial Data Schedule.

*Asterisk indicates exhibits incorporated by reference as shown.

(b)  Reports on Form 8-K
     No reports on Form 8-K have been filed by the Company during the fourth quarter of 1994.

(c)  Exhibits
     The Company's 1994 Annual Report is available upon request.
Shareholders of the Company may obtain a copy of any other exhibits to this Form 10-K at a charge of $.25 per page. Requests should be directed to:
       Mrs. Michal King
       Corporate Communications
       Wainoco Oil Corporation
       1200 Smith Street, Suite 2100
       Houston, Texas 77002-4367

(d)  Schedules
     Report of Independent Public Accountants on Financial Statement
Schedules:

To Wainoco Oil Corporation:
     We have audited in accordance with generally accepted auditing standards, the financial statements included in Wainoco Oil Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 21, 1995. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Houston, Texas
February 21, 1995



Wainoco Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
As of December 31,                                                       Schedule I
- -----------------------------------------------------------------------------------
(in thousands)

                                                                   1994      1993
                                                                 --------  --------
ASSETS
Current Assets:
     Cash and cash equivalents                                   $  2,102  $    498
     Receivables                                                    4,276     3,726
     Other current assets                                             326       145
                                                                 --------  --------
          Total current assets                                      6,704     4,369
                                                                 --------  --------
Property, Plant and Equipment, at cost -
     Oil and gas properties, on a full-cost basis                 151,184   148,717
     Furniture, fixtures and other                                    751       718
                                                                 --------  --------
                                                                  151,935   149,435
     Less - Accumulated depreciation,
       depletion and amortization                                 (83,489)  (77,078)
                                                                 --------  --------
                                                                   68,446    72,357
Investment in Subsidiaries                                        153,875   175,504
Other Assets                                                        5,136     5,268
                                                                 --------  --------
                                                                 $234,161  $257,498
                                                                 ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                            $  4,070  $  4,278
     Other accrued liabilities                                      6,146     6,172
                                                                 --------  --------
          Total current liabilities                                10,216    10,450
Deferred Income Taxes                                               1,718     1,598
Deferred Revenues and Other                                           535       936
Payable to Affiliated Companies                                    16,446    20,274
Long-Term Debt                                                    155,797   158,200

Shareholders' Equity                                               49,449    66,040
                                                                 --------  --------

                                                                 $234,161  $257,498
                                                                 ========  ========


The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and
Subsidiaries" are an integral part of these financial statements.


Wainoco Oil Corporation
Condensed Financial Information of Registrant
Statements of Operations
For the three years ended December 31,                                    Schedule I
- ------------------------------------------------------------------------------------
(in thousands)


                                                          1994      1993      1992
                                                        --------  --------  --------

Revenues:
     Oil and gas sales                                  $ 22,901  $ 21,250  $ 19,708
     Equity in earnings of subsidiaries                    1,122    16,599     9,149
     Other income                                          1,232       991       913
                                                        --------  --------  --------
                                                          25,255    38,840    29,770
                                                        --------  --------  --------
Costs and Expenses:
     Oil and gas operating costs                           5,672     5,326     5,117
     Selling and general expenses                          4,790     4,494     4,549
     Depreciation, depletion and amortization             10,407     9,347     9,307
                                                        --------  --------  --------
                                                          20,869    19,167    18,973
                                                        --------  --------  --------

Operating Income                                           4,386    19,673    10,797
Interest Expense, net                                     17,828    17,684    12,190
                                                        --------  --------  --------

Income (Loss) Before Income Taxes                        (13,442)    1,989    (1,393)
Provision (Benefit) for Income Taxes                        (835)     (515)     (415)
                                                        --------  --------  --------

Net Income (Loss)                                       $(12,607) $  2,504  $   (978)
                                                        ========  ========  ========


The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and
Subsidiaries" are an integral part of these financial statements.



Wainoco Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flow
For the three years ended December 31,                                    Schedule I
- ------------------------------------------------------------------------------------
(in thousands)


                                                          1994      1993      1992
                                                        --------  --------  --------

Operating Activities
     Net income (loss)                                  $(12,607) $  2,504  $   (978)
     Equity in earnings of subsidiaries                   (1,122)  (16,599)   (9,149)
     Depreciation, depletion and amortization             10,407     9,347     9,307
     Other                                                  (375)      591     3,488
                                                        --------  --------  --------
Net cash provided (used) by operating activities          (3,697)   (4,157)    2,668
                                                        --------  --------  --------

Investing Activities
     Additions to property, plant and equipment          (10,817)   (6,480)   (5,703)
     Proceeds from sale of property                          928       945       179
     Acquisition costs and other                          (1,233)      343     1,163
                                                        --------  --------  --------
Net cash used by investing activities                    (11,122)   (5,192)   (4,361)
                                                        --------  --------  --------
Financing Activities
     Long-term borrowings -
          Senior Notes                                         0         0   100,000
          Bank debt                                       10,664    18,700     2,200
     Repayments -
          Bank debt                                      (10,664)  (22,700)  (42,200)
          Debentures                                      (2,500)   (4,999)        0
     Common stock offering & commitments                       0    21,725         0
     Change in intercompany balances, net                 (3,829)  (13,665)  (54,063)
     Dividends paid to Parent                             22,750     9,860         0
     Other                                                    38       (20)   (4,115)
                                                        --------  --------  --------
Net cash provided by financing activities                 16,459     8,901     1,822
Effect of exchange rate changes on cash                      (36)     (215)     (233)
                                                        --------  --------  --------

Increase (decrease) in cash and cash equivalents           1,604      (663)     (104)
Cash and cash equivalents - beginning of period              498     1,162     1,266
                                                        --------  --------  --------
Cash and cash equivalents - end of period               $  2,102  $    499  $  1,162
                                                        ========  ========  ========


The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and
Subsidiaries" are an integral part of these financial statements.



Wainoco Oil Corporation
Notes to Condensed Financial Information of Registrant
December 31, 1994                                           Schedule I
- ----------------------------------------------------------------------


(1)  General

     The accompanying condensed financial statements of Wainoco Oil Corporation (Registrant) should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's 1994 Annual Report to Shareholders.

(2)  Oil and gas properties

     All of the Registrant's oil and gas properties are located in Canada. Information relating to the Registrant's oil and gas operations is disclosed in the "Notes to the Financial Statements of Wainoco Oil Corporation and Subsidiaries."

(3)  Long-term debt

     The components (in thousands) of long-term debt are as follows:

                                                   1994         1993
                                                 --------     --------
12% Senior Notes                                 $100,000     $100,000
7 3/4% Convertible Subordinated Debentures         46,000       46,000
10 3/4% Subordinated Debentures                     9,797       12,200
                                                 --------     --------
                                                 $155,797     $158,200
                                                 ========     ========

(4)  Five-year maturities of long-term debt

     The estimated five-year maturities of long-term debt are $2.5 million in 1996 and 1997 and $5.0 million in 1998.

(5)  Restructuring of operations

     Wainoco's subsidiary, Wainoco Oil & Gas Company, intends to cease oil and gas exploration activities in the United States and sell all of its United States oil and gas properties, except for its Conroe field and some minor properties. Information relating to the restructuring and sale are disclosed in the "Notes to Financial
Statements of Wainoco Oil Corporation and Subsidiaries."


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.


WAINOCO OIL CORPORATION



By:  /s/ James R. Gibbs
     James R. Gibbs
     President
     (chief executive officer)


Date:  February 21, 1995
- ----------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Wainoco Oil Corporation and in the capacities and on the date indicated.





/s/ James R. Gibbs                          /s/ Paul B. Loyd, Jr.
- ------------------------------              --------------------------
James R. Gibbs                              Paul B. Loyd, Jr.
President and Director                      Director
(chief executive officer)




/s/ Julie H. Edwards
- ------------------------------              --------------------------
Julie H. Edwards                            James S. Palmer
Senior Vice President - Finance             Director
and Chief Financial Officer
(principal financial officer)



/s/ George E. Aldrich                       /s/ Derek A. Price
- ------------------------------              --------------------------
George E. Aldrich                           Derek A. Price
Vice President - Controller                 Director
(principal accounting officer)




/s/ Douglas Y. Bech                         /s/ Carl W. Schafer
- ------------------------------              --------------------------
Douglas Y. Bech                             Carl W. Schafer
Director                                    Director


Date:  February 21, 1995