Form 10-Q
period 1995-03-31
WAINOCO OIL CORP
filed 1995-04-26
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549

                             FORM 10-Q



X Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

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


                             Not Applicable
                         ----------------------
        Former name, former address and former fiscal year, if
                      changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No . . .

Registrant's number of common shares outstanding as of April 24, 1995:
27,250,842




WAINOCO OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 1995


INDEX

                                                            Page

Part I - Financial Information

   Item 1. Financial Statements                               1

   Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     6

Part II - Other Information                                  11

Definition of Terms

mcf = one thousand cubic feet
mmcf = one million cubic feet
bbl = one barrel
bbls = barrels
bpd = one barrel per day
mbbls = one thousand barrels


PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share)

For the three months ended March 31,               1995        1994
                                                 --------    --------
Revenues:
     Refined products                            $ 67,942    $ 62,298
     Oil and gas sales                              7,698       9,398
     Other                                          1,708         510
                                                 --------    --------
                                                   77,348      72,206
                                                 --------    --------

Costs and Expenses:
     Refining operating costs                      69,607      53,664
     Oil and gas operating costs                    3,022       3,233
     Selling and general expenses                   3,083       2,987
     Depreciation, depletion and amortization       6,115       5,958
                                                 --------    --------
                                                   81,827      65,842
                                                 --------    --------

Operating Income (Loss)                            (4,479)      6,364
Interest Expense, Net                               5,081       5,061
                                                 --------    --------

Income (Loss) Before Income Taxes                  (9,560)      1,303
Provision (Benefit) for Income Taxes                   31        (172)
                                                 --------    --------

Net Income (Loss)                                $ (9,591)   $  1,475
                                                 ========    ========

Income (Loss) Per Share                          $   (.35)   $    .05
                                                 ========    ========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

March 31, 1995 and December 31, 1994                  1995        1994
                                                    --------    --------
ASSETS
Current Assets:
     Cash, including cash equivalents of
       $455 in 1995 and $467 in 1994                $  4,396    $  5,831
     Trade receivables                                18,143      17,990
     Joint operators and other receivables             2,485       3,209
     Inventory of crude oil, products and other       27,805      23,618
     Other current assets                              1,019       1,129
                                                    --------    --------
          Total current assets                        53,848      51,777
                                                    --------    --------
Property and Equipment, at cost:
     Oil and gas properties, on a full-cost basis    451,388     454,559
     Refinery and pipeline                           134,462     132,872
     Furniture, fixtures and other equipment           5,349       5,505
                                                    --------    --------
                                                     591,199     592,936
     Less - Accumulated depreciation, depletion
       and amortization                              378,483     372,937
                                                    --------    --------
                                                     212,716     219,999

Other Assets                                           5,751       5,760
                                                    --------    --------

                                                    $272,315    $277,536
                                                    ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                               $ 35,881    $ 32,991
     Oil and gas proceeds payable                      2,651       3,421
     Accrued interest                                  3,750       5,602
     Accrued turnaround cost                           1,865       2,245
     Other accrued liabilities                         4,273       5,986
                                                    --------    --------
          Total current liabilities                   48,420      50,245
                                                    --------    --------

Long-Term Debt, net of current maturities:
     Revolving credit facilities                      19,600      15,000
     12% Senior Notes                                100,000     100,000
     7 3/4% Convertible Subordinated Debentures       46,000      46,000
     10 3/4% Subordinated Debentures                   9,814       9,797
                                                    --------    --------
                                                     175,414     170,797
                                                    --------    --------

Deferred Credits and Other                             6,025       4,627

Deferred Income Taxes                                  2,418       2,418

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $100 par value, 500,000
       shares authorized, no shares issued                 0           0
     Common stock, no par, 50,000,000 shares
       authorized, 27,310,842 shares issued
       in 1995 and 1994                               57,172      57,172
     Paid-in capital                                  81,758      81,758
     Retained earnings (deficit)                     (88,495)    (78,904)
     Cumulative translation adjustment               (10,127)    (10,307)
     Treasury stock, 60,000 shares                      (270)       (270)
                                                    --------    --------

          Total Shareholders' Equity                  40,038      49,449
                                                    --------    --------

                                                    $272,315    $277,536
                                                    ========    ========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the three months ended March 31,                  1995        1994
                                                    --------    --------
OPERATING ACTIVITIES
Net income (loss)                                   $ (9,591)   $  1,475
Depreciation, depletion and amortization               6,115       5,958
Deferred credits and other                               830        (281)
                                                    --------    --------
                                                      (2,646)      7,152
Change in working capital from operations             (3,544)     (6,317)
                                                    --------    --------
     Net cash provided by (used in)
       operating activities                           (6,190)        835

INVESTING ACTIVITIES
Additions to property and equipment                   (6,454)     (7,910)
Sales of oil and gas properties                        7,018         803
Net cash distributed as operator of properties          (354)     (1,049)
                                                    --------    --------
     Net cash provided by (used in)
       investing activities                              210      (8,156)

FINANCING ACTIVITIES
Long-term bank borrowings                              5,100       8,300
Payments of long-term bank debt                         (500)     (3,000)
Other                                                    (41)        268
                                                    --------    --------
     Net cash provided by financing activities         4,559       5,568

Effect of exchange rate changes on cash                  (14)         17
                                                    --------    --------

Decrease in Cash and Cash Equivalents                 (1,435)     (1,736)
Cash and Cash Equivalents, beginning of period         5,831       3,770
                                                    --------    --------
Cash and Cash Equivalents, end of period            $  4,396    $  2,034
                                                    ========    ========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 1995
(Unaudited)

1.  Financial statement presentation and earnings per share

Financial statement presentation
     The condensed consolidated financial statements include the accounts of Wainoco Oil Corporation, a Wyoming Corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc. ("Frontier" or the "Refinery") and Wainoco Oil & Gas Company, collectively referred to as Wainoco or the Company. These financial statements have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Wainoco believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in Wainoco's annual report on Form 10-K for the year ended December 31, 1994.

Earnings per share
     Primary and fully diluted earnings per share have been computed on the weighted average number of common shares outstanding and assume the exercise of stock option shares for the three months ended March 31, 1994. The effect of dilution for the fully diluted computation was immaterial.
No effect was given for the addition of dilutive stock options for the three months ended March 31, 1995 as a loss was incurred. The primary and fully diluted average shares outstanding for the three months ended March 31, 1995 and 1994 were 27,250,842 and 27,330,353, respectively.

2.  Schedule of major components of inventory

                                             March 31,     December 31,
                                               1995            1994
                                           ------------    ------------
                                                  (in thousands)
Crude oil                                  $      6,520    $      6,135
Unfinished products                               6,840           3,489
Finished products                                 8,218           7,737
Chemicals and in-transit inventory                1,210           1,277
Repairs and maintenance supplies and other        5,017           4,980
                                           ------------    ------------
                                           $     27,805    $     23,618
                                           ============    ============

3.  Accounting policy for oil and gas properties

     Wainoco follows the accounting policy (commonly referred to as "full-cost" accounting) of capitalizing costs incurred in the acquisition, exploration and development of oil and gas reserves. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except for significant transactions.
     Wainoco computes the provision for depreciation, depletion and amortization (DD&A) of oil and gas properties, by country, on a quarterly basis using the composite unit-of-production method based on future gross revenue attributable to proved reserves.
     Capitalized oil and gas property costs, by country, are limited to the present value of future net income from estimated production of proved oil and gas reserves discounted at 10%, plus the value of unproved properties.
     As of March 31, 1995, price declines for oil and gas resulted in Canadian oil and gas property costs exceeding the limitation. However, subsequent higher pricing was used to reevaluate proved oil and gas reserves, and an additional provision for DD&A was not necessary. A downward revision in the present value of future net income, the result of future price declines, might require Wainoco to provide additional provisions for DD&A in future periods.

4.  Restructuring of operations

     In the fourth quarter of 1994, Wainoco accrued a loss for the sale of its United States oil and gas producing properties, except for its Conroe field reserves and some minor properties which were not anticipated to be sold. Cash proceeds from the sale of $6.2 million were received during the first quarter of 1995. The remaining property sales are anticipated to be closed during the second quarter of 1995 and net proceeds of approximately $6.6 million will be received.
     The following presents the revenues, lease operating expense, DD&A and sales volumes recorded for the three months ended March 31, 1995 for United States oil and gas producing properties which the Company intends to sell. The revenues, lease operating expense and DD&A related to these properties will be recorded until the sales are closed.


                                           March 31
                                             1995
                                           --------
Financial Information (in thousands)
     Revenues                              $  2,057
     Lease operating expense                    947
     DD&A                                       979

Production Volumes
     Oil (bbls)                              95,000
     Gas (mmcf)                                 343


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Three months ended March 31, 1995 compared with the same period in 1994


     The Company had a net loss for the three months ended March 31, 1995 of $9,591,000, or $.35 per share, compared to net income of $1,475,000, or $.05 per share, for the same period in 1994.
     Revenues increased 7% as compared to the same period in 1994, primarily the result of refined products revenues increasing 9%. The increase in refined product revenues results from a $1.58 per barrel increase in average product sales prices, primarily reflecting an increase in the cost of crude oil.
     Refining operating income decreased $9,631,000 for the three months ended March 31, 1995 due to extremely poor margins on light refined products, primarily gasoline and diesel. The first quarter 1995 refined product spread was $3.26 per barrel compared with $6.54 per barrel for the same period in 1994. Mild winter weather causing excessive inventory levels of distillate fuels and a general cyclical downturn caused nationwide refinery margins to be the lowest in several years.
     Yields of gasoline and distillate were down by 3% and 11%, respectively, from the same period in 1994. On February 21, 1995, a distributor's natural gas pipeline near the refinery developed a leak which caused underground migration of the gas and a subsequent explosion in the electrical area of the Refinery's diesel hydrotreating unit. All refinery units, with the exception of the delayed coking unit, were impacted by the electrical interruption and subsequent repairs. The diesel hydrotreater was down 18 days causing a decline in distillate yields. The repair cost for the utility incident totaled $1.2 million in the first quarter of 1995 and is included in operating expenses. We are aggressively pursuing the responsible utility company for reimbursement of physical damages and lost refining throughput. Refining material costs increased 38% per barrel in 1995 due to higher crude oil prices. Crude oil costs averaged $4.42 per barrel higher in 1995 than 1994. The sweet/sour spread declined to $3.21 in 1995 from $3.99 per barrel for the same period in 1994, a result of the increased competition for heavy crude oils.
     Oil and gas revenues decreased 18% primarily the result of a 30% decrease in gas sales as the average price for natural gas declined 37% to $.98/mcf from $1.55/mcf. In response to the significant decline in gas prices in 1995, the Company curtailed Canadian gas production by approximately 4 mmcf per day in February and 5 mmcf per day in March while continuing to supply certain existing purchasers by acquiring like replacement gas volumes in the spot market. Canadian oil sales increased 35% primarily a result of a 36% average oil price increase.
     Oil and gas operating costs decreased 7% in the first three months of 1995. In Canada, operating costs increased 8% due to placing newly discovered areas on stream and the adding compression at various mature areas to maintain or increase gas production levels, subsequent to March 31, 1994. This increase was offset by reduced activity associated with ceasing certain United States oil and gas activities.
     Depreciation, depletion and amortization increased 3% in the 1995 three-month period as compared to the same period in 1994. As a percentage of oil and gas sales, the oil and gas DD&A rate increased to 52% in the first quarter of 1995 from 43% in the prior year's first quarter, primarily the impact of the lower average gas sales prices received during the first quarter of 1995 compared with the prior year first quarter.
     Other income for the first quarter of 1995 includes $856,000 received in settlement of a contract dispute.
     The provision for income taxes increased as the Alberta Royalty Tax Credit is currently classified as oil and gas revenue whereas it was classified as a tax benefit in prior years. The credits were $154,000 and $202,000 during the first quarters of 1995 and 1994, respectively.

OPERATING EARNINGS BY SEGMENT

     The following (in thousands) presents the operating income (loss) by operating segment, by country for the three months ended March 31, 1995 and 1994. Operating income (loss) is income (loss) before net interest expense and provision for income taxes and does not include unallocated net corporate expenses of $622,000 and $661,000 in the three months ended March 31, 1995 and 1994, respectively.


                                                             Oil and Gas
                                                     Exploration and Production
                                                   ------------------------------
                                                    United
                                        Refining    States     Canada     Total
                                        --------   --------   --------   --------
Three Months Ended March 31,
1995 - Operating margin                 $   (548)  $  1,789   $  3,478   $  5,267
          Selling and general expenses     1,214        613        634      1,247
          Depreciation, depletion
            and amortization               2,053      1,470      2,592      4,062
                                        --------   --------   --------   --------
               Operating income (loss)  $ (3,815)  $   (294)  $    252   $    (42)
                                        ========   ========   ========   ========

1994 - Operating margin                 $  8,779   $  1,633   $  4,897   $  6,530
          Selling and general expenses     1,128        593        605      1,198
          Depreciation, depletion
            and amortization               1,835      1,653      2,470      4,123
                                        --------   --------   --------   --------
               Operating income (loss)  $  5,816   $   (613)  $  1,822   $  1,209
                                        ========   ========   ========   ========



     Wainoco is in the process of selling all of its United States oil and gas properties, except for its Conroe field reserves and other certain minor properties. The operating margins for United States properties to be retained for the three months ended March 31, 1995 and 1994 are $504,000 and $223,000, respectively. Depreciation, depletion and amortization applicable to retained properties is estimated to be $470,000 and $348,000 for the three months ended March 31, 1995 and 1994.
     Additionally, the Company capitalized general and administrative expenses of $1.7 million in 1994 as United States exploration overhead, whereas in 1995, no general and administrative costs associated with exploration overhead will be incurred. Upon completion of the sale of the United States properties, Company wide general and administrative expenses should be reduced by approximately $1.1 million on an annual basis as a result of restructuring of operations primarily resulting from the sale of the United States oil and gas properties.


REFINING OPERATING STATISTICAL INFORMATION

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 1995        1994
                                               --------    --------
Raw material input (bpd)
     Sweet crude                                  4,990       6,885
     Sour crude                                  26,638      24,904
     Other feed and blend stocks                  4,853       4,653
                                               --------    --------
          Total                                  36,481      36,442

Manufactured product yields (bpd)
     Gasoline                                    15,620      16,029
     Distillates                                 11,430      12,860
     Asphalt and other                            8,114       6,210
                                               --------    --------
          Total                                  35,164      35,099

Total product sales (bpd)
     Gasoline                                    19,379      18,573
     Distillates                                 11,729      12,258
     Asphalt and other                            4,978       4,954
                                               --------    --------
          Total                                  36,086      35,785

Operating margin information (per sales bbl)
     Average sales price                       $  20.92    $  19.34
     Material costs
       (under FIFO inventory accounting)          17.66       12.80
                                               --------    --------
          Product spread                           3.26        6.54
     Operating expenses excluding depreciation     3.77        3.87
     Depreciation                                   .61         .55
                                               --------    --------
          Operating margin                     $  (1.12)   $   2.12

Manufactured product margin
  before depreciation (per bbl)                $   (.52)   $   2.68

Purchase product margin
  (per purchased product bbl)                  $   (.23)   $      0

Sweet/sour spread (per bbl)                    $   3.21    $   3.99

Average sales price (per sales bbl)
     Gasoline                                  $  23.27    $  21.72
     Distillates                                  21.87       20.90
     Asphalts and other                            9.52        6.56





OIL AND GAS EXPLORATION AND PRODUCTION STATISTICAL INFORMATION


                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 1995        1994
                                               --------    --------

Revenue (in thousands)
     Net oil and condensate sales
          Canada                               $    844    $    624
          United States                           2,602       2,151
                                               --------    --------
                                                  3,446       2,775
                                               --------    --------
     Net gas sales
          Canada                                  3,706       5,301
          United States                             546       1,322
                                               --------    --------
                                                  4,252       6,623
                                               --------    --------
                                               $  7,698    $  9,398
                                               ========    ========
Production
     Net oil and condensate (bbls)
          Canada                                 60,000      60,000
          United States                         163,000     172,000
                                               --------    --------
                                                223,000     232,000
                                               ========    ========
     Net gas (mmcf)
          Canada                                  4,004       3,677
          United States                             346         607
                                               --------    --------
                                                  4,350       4,284
                                               ========    ========

Price
     Average oil and condensate sales (per bbl)
     before deduction for production taxes
          Canada                               $  14.04    $  10.36
          United States                           15.92       12.52
          Weighted average                        15.42       11.96

     Average gas sales (per mcf) before
     deduction for production taxes
          Canada                               $    .93    $   1.44
          United States                            1.58        2.18
          Weighted average                          .98        1.55


     Wainoco is in the process of selling all of its United States oil and gas properties, except for its Conroe field reserves and certain other minor properties. The revenues and production for the three months ended March 31, 1994 and 1995 related to the United States properties to be retained are as follows:


                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 1995        1994
                                               --------    --------
Revenues (in thousands)
     Net oil and condensate sales                 1,106         736
     Net gas sales                                    4           9

Production
     Net oil and condensate (bbls)               68,000      53,000
     Net gas (mmcf)                                   3           6

Price
     Average oil and condensate sales (per bbl)
       before deduction for production taxes   $  16.22    $  13.78
     Average gas sales (per mcf) before
       deduction for production taxes              1.23        1.74


LIQUIDITY AND CAPITAL RESOURCES

     During the first quarter of 1995, $6,190,000 of cash flows were used in operating activities primarily by the Refinery operations. These cash flows were provided primarily by net bank borrowing of $4,600,000 under the Frontier line of credit. During the first quarter of 1994, $835,000 of cash flows were provided by operating activities reflecting the stronger 1994 operating results. During the first quarter 1994, the Company incurred net bank borrowings of $5,300,000.
     At March 31, 1995, the Company had $27,300,000 available under its oil and gas lines of credit and $10,400,000 under the Frontier line of credit. The Company had working capital of $5,428,000 at March 31, 1995 compared with $1,532,000 at March 31, 1994. The estimated five-year maturities of long-term debt are $2,500,000 in 1996 and 1997 and $5,000,000 in 1998 assuming that the oil and gas reserve-based credit facilities are extended.
     Effective March 31, 1995, the Company and its reserve-based lenders entered into amendments to its U.S. and Canadian credit facilities which extended the revolving period of those facilities from December 31, 1995 to December 31, 1996. The amended term-loan period begins March 31, 1997 and was shortened from five to four years. Additionally, based on discussions with its banks, the Company expects that by the end of April, 1995, it will receive revised borrowing base amounts of C$33 million and $4 million for its Canadian and U.S. facilities, respectively.
     Investing activities include proceeds from the sale of oil and gas producing properties of $7,018,000 for the three months ended March 31, 1995. Additions to property and equipment in the first quarter decreased $1,456,000 from the first quarter in 1994 primarily the result of reduced capital requirements at the Refinery. Capital expenditures of approximately $18,300,000 are currently budgeted for 1995, of which $5,758,000 had been accrued as of March 31, 1995.
     In conjunction with the Company's intent to cease all exploration in the United States and to sell certain of its United States oil and gas assets, exploration and development activities are now focused in Canada. Canadian accrued capital expenditures increased from $1,662,000 in the first quarter of 1994 to $3,911,000 in the first quarter of 1995. This increased activity includes increased drilling, seismic exploration and land acquisition.

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

         Exhibit
            27 - Financial Data Schedule


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WAINOCO OIL CORPORATION




By:  /s/George E. Aldrich
     --------------------
     George E. Aldrich
     Vice President - Controller


Date:  April 26, 1995