Form 10-Q
period 1995-06-30
WAINOCO OIL CORP
filed 1995-08-03
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q



X     Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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


                          Not Applicable
     ---------------------------------------------------
    Former name, former address and former fiscal year, if
                  changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No . . .

Registrant's number of common shares outstanding as of July 28, 1995:
27,256,002



WAINOCO OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 1995


INDEX

                                                                     Page

Part I - Financial Information

   Item 1. Financial Statements                                         1

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         6

Part II - Other Information                                            13



Definitions of Terms

mcf = one thousand cubic feet
mmcf = one million cubic feet
mmcfpd = one million cubic feet per day
bbl(s) = barrel(s)
bpd = one barrel per day
mbbls = one thousand barrels
mmcfe = one million cubic feet equivalent

Equivalent information is based on British Thermal Units at a ratio of six mcf of natural gas to one bbl of oil. All dollar amounts are expressed in United States dollars unless otherwise indicated as Canadian dollars (C$).

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share)


                                               Six Months Ended   Three Months Ended
                                                   June 30             June 30
                                                1995      1994      1995      1994
                                              --------  --------  --------  --------
Revenues:
   Refined products                           $156,960  $142,046  $ 89,018  $ 79,748
   Oil and gas sales                            14,280    19,820     6,582    10,422
   Other                                         6,474       930     4,766       420
                                              --------  --------  --------  --------
                                               177,714   162,796   100,366    90,590
                                              --------  --------  --------  --------

Costs and Expenses:
   Refining operating costs                    153,516   124,654    83,909    70,990
   Oil and gas operating costs                   5,426     6,375     2,404     3,142
   Selling and general expenses                  5,786     5,848     2,703     2,861
   Depreciation, depletion and amortization     11,384    12,590     5,269     6,632
                                              --------  --------  --------  --------
                                               176,112   149,467    94,285    83,625
                                              --------  --------  --------  --------

Operating Income                                 1,602    13,329     6,081     6,965
Interest Expense, Net                           10,071    10,241     4,990     5,180
                                              --------  --------  --------  --------

Income (Loss) Before Income Taxes               (8,469)    3,088     1,091     1,785
Provision (Benefit) for Income Taxes                68      (388)       37      (216)
                                              --------  --------  --------  --------
Net Income (Loss)                             $ (8,537) $  3,476  $  1,054  $  2,001
                                              ========  ========  ========  ========

Income (Loss) Per Share                       $   (.31) $    .13  $    .04  $    .07
                                              ========  ========  ========  ========



The accompanying notes are an integral part of these financial statements.

WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

June 30, 1995 and December 31, 1994                                  1995     1994
- ------------------------------------                              --------  --------
ASSETS
Current Assets:
   Cash, including cash equivalents of
      $295 in 1995 and $467 in 1994                               $  3,411  $  5,831
   Trade receivables                                                18,722    17,990
   Joint operators and other receivables                             2,505     3,209
   Inventory of crude oil, products and other                       24,270    23,618
   Other current assets                                                862     1,129
                                                                  --------  --------
      Total current assets                                          49,770    51,777
                                                                  --------  --------
Property and Equipment, at cost:
   Oil and gas properties, on a full-cost basis                    214,358   454,559
   Refinery and pipeline                                           135,621   132,872
   Furniture, fixtures and other equipment                           5,388     5,505
                                                                  --------  --------
                                                                   355,367   592,936
   Less - Accumulated depreciation, depletion and amortization     150,470   372,937
                                                                  --------  --------
                                                                   204,897   219,999
Other Assets                                                         5,587     5,760
                                                                  --------  --------

                                                                  $260,254  $277,536
                                                                  ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                               $ 31,499  $ 32,991
   Oil and gas proceeds payable                                      3,026     3,421
   Accrued interest                                                  5,587     5,602
   Accrued turnaround cost                                           1,722     2,245
   Accrued liabilities and other                                     4,343     5,986
                                                                  --------  --------
      Total current liabilities                                     46,177    50,245
                                                                  --------  --------

Long-Term Debt
   Revolving credit facilities                                       7,300    15,000
   12% Senior Notes                                                100,000   100,000
   7 3/4% Convertible Subordinated Debentures                       46,000    46,000
   10 3/4% Subordinated Debentures                                   9,831     9,797
                                                                  --------  --------
                                                                   163,131   170,797
                                                                  --------  --------

Deferred Credits and Other                                           6,016     4,627

Deferred Income Taxes                                                2,418     2,418

Commitments and Contingencies

Shareholders' Equity:
   Preferred stock, $100 par value, 500,000 shares authorized,
      no shares issued                                                   0         0
   Common stock, no par, 50,000,000 shares authorized,
      27,313,502 shares and 27,310,842 shares issued in
      1995 and 1994, respectively                                   57,172    57,172
   Paid-in capital                                                  81,767    81,758
   Retained earnings (deficit)                                     (87,441)  (78,904)
   Cumulative translation adjustment                                (8,727)  (10,307)
   Treasury stock, 57,500 and 60,000 shares
      in 1995 and 1994, respectively                                  (259)     (270)
                                                                  --------  --------
      Total Shareholders' Equity                                    42,512    49,449
                                                                  --------  --------

                                                                  $260,254  $277,536
                                                                  ========  ========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the six months ended June 30,                                   1995      1994
- --------------------------------                                  --------  --------
OPERATING ACTIVITIES
Net income (loss)                                                 $ (8,537) $  3,476
Depreciation, depletion and amortization                            11,384    12,590
Gain on sale of interest in gas marketing company                   (1,780)        0
Deferred credits and other                                             547      (960)
                                                                  --------  --------
                                                                     1,614    15,106
Change in working capital from operations                             (224)   (5,108)
                                                                  --------  --------
   Net cash provided by operating activities                         1,390     9,998

INVESTING ACTIVITIES
Additions to property and equipment                                (11,287)  (13,919)
Sales of oil and gas properties                                     13,761       810
Sale of interest in gas marketing company                            1,824         0
Net cash distributed as operator of properties and other               (93)     (247)
                                                                  --------  --------
   Net cash (used in) provided by investing activities               4,205   (13,356)

FINANCING ACTIVITIES
Long-term bank borrowings                                           26,300    11,264
Payments of long-term bank debt                                    (34,000)   (7,664)
Other                                                                 (254)     (144)
                                                                  --------  --------
   Net cash provided by financing activities                        (7,954)    3,456

Effect of exchange rate changes on cash                                (61)        0
                                                                  --------  --------

Increase (Decrease) in Cash and Cash Equivalents                    (2,420)       98
Cash and Cash Equivalents, beginning of period                       5,831     3,770
                                                                  --------  --------
Cash and Cash Equivalents, end of period                          $  3,411  $  3,868
                                                                  ========  ========

The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 1995
(Unaudited)

1.   Financial statement presentation and earnings per share

Financial statement presentation
     The condensed consolidated financial statements include the accounts of Wainoco Oil Corporation, a Wyoming Corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc. (Frontier) and Wainoco Oil & Gas Company, collectively referred to as Wainoco or the Company. These financial statements have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Wainoco believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in Wainoco's annual report on Form 10-K for the year ended December 31, 1994.

Earnings per share

     Primary and fully diluted earnings per share have been computed on the weighted average number of common shares outstanding and assume the exercise of stock option shares for the three months ended June 30, 1995 and the three months and six months ended June 30, 1994. The effect of dilution for the fully diluted computation was immaterial. No effect was given for the addition of dilutive stock options for the six months ended June 30, 1995 as a loss was incurred. The primary and fully diluted average shares outstanding for the three months and six months ended June 30, 1995 were 27,319,328 and 27,251,760 and in 1994 were 27,404,724 and
27,367,539, respectively.

2.   Schedule of major components of inventory

                                                    June 30,     December 31,
                                                      1995           1994
                                                  ------------   ------------
                                                       (in thousands)
Crude oil and raw materials                        $  3,385        $  6,135
Unfinished products                                   4,169           3,489
Finished products                                    10,234           7,737
Chemicals and in-transit inventory                    1,110           1,277
Repairs and maintenance supplies and other            5,372           4,980
                                                   --------        --------
                                                   $ 24,270        $ 23,618
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

4.   Restructuring of operations

     In the second quarter, Wainoco closed the last of the anticipated sales of United States properties realizing proceeds of $12,908,000. A loss was accrued for these sales in the fourth quarter of 1994. The sale of the Conroe field is not contemplated.
     Wainoco recorded income from these properties until the property sales were closed. During the six months and three months ended June 30, 1995, the Company recorded the following for the properties sold:


                                                           June 30, 1995
                                               --------------------------------------
                                                Six Months Ended   Three Months Ended
                                               ------------------  ------------------
Financial information (in thousands)
     Oil and gas revenue                            $  2,733             $    695
     Operating costs                                   1,394                  448
     DD&A                                              1,173                  194

Production volumes
     Oil (bbls)                                      119,000               24,000
     Gas (mmcf)                                          489                  146


5.   Nonrecurring transactions

     In the first quarter of 1995 the Company received $856,000 in settlement of a Frontier contract dispute. During the second quarter of 1995 the Company's Canadian operations sold its 9.9% interest in a Canadian gas marketing company for a net gain of $1,780,000. Additionally, during the second quarter of 1995 the Company's United States oil and gas operations recorded $2,206,000 resulting from the settlement of a breach of contract claim against a former gas purchaser. All such amounts have been classified as other revenues in the Consolidated Statement of Operations.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
Six months ended June 30, 1995 compared with the same period in 1994

     A 37% decrease in refined product spread caused a significant decrease in refining operating results. This resulted in the Company incurring a net loss for the six months ended June 30, 1995 of $8,537,000, or $.31 per share, compared to net income of $3,476,000, or $.13 per share, for the same period in 1994.
     Refining operating income decreased $13,111,000 to a refining operating loss of $1,377,000 for the six months ended June 30, 1995 due to extremely poor margins on light refined products, primarily gasoline and diesel. During the first half of 1995, refined product spread was $3.83 per barrel compared with $6.07 per barrel for the same period in 1994.
Mild winter weather caused excessive nationwide inventory levels of distillate fuels. Further, nationwide refinery margins in the first quarter of 1995 were the lowest in several years. Although second quarter margins improved, continued high refinery output nationwide and increased product pipeline deliveries into Frontier's marketing area, kept margins lower than in 1994.
     Refined product revenues increased 10% resulting from a 7% increase in average product sales prices, primarily reflecting an increase in the cost of crude oil, and a 3% increase in sales volumes. During the first quarter of 1995, Frontier settled a contract dispute for $856,000 which is included in other revenues.
     Crude oil input averaged 34,410 barrels per day, a 5% increase from 1994 with yields of gasoline and distillate up by 7% and 3%, respectively. The sweet/sour spread declined to $3.04 per barrel in 1995 from $3.79 per barrel for the same period in 1994, a result of the increased competition for heavy crude oils. Refining material costs increased 25% per barrel in 1995 due to higher crude oil prices. Refining operating expenses decreased 5% per barrel reflecting the increase in product sales.
     On February 21, 1995, a distributor's natural gas pipeline near the refinery developed a leak which caused underground migration of the gas and a subsequent explosion in the electrical area of the diesel hydrotreating unit. All units, with the exception of the delayed coking unit, were impacted by the electrical interruption and subsequent repairs. The diesel hydrotreater was down 18 days causing lower distillate yields than otherwise achievable. The repair cost for the utility incident totaled $1.2 million in the first quarter of 1995 and is included in operating expenses. We are aggressively pursuing the responsible party for reimbursement of physical damages and lost throughput.
     Oil and gas exploration and production segment operating income increased $1,318,000 to $4,225,000 during the first six months of 1995 compared to the prior year period. Excluding the impact of the gain on the sale of Canada's interest in a gas marketing company and the contract settlement gain in the United States, segment income decreased $2,672,000. The decrease in segment operating income primarily results from lower gas prices.
     Canadian oil and gas revenues decreased 22% primarily the result of a 30% decrease in gas sales as the average price for natural gas declined 37% to $.89/mcf from $1.42/mcf in the prior year period. In response to the significant decline in gas prices in 1995, the Company curtailed Canadian gas production by approximately 4 mmcfpd in February and 5 mmcfpd in March while continuing to supply certain existing purchasers by acquiring like replacement gas volumes in the spot market. Canadian oil sales increased 34% as a result of a 25% average oil price increase and an 8% increase in production volume. In Canada, operating costs increased 5% due to placing newly discovered areas on stream and adding compression at various mature areas to maintain or increase gas production levels, subsequent to June 30, 1994.
     Canadian depreciation, depletion and amortization (DD&A) increased slightly in the 1995 first half period as compared to the same period in 1994. However, as a percentage of oil and gas sales, the Canadian oil and gas DD&A rate increased to 54% from 41%, primarily due to the impact of the lower 1995 gas prices.
     United States oil and gas exploration and production operations have been significantly curtailed through sales of producing properties. Excluding the revenues and operating costs applicable to properties sold and the contract settlement gain, the first half 1995 operating margin would have been $1,096,000 compared to $653,000 (pro forma results of properties retained) in the 1994 first half period. This increase results from both higher oil prices and volumes at the Conroe field.
     The provision for income taxes increased as the Alberta Royalty Tax Credit (ARTC), beginning in 1995, is classified as oil and gas revenue whereas it was classified as a tax benefit in prior years. The credits were $307,000 and $501,000 during the first six months of 1995 and 1994, respectively.

Three months ended June 30, 1995 compared with the same period in 1994

     The Company had net income for the three months ended June 30, 1995 of $1,054,000, or $.04 per share, compared to net income of $2,001,000, or $.07 per share, for the same period in 1994.
     Revenues increased 11% as compared to the same period in 1994, primarily the result of refined product revenues increasing 12%. The increase in refined product revenues results from a 6% increase in average product sales prices, primarily reflecting an increase in the cost of crude oil, and a 5% increase in sales volumes.
     Refining operating income decreased $3,480,000 to $2,438,000 for the three months ended June 30, 1995. This decrease is the result of the refined product spread decreasing to $4.32 per barrel in 1995 as compared to $5.64 in 1994. Although refined product margins improved in the second quarter of 1995 from the first quarter, they were still lower than the second quarter of 1994. Increased product availability in Frontier's market areas kept continued downward pressure on wholesale product prices. High nationwide refinery output and increased deliveries from product pipelines into our marketing area kept margins lower. The pressure on margins in our marketing area has continued into the second half of 1995.
     Frontier's operating performance continues to improve as crude oil input averaged 37,163 bpd, a 10% increase from 1994 with yields of gasoline and distillate up by 18% and 17%, respectively. Refining material costs increased 16% per barrel in 1995 due to higher crude oil prices. Refinery operating expenses decreased 8% per barrel reflecting the increase in product sales. The sweet/sour spread declined to $2.86 in 1995 from $3.59 per barrel for the same period in 1994, a result of the increased competition for heavy crude oils.
     Oil and gas exploration and production segment operating income increased $2,569,000 to $4,267,000 during the second quarter of 1995 compared to the prior year period. Excluding the impact of the gain on the sale of Canada's interest in a gas marketing company and the contract settlement gain in the United States, segment income decreased $1,417,000. The decrease in segment operating income primarily results from lower gas prices.
     Canadian oil and gas revenues decreased 22% compared to the prior year second quarter primarily the result of a 30% decrease in gas sales as the average price for natural gas declined 38% to $.86/mcf from $1.39/mcf in the prior year period. Canadian oil sales increased 34% a result of a 15% average oil price increase and an 16% increase in production volume.
     Canadian depreciation, depletion and amortization increased slightly in the 1995 second quarter period as compared to the same period in 1994. However, as a percentage of oil and gas sales, the Canadian oil and gas DD&A rate increased to 51% from 40%, primarily the impact of the lower second quarter 1995 gas prices.
     United States oil and gas exploration and production operations have been significantly curtailed through sales of producing properties. Excluding the revenues and operating costs applicable to properties sold and the contract settlement gain, the second quarter 1995 operating margin would have been $592,000 compared to $429,000 (pro forma results of properties retained) in the 1994 second quarter. This increase results from both higher oil prices and volumes at the Conroe field, the only significant property retained.
     The provision for income taxes increased as the Alberta Royalty Tax Credit, beginning in 1995, is classified as oil and gas revenue whereas it was classified as a tax benefit in prior years. The credits were $153,000 and $251,000 during the first quarters of 1995 and 1994, respectively.


OPERATING EARNINGS BY SEGMENT

     The following (in thousands) presents the operating income (loss) by operating segment, by country for the six months and three months ended June 30, 1995 and 1994. Operating income (loss) is income (loss) before net interest expense and provision for income taxes and does not include unallocated net corporate expense of $1,246,000 and $1,312,000 in the six months ended June 30, 1995 and 1994, respectively, and $624,000 and $651,000 in the three months ended June 30, 1995 and 1994, respectively.

                                                          Oil and Gas
                                                     Exploration and Production
                                                    ----------------------------
                                                     United
                                                     States
                                          Refining  and Other  Canada    Total
                                          --------  --------  --------  --------
Six Months Ended June 30,
1995 - Operating margin                   $  5,110  $  4,831  $  8,831  $ 13,662
         Selling and general expenses        2,344     1,060     1,136     2,196
         Depreciation, depletion
           and amortization                  4,143     2,231     5,010     7,241
                                          --------  --------  --------  --------
             Operating income (loss)      $ (1,377) $  1,540  $  2,685  $  4,225
                                          ========  ========  ========  ========


1994 - Operating margin                   $ 17,681  $  4,246  $  9,840  $ 14,086
         Selling and general expenses        2,248     1,077     1,211     2,288
         Depreciation, depletion
           and amortization                  3,699     3,983     4,908     8,891
                                          --------  --------  --------  --------
             Operating income (loss)      $ 11,734  $   (814) $  3,721  $  2,907
                                          ========  ========  ========  ========

                                                          Oil and Gas
                                                     Exploration and Production
                                                    ----------------------------
                                                     United
                                                     States
                                          Refining  and Other  Canada    Total
                                          --------  --------  --------  --------
Three Months Ended June 30,
1995 - Operating margin                   $  5,658  $  3,042  $  5,353  $  8,395
         Selling and general expenses        1,130       447       502       949
         Depreciation, depletion
           and amortization                  2,090       761     2,418     3,179
                                          --------  --------  --------  --------
             Operating income             $  2,438  $  1,834  $  2,433  $  4,267
                                          ========  ========  ========  ========


1994 - Operating margin                   $  8,902  $  2,613  $  4,943  $  7,556
         Selling and general expenses        1,120       484       606     1,090
         Depreciation, depletion
           and amortization                  1,864     2,330     2,438     4,768
                                          --------  --------  --------  --------
             Operating income (loss)      $  5,918  $   (201) $  1,899  $  1,698
                                          ========  ========  ========  ========


REFINING OPERATING STATISTICAL INFORMATION

                                                  Six Months Ended   Three Months Ended
                                                      June 30             June 30
                                                 ------------------  ------------------
                                                   1995      1994      1995      1994
                                                 --------  --------  --------  --------
Raw material input (bpd)
   Sweet crude                                      5,631     6,815     6,265     6,746
   Sour crude                                      28,779    25,941    30,898    26,967
   Other feed and blend stocks                      5,047     3,530     5,239     2,420
                                                 --------  --------  --------  --------
      Total                                        39,457    36,286    42,402    36,133

Manufactured product yields (bpd)
   Gasoline                                        17,061    15,875    18,485    15,723
   Distillates                                     13,513    13,094    15,573    13,325
   Asphalt and other                                7,430     5,812     6,754     5,418
                                                 --------  --------  --------  --------
      Total                                        38,004    34,781    40,812    34,466

Total product sales (bpd)
   Gasoline                                        20,462    19,017    21,534    19,457
   Distillates                                     12,959    12,783    14,176    13,302
   Asphalt and other                                5,770     6,137     6,554     7,307
                                                 --------  --------  --------  --------
      Total                                        39,191    37,937    42,264    40,066

Operating margin information (per sales bbl)
   Average sales price                           $  22.13  $  20.69  $  23.15  $  21.87
   Material costs
    (under FIFO inventory accounting)               18.30     14.62     18.83     16.23
      Product spread                                 3.83      6.07      4.32      5.64
   Operating expenses excluding depreciation         3.35      3.53      2.99      3.24
   Depreciation                                       .57       .52       .53       .50
                                                 --------  --------  --------  --------
      Operating margin                           $   (.09) $   2.02  $    .80  $   1.90

Manufactured product margin
  before depreciation (per bbl)                  $    .49  $   2.54  $   1.33  $   2.42

Purchase product margin
  (per purchased product bbl)                    $   (.23) $   1.58  $      0  $   1.58

Sweet/sour spread (per bbl)                      $   3.04  $   3.79  $   2.86  $   3.59

Average sales price (per sales bbl)
   Gasoline                                      $  25.12  $  23.09  $  26.77  $  24.38
   Distillates                                      22.62     22.06     23.24     23.11
   Asphalts and other                               10.38     10.38     11.03     12.94



OIL AND GAS EXPLORATION AND PRODUCTION STATISTICAL INFORMATION

                                                  Six Months Ended   Three Months Ended
                                                      June 30             June 30
                                                 ------------------  ------------------
                                                   1995      1994      1995      1994
                                                 --------  --------  --------  --------
Oil and gas revenue (in thousands)
   Net oil and condensate sales
      Canada                                     $  1,833  $  1,364  $    989  $    740
      United States                                 4,228     5,060     1,626     2,909
                                                 --------  --------  --------  --------
                                                    6,061     6,424     2,615     3,649
                                                 --------  --------  --------  --------
   Net gas sales
      Canada                                        7,409    10,557     3,703     5,256
      United States                                   810     2,839       264     1,517
                                                 --------  --------  --------  --------
                                                    8,219    13,396     3,967     6,773
                                                 --------  --------  --------  --------

                                                 $ 14,280  $ 19,820  $  6,582  $ 10,422
                                                 ========  ========  ========  ========

Production
   Net oil and condensate (bbls)
      Canada                                      125,000   116,000    65,000    56,000
      United States                               259,000   362,000    96,000   190,000
                                                 --------  --------  --------  --------
                                                  384,000   478,000   161,000   246,000
                                                 ========  ========  ========  ========
   Net gas (mmcf)
      Canada                                        8,316     7,454     4,312     3,777
      United States                                   496     1,370       150       763
                                                 --------  --------  --------  --------
                                                    8,812     8,824     4,462     4,540
                                                 ========  ========  ========  ========

Price
   Average oil and condensate sales (per bbl)
   before deduction for production taxes
      Canada                                     $  14.68  $  11.78  $  15.27  $  13.33
      United States                                 16.31     13.98     16.98     15.31
      Weighted average                              15.78     13.45     16.29     14.86

   Average gas sales (per mcf) before
   deduction for production taxes
      Canada                                     $    .89  $   1.42  $    .86  $   1.39
      United States                                  1.63      2.07      1.76      1.99
      Weighted average                                .93      1.52       .89      1.49
      Canada in Canadian dollars                 C$  1.24  C$  1.93  C$  1.18  C$  1.92



     The following presents Canadian production information which is equivalent to reporting used by other Canadian oil and gas companies. Gross volumes represent the Company's working interest plus associated freehold, provincial and other royalties.


                                                  Six Months Ended   Three Months Ended
                                                      June 30             June 30
                                                 ------------------  ------------------
                                                   1995      1994*      1995      1994*
                                                 --------  --------  --------  --------
Gross volume
   Oil (bbls)                                     141,000   139,000    75,000    68,000
   Gas (mmcf)                                       9,469     8,826     4,848     4,419
   Royalty
      ARTC oil (bbls)                               7,000         0     3,000         0
      ARTC gas (mmcf)                                 206         0       103         0
      Other (mmcfe)                                (1,251)   (1,510)     (600)     (719)

Net volume
   Oil (bbls)                                     125,000   116,000    65,000    56,000
   Gas (mmcf)                                       8,316     7,454     4,312     3,777

Gross revenue
   Oil                                           $  2,075  $  1,630  $  1,143  $    907
   Gas                                              8,365    12,520     4,150     6,161
   Royalty
      ARTC                                            307         0       153         0
      Other                                        (1,505)   (2,229)     (754)   (1,072)
                                                 --------  --------  --------  --------

Net revenue
   Oil                                           $  1,833  $  1,364  $    989  $    740
   Gas                                              7,409    10,557     3,703     5,256
                                                 --------  --------  --------  --------
                                                 $  9,242  $ 11,921  $  4,692  $  5,996
                                                 ========  ========  ========  ========

*ARTC was accounted for as a tax credit in 1994, and it was excluded from net volume and net revenue computations. The 1994 ARTC oil and gas royalty volumes were 7,000 bbls and 206 mmcf, respectively, for the six-month period and 3,000 bbls and 103 mmcf, respectively, for the three-month period.

     Wainoco is in the process of selling all of its United States oil and gas properties, except for its Conroe field reserves and certain other minor properties. The oil and gas revenues, operating costs and production for the three months and six months ended June 30, 1995 and 1994 related to the United States properties to be retained are as follows:


                                                  Six Months Ended   Three Months Ended
                                                      June 30             June 30
                                                 ------------------  ------------------
                                                   1995      1994      1995      1994
                                                 --------  --------  --------  --------

Oil and gas revenues (in thousands)
   Net oil and condensate sales                  $  2,296  $  1,784  $  1,190  $  1,048
   Net gas sales                                        9        16         5         7
                                                 --------  --------  --------  --------
                                                    2,305     1,800     1,195     1,055

Operating costs                                     1,209     1,147       603       626
                                                 --------  --------  --------  --------
      Operating margin                           $  1,096  $    653  $    592  $    429
                                                 ========  ========  ========  ========

Production
   Net oil and condensate (bbls)                  140,000   122,000    72,000    69,000
   Net gas (mmcf)                                       7         9         4         3

Price
   Average oil and condensate sales (per bbl)
    before deduction for production taxes        $  16.39  $  14.62  $  16.55  $  15.17
   Average gas sales (per mcf) before
    deduction for production taxes                   1.33      1.78      1.42      1.64


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $1,390,000 for the six months ended June 30, 1995. In the first six months of 1994, $9,998,000 of cash flows were provided by operating activities reflecting the stronger 1994 operating results. In the first six months of 1995, the Company reduced reserved-based borrowings $9,000,000 and increased borrowings under the Frontier working capital facility by $1,300,000. Reserve-based borrowing reductions were provided by proceeds from property sales.
During the first six months of 1994, the Company's bank debt increased
$3,600,000.
     The Company at June 30, 1995 has $18,047,000 available under its oil and gas lines of credit and $13,700,000 under the Frontier line of credit. Effective July 1, 1995, $5 million of available borrowing capacity was added under the Frontier facility as described in the following paragraph. The Company had working capital of $3,593,000 at June 30, 1995 compared with $1,532,000 at December 31, 1994. The estimated five-year maturities of long-term debt are $2,500,000 in 1996 and 1997 and $5,000,000 in 1998 assuming that the oil and gas reserve-based credit facilities are extended during the five-year period.
     Effective July 1, 1995, the Company amended its Frontier working capital facility, which extended its revolving period to April 2, 1997, increased the maximum cash borrowing limit from $15 million to $20 million, decreased the quarterly commitment fee of .425 of 1% to .4 of 1%, reduced the standby letters-of-credit issued fee from one and one-half percent to one and one-quarter percent annually and lowered the interest rate on borrowings at the Company's option from one and one-quarter percent over the agent bank's prime rate or two and one-quarter percent over the reserve-adjusted LIBOR rate to seven-eighths percent over the agent bank's prime rate or two percent over the reserve-adjusted LIBOR rate. Additionally, during the quarter the Company received revised borrowing base amounts of C$33 million and $4 million for its Canadian and U.S. facilities, respectively.
     Investing activities include proceeds from the sale of oil and gas producing properties and the sale of an interest in a gas marketing company of $15,585,000 for the six months ended June 30, 1995. Accrued additions to property and equipment in the first half of 1995 decreased $3,861,000 from the same period in 1994 primarily the result of reduced capital spending at Frontier. Capital expenditures of approximately $17,200,000 are currently budgeted for 1995, of which $9,120,000 had been accrued as of June 30, 1995.
     In conjunction with the Company's intent to cease all exploration in the United States and to sell certain of its United States oil and gas assets, exploration and development activities are now focused in Canada. Canadian accrued capital expenditures increased from $4,730,000 in the first half of 1994 to $6,094,000 in the first half of 1995.

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

ITEM 3.   Defaults Upon Senior Securities -

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders -

          The annual meeting of the registrant was held May 18, 1995 with no significant proposals brought to a vote of the shareholders.

ITEM 5.   Other Information -

          None.

ITEM 6.   Exhibits and Reports on Form 8-K -

          10.01 - First Amending Agreement dated March 31, 1995 to Restated Credit Agreement dated June 29, 1994 with certain banks and Morgan Bank of Canada.

          10.02 - Amendment No. 1 dated March 15, 1995 to Amended and Restated Credit Guaranty Agreement dated May 31, 1994 with certain banks and Morgan Guaranty Trust Company of New York.

          10.03 - Letter agreement dated June 8, 1995 to Amended and Restated Credit Agreement dated June 29, 1994 with certain banks and Morgan Bank of Canada.

          10.04 - Fifth Amendment dated July 1, 1995 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank.

          10.05 - First Amendment to Guaranty dated October 18, 1992, to Loan Agreement dated August 10, 1992 with certain banks and Union Bank.

          10.06 - Second Amendment to Guaranty dated December 31, 1993, to Loan Agreement dated August 10, 1992 with certain banks and Union Bank.

          10.07 - Third Amendment to Guaranty dated July 6, 1994, to Loan Agreement dated August 10, 1992 with certain banks and Union Bank.

          10.08 - Fourth Amendment to Guaranty dated July 1, 1995, to Loan Agreement dated August 10, 1992 with certain banks and Union Bank.

          10.09 - Executive Employment Agreement dated April 3, 1995 between The Company and James R. Gibbs.

          10.10 - Executive Employment Agreement dated April 3, 1995 between The Company and Julie H. Edwards.


          10.11 - Executive Employment Agreement dated April 3, 1995 between The Company and S. Clark Johnson.

          10.12 - Executive Employment Agreement dated April 3, 1995 between The Company and Robert D. Jones.

          10.13 - Executive Employment Agreement dated April 3, 1995 between The Company and George E. Aldrich.

          10.14 - 1995 Stock Grant Plan for Non-employee Directors.

          27 - Financial Data Schedule


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WAINOCO OIL CORPORATION



By:  /s/ George E. Aldrich
- ------------------------------------
George E. Aldrich
Vice President - Controller


Date:  August 3, 1995