Form 10-Q
period 1995-09-30
WAINOCO OIL CORP
filed 1995-11-02
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q



X Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

Registrant's number of common shares outstanding as of October 31, 1995:
27,256,002


WAINOCO OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 1995


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



Definitions of Terms

mcf = one thousand cubic feet
mmcf = one million cubic feet
bbl(s) = barrel(s)
bpd = one barrel per day

Equivalent information is based on British Thermal Units at a ratio of six mcf of natural gas to one bbl of oil. All dollar amounts are expressed in United States dollars unless otherwise indicated as Canadian dollars (C$).

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share)

                                             Nine Months Ended   Three Months Ended
                                                September 30         September 30
                                             ------------------  ------------------
                                               1995      1994      1995      1994
                                             --------  --------  --------  --------
Revenues:
  Refined products                           $245,460  $230,741  $ 88,500  $ 88,695
  Oil and gas sales                            19,664    30,093     5,384    10,273
  Other                                         6,885     1,460       411       530
                                             --------  --------  --------  --------
                                              272,009   262,294    94,295    99,498
                                             --------  --------  --------  --------

Costs and Expenses:
  Refining operating costs                    236,357   202,986    82,841    78,332
  Oil and gas operating costs                   7,617     9,958     2,191     3,583
  Selling and general expenses                  8,484     8,606     2,698     2,758
  Depreciation, depletion and amortization     16,416    19,872     5,032     7,282
                                             --------  --------  --------  --------
                                              268,874   241,422    92,762    91,955
                                             --------  --------  --------  --------

Operating Income                                3,135    20,872     1,533     7,543
Interest Expense, Net                          15,091    15,474     5,020     5,233
                                             --------  --------  --------  --------

Income (Loss) Before Income Taxes             (11,956)    5,398    (3,487)    2,310
Provision (Benefit) for Income Taxes              100      (690)       32      (302)
                                             --------  --------  --------  --------

Net Income (Loss)                            $(12,056) $  6,088  $ (3,519) $  2,612
                                             ========  ========  ========  ========

Income (Loss) Per Share                      $   (.44) $    .22  $   (.13) $    .10
                                             ========  ========  ========  ========




The accompanying notes are an integral part of these financial statements.

WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)


September 30, 1995 and December 31, 1994                           1995      1994
                                                                 --------  --------
ASSETS
Current Assets:
  Cash, including cash equivalents of
    $1,432 in 1995 and $467 in 1994                              $  1,830  $  5,831
  Trade receivables                                                21,428    17,990
  Joint operators and other receivables                             2,335     3,209
  Inventory of crude oil, products and other                       23,338    23,618
  Other current assets                                                648     1,129
                                                                 --------  --------
    Total current assets                                           49,579    51,777
                                                                 --------  --------
Property and Equipment, at cost:
  Oil and gas properties, on a full-cost basis                    220,373   454,559
  Refinery and pipeline                                           136,446   132,872
  Furniture, fixtures and other equipment                           5,456     5,505
                                                                 --------  --------
                                                                  362,275   592,936
  Less - Accumulated depreciation, depletion and amortization     157,543   372,937
                                                                 --------  --------
                                                                  204,732   219,999

Other Assets                                                        5,532     5,760
                                                                 --------  --------

                                                                 $259,843  $277,536
                                                                 ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                               $ 32,220  $ 32,991
  Oil and gas proceeds payable                                      2,630     3,421
  Accrued interest                                                  3,740     5,602
  Accrued turnaround cost                                           1,249     2,245
  Accrued liabilities and other                                     4,572     5,986
                                                                 --------  --------
    Total current liabilities                                      44,411    50,245
                                                                 --------  --------

Long-Term Debt
  Revolving credit facilities                                      10,700    15,000
  12% Senior Notes                                                100,000   100,000
  7 3/4% Convertible Subordinated Debentures                       46,000    46,000
  10 3/4% Subordinated Debentures                                   9,848     9,797
                                                                 --------  --------
                                                                  166,548   170,797
                                                                 --------  --------

Deferred Credits and Other                                          5,694     4,627

Deferred Income Taxes                                               2,418     2,418

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares authorized,
    no shares issued                                                    0         0
  Common stock, no par, 50,000,000 shares authorized,
    27,313,502 shares and 27,310,842 shares issued in
    1995 and 1994, respectively                                    57,172    57,172
  Paid-in capital                                                  81,767    81,758
  Retained earnings (deficit)                                     (90,960)  (78,904)
  Cumulative translation adjustment                                (6,948)  (10,307)
  Treasury stock, 57,500 and 60,000 shares
    in 1995 and 1994, respectively                                   (259)     (270)
                                                                 --------  --------
    Total Shareholders' Equity                                     40,772    49,449
                                                                 --------  --------

                                                                 $259,843  $277,536
                                                                 ========  ========

The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the nine months ended September 30,                            1995      1994
                                                                 --------  --------
OPERATING ACTIVITIES
Net income (loss)                                                $(12,056) $  6,088
Depreciation, depletion and amortization                           16,416    19,872
Gain on sale of interest in gas marketing company                  (1,780)        0
Deferred credits and other                                            (60)     (707)
                                                                 --------  --------
                                                                    2,520    25,523
Change in working capital from operations                          (2,509)   (6,926)
                                                                 --------  --------
  Net cash provided by operating activities                            11    18,327

INVESTING ACTIVITIES
Additions to property and equipment                               (14,419)  (18,930)
Sales of oil and gas properties                                    13,516       928
Sale of interest in gas marketing company                           1,824         0
Net cash distributed as operator of properties and other             (174)   (1,394)
                                                                 --------  --------
  Net cash (used in) provided by investing activities                 747   (19,396)

FINANCING ACTIVITIES
Long-term bank borrowings                                          33,700    10,364
Payments of long-term bank debt                                   (38,000)  (10,564)
Other                                                                (437)       56
                                                                 --------  --------
  Net cash provided by financing activities                        (4,737)     (144)

Effect of exchange rate changes on cash                               (22)      116
                                                                 --------  --------

Decrease in Cash and Cash Equivalents                              (4,001)   (1,097)
Cash and Cash Equivalents, beginning of period                      5,831     3,770
                                                                 --------  --------
Cash and Cash Equivalents, end of period                         $  1,830  $  2,673
                                                                 ========  ========

The accompanying notes are an integral part of these financial statements.

WAINOCO OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)

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

Earnings per share

     Primary and fully diluted earnings per share have been computed on the weighted average number of common shares outstanding and assume the exercise of stock option shares for the three months and nine months ended September 30, 1994. The effect of dilution for the fully diluted computation was immaterial. No effect was given for the addition of dilutive stock options for the 1995 periods as losses were incurred. The primary and fully diluted average shares outstanding for the three months and nine months ended September 30, 1995 were 27,256,002 and 27,253,174 and in 1994 were 27,356,514 and 27,363,864, respectively.

2.   Schedule of major components of inventory

                                           September 30,    December 31,
                                               1995             1994
                                           ------------     ------------
                                                  (in thousands)
Crude oil and raw materials                  $  3,852         $  6,135
Unfinished products                             6,145            3,489
Finished products                               6,671            7,737
Chemicals and in-transit inventory              1,227            1,277
Repairs and maintenance supplies and other      5,443            4,980
                                             --------         --------
                                             $ 23,338         $ 23,618
                                             ========         ========

3.   Accounting policy for oil and gas properties

     Wainoco follows the accounting policy (commonly referred to as "full-cost" accounting) of capitalizing costs incurred in the acquisition, exploration and development of oil and gas reserves. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except for significant transactions.
     Wainoco computes the provision for depreciation, depletion and amortization of oil and gas properties, by country, on a quarterly basis using the composite unit-of-production method based on future gross revenue attributable to proved reserves.
     As of September 30, 1995, price declines for oil and gas resulted in Canadian oil and gas property costs exceeding the limitation. However, subsequent higher pricing was used to reevaluate proved oil and gas reserves, and an additional provision for DD&A was not necessary. A downward revision in the present value of future net income, resulting from future price declines, might result in Wainoco providing an additional provision for DD&A in future periods.

4.   Restructuring of operations

     In the first six months of 1995, Wainoco closed sales of all of the United States properties except for the Conroe field and certain minor properties. A loss was accrued for these sales in the fourth quarter of 1994.
     Wainoco recorded revenue and expenses from these properties until the property sales were closed. During the nine months ended September 30, 1995, the Company recorded the following for the properties sold:

     Financial information (in thousands)
          Oil and gas revenue               $  2,732
          Operating costs                      1,414
          DD&A                                 1,173

     Production volumes
          Oil (bbls)                         119,000
          Gas (mmcf)                             486


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Nine months ended September 30, 1995 compared with the same period in 1994


     The Company had a net loss for the nine months ended September 30, 1995 of $12,056,000, or $.44 per share, compared to net income of $6,088,000, or $.22 per share, for the same period in 1994. A 35% decrease in refined product spread per barrel was the primary cause of this decline.
     Refining operating income decreased $18,068,000 to $1,205,000 for the nine months ended September 30, 1995 due to extremely poor margins on light refined products, primarily gasoline and diesel. During the nine months of 1995, refined product spread was $4.05 per barrel compared with $6.20 per barrel for the same period in 1994. Despite growth in demand in our market, continued high refinery output nationwide coupled with high nationwide product inventories at the beginning of the year and increased product pipeline deliveries into Frontier's marketing area have kept margins throughout 1995 significantly lower than in 1994. Frontier has experienced its lowest margins for both gasoline and diesel since its acquisition by the Company in 1991.
     Refined product revenues increased 6% resulting primarily from increased sales volumes as the average price per barrel increased less than 1%. During the first quarter of 1995, Frontier settled a contract dispute for $856,000 which is included in other revenues.
     Increased sales of light refined products were achieved by increasing crude oil input 8% during 1995 with yields of gasoline and distillate up by 7% and 6%, respectively. The sweet/sour spread declined to $3.09 per barrel in 1995 from $3.72 per barrel for the same period in 1994, a result of the increased competition for Wyoming sour crude oil, the refinery's preferred sour crude oil based on price and quality. Factors increasing demand for Wyoming sour crude oil include more sour refining capacity inside and outside our region, a decrease in the supply of Wyoming sour crude and a worldwide increase in demand for sour crude oils. Refining material costs increased 14% per barrel in 1995 due to higher crude oil prices. Refining operating expenses decreased 9% per barrel reflecting the increase in product sales and a 3% decrease in operating expenses. Operating expenses in the first quarter of 1995 included repair costs of $1.2 million necessitated by an explosion of natural gas that had migrated from a leaking pipeline near our refinery. In the third quarter of 1994, repair costs of $1 million resulting from a fire at the Refinery's crude unit were included in operating expenses.
     Oil and gas exploration and production segment operating income increased $567,000 to $3,989,000 during the first nine months of 1995 compared to the prior year period. Excluding the impact of the gain on the sale of Canada's 9.9% interest in a gas marketing company and the United States oil and gas operations settlement of a breach of contract claim against a former gas purchaser, segment income decreased $3,419,000. The decrease in segment operating income primarily results from lower gas prices.
     Canadian oil and gas revenues decreased 23% primarily the result of a 31% decrease in gas revenues as the average price for natural gas declined 34% to $.90/mcf from $1.37/mcf in the prior year period. Canadian gas production was up slightly in spite of the sale of the Chin Lake field at January 1, 1995 which produced 556 mmcf during the first nine months of 1994. Canadian oil sales increased 32% as a result of a 15% average oil price increase and a 15% increase in production volume, principally the result of successful oil exploration in 1995. In Canada, operating costs increased 5% due to production costs associated with new wells and adding compression at various mature fields to maintain or increase gas production levels.
     Canadian depreciation, depletion and amortization (DD&A) decreased slightly in the 1995 nine-month period as compared to the same period in 1994. However, as a percentage of oil and gas sales, the Canadian oil and gas DD&A rate increased to 55% from 43%, primarily due to the impact of the lower 1995 gas prices.
     United States oil and gas exploration and production operations have been significantly curtailed through sales of producing properties. Excluding the revenues and operating costs applicable to properties sold and the contract settlement gain, the nine-month period of 1995 operating margin would have been $1,573,000 compared to $1,040,000 (pro forma results of properties retained) in the 1994 period. This increase results from both higher oil prices and volumes at the Conroe field.
     The provision for income taxes increased as the Alberta Royalty Tax Credit, beginning in 1995, is classified as oil and gas revenue whereas it was classified as a tax benefit in prior years. The credits were $429,000 and $866,000 during the first nine months of 1995 and 1994, respectively.

Three months ended September 30, 1995 compared with the same period in 1994


     The Company had a loss for the three months ended September 30, 1995 of $3,519,000, or $.13 per share, compared to net income of $2,612,000, or $.10 per share, for the same period in 1994.
     Revenues decreased 5% as compared to the same period in 1994, primarily the result of dispositions of United States oil and gas properties and the decline in the Canadian gas price.
     Refining operating income decreased $4,957,000 to $2,582,000 for the three months ended September 30, 1995. This decrease is the result of the refined product spread decreasing to $4.46 per barrel in 1995 as compared to $6.47 in 1994. Increased product availability in Frontier's market areas kept continued downward pressure on wholesale product prices.
Despite growth in demand in our market, high nationwide refinery output and increased deliveries from product pipelines into our marketing area kept margins lower.
     Crude oil input averaged 37,103 bpd, a 13% increase from 1994 with yields of gasoline and distillate up by 7% and 14%, respectively. In the third quarter of 1994 a fire at the crude unit significantly curtailed crude oil charge for approximately two weeks.
     Refined product revenues were approximately the same between the periods as the 11% increase in sales volumes were offset by a 10% decrease in sales price per barrel. Raw material costs decreased 3% primarily due to the decrease in crude oil prices. Per barrel operating expenses decreased 14% per barrel reflecting the increase in product sales and a 5% decrease in operating expenses. Included in 1994 operating costs are additional operating costs of $1 million as a result of the crude unit fire. The sweet/sour spread declined to $3.21 in 1995 from $3.57 per barrel in 1994. The factors contributing to this decrease were discussed previously.
     Oil and gas exploration and production segment operating income decreased $751,000 to an operating loss of $236,000 during the third quarter of 1995 compared to the prior year period. The decrease in segment operating income primarily results from lower gas prices and the sales of United States properties.
     Canadian oil and gas revenues decreased 25% compared to the prior year third quarter primarily the result of a 34% decrease in gas sales as the average price for natural gas declined 27% to $.93/mcf from $1.27/mcf in the prior year period. Canadian gas volumes declined 9% to 3,522 mmcf as a result of increased curtailments and the sale of our Chin Lake field. This decline in volumes was mitigated by the inclusion of volumes associated with the ARTC as discussed on page 11. Canadian oil sales increased 27%, a result of successful oil exploration in 1995.
     Canadian depreciation, depletion and amortization decreased $263,000 in the 1995 third quarter period as compared to the same period in 1994. However, as a percentage of oil and gas sales, the Canadian oil and gas DD&A rate increased to 56% from 47%, primarily the impact of the lower third quarter 1995 gas prices.
     United States oil and gas exploration and production operations have been significantly curtailed through sales of producing properties. Excluding the revenues and operating costs applicable to properties sold, the third quarter 1995 operating margin would have been $477,000 compared to $387,000 (pro forma results of properties retained) in the 1994 third quarter. This increase results from both higher oil prices and volumes at the Conroe field.
     The provision for income taxes increased as the Alberta Royalty Tax Credit, beginning in 1995, is classified as oil and gas revenue whereas it was classified as a tax benefit in prior years. The credits were $120,000 and $366,000 during the third quarters of 1995 and 1994, respectively.


OPERATING EARNINGS BY SEGMENT

     The following (in thousands) presents the operating income (loss) by operating segment, by country for the nine months and three months ended September 30, 1995 and 1994. Operating income (loss) is income (loss) before net interest expense and provision for income taxes and does not include unallocated net corporate expense of $2,059,000 and $1,823,000 in the nine months ended September 30, 1995 and 1994, respectively, and $813,000 and $511,000 in the three months ended September 30, 1995 and 1994, respectively.


                                                                        Oil and Gas
                                                                 Exploration and Production
                                                              ---------------------------------
                                                              United
                                                              States
                                                  Refining   and Other     Canada      Total
                                                 ----------  ----------  ----------  ----------
Nine Months Ended September 30,
1995 - Operating margin                          $   10,988  $    5,290  $   11,888  $   17,178
         Selling and general expenses                 3,525       1,308       1,723       3,031
         Depreciation, depletion and amortization     6,258       2,705       7,453      10,158
                                                 ----------  ----------  ----------  ----------
           Operating income                      $    1,205  $    1,277  $    2,712  $    3,989
                                                 ==========  ==========  ==========  ==========


1994 - Operating margin                          $   28,361  $    6,663  $   14,326  $   20,989
         Selling and general expenses                 3,387       1,657       1,739       3,396
         Depreciation, depletion and amortization     5,701       6,557       7,614      14,171
                                                 ----------  ----------  ----------  ----------
           Operating income (loss)               $   19,273  $   (1,551) $    4,973  $    3,422
                                                 ==========  ==========  ==========  ==========

                                                                        Oil and Gas
                                                                 Exploration and Production
                                                              ---------------------------------
                                                              United
                                                              States
                                                  Refining   and Other     Canada      Total
                                                 ----------  ----------  ----------  ----------
Three Months Ended September 30,
1995 - Operating margin                          $    5,878  $      459  $    3,057  $    3,516
         Selling and general expenses                 1,181         248         587         835
         Depreciation, depletion and amortization     2,115         474       2,443       2,917
                                                 ----------  ----------  ----------  ----------
           Operating income (loss)               $    2,582  $     (263) $       27  $     (236)
                                                 ==========  ==========  ==========  ==========


1994 - Operating margin                          $   10,680  $    2,417  $    4,486  $    6,903
         Selling and general expenses                 1,139         580         528       1,108
         Depreciation, depletion and amortization     2,002       2,574       2,706       5,280
                                                 ----------  ----------  ----------  ----------
           Operating income (loss)               $    7,539  $     (737) $    1,252  $      515
                                                 ==========  ==========  ==========  ==========



REFINING OPERATING STATISTICAL INFORMATION


                                                Nine Months Ended   Three Months Ended
                                                   September 30        September 30
                                                ------------------  ------------------
                                                  1995      1994      1995      1994
                                                --------  --------  --------  --------
Raw material input (bpd)
  Sweet crude                                      8,894     6,777    15,314     6,702
  Sour crude                                      26,423    25,976    21,789    26,042
  Other feed and blend stocks                      4,730     3,772     4,106     4,249
                                                --------  --------  --------  --------
    Total                                         40,047    36,525    41,209    36,993

Manufactured product yields (bpd)
  Gasoline                                        17,047    15,870    17,020    15,859
  Distillates                                     13,279    12,483    12,817    11,282
  Asphalt and other                                8,213     6,599     9,752     8,149
                                                --------  --------  --------  --------
    Total                                         38,539    34,952    39,589    35,290

Total product sales (bpd)
  Gasoline                                        20,789    19,218    21,430    19,612
  Distillates                                     12,953    12,262    12,941    11,237
  Asphalt and other                                6,685     6,665     8,484     7,702
                                                --------  --------  --------  --------
    Total                                         40,427    38,145    42,855    38,551

Operating margin information (per sales bbl)
  Average sales price                           $  22.24  $  22.16  $  22.45  $  25.01
  Material costs
    (under FIFO inventory accounting)              18.19     15.96     17.99     18.54
                                                --------  --------  --------  --------
    Product spread                                  4.05      6.20      4.46      6.47
  Operating expenses excluding depreciation         3.23      3.53      3.03      3.54
  Depreciation                                       .55       .53       .52       .55
                                                --------  --------  --------  --------
    Operating margin                            $    .27  $   2.14  $    .91  $   2.38

Manufactured product margin
  before depreciation (per bbl)                 $    .82  $   2.69  $   1.43  $   2.98

Purchase product margin
  (per purchased product bbl)                   $    .97  $   1.44  $   2.06  $   1.35

Sweet/sour spread (per bbl)                     $   3.09  $   3.72  $   3.21  $   3.57

Average sales price (per sales bbl)
  Gasoline                                      $  25.14  $  25.12  $  25.16  $  28.98
  Distillates                                      22.94     23.07     23.57     25.34
  Asphalts and other                               11.89     11.96     13.91     14.43



OIL AND GAS EXPLORATION AND PRODUCTION STATISTICAL INFORMATION


                                                Nine Months Ended   Three Months Ended
                                                   September 30        September 30
                                                ------------------  ------------------
                                                  1995      1994      1995      1994
                                                --------  --------  --------  --------
Oil and gas revenue (in thousands)
  Net oil and condensate sales
    Canada                                      $  2,840  $  2,158  $  1,007  $    794
    United States                                  5,302     7,845     1,074     2,785
                                                --------  --------  --------  --------
                                                   8,142    10,003     2,081     3,579
                                                --------  --------  --------  --------
  Net gas sales
    Canada                                        10,703    15,526     3,294     4,969
    United States                                    819     4,564         9     1,725
                                                --------  --------  --------  --------
                                                  11,522    20,090     3,303     6,694
                                                --------  --------  --------  --------

                                                $ 19,664  $ 30,093  $  5,384  $ 10,273
                                                ========  ========  ========  ========

Production
  Net oil and condensate (bbls)
    Canada                                       197,000   172,000    72,000    56,000
    United States                                332,000   530,000    73,000   168,000
                                                --------  --------  --------  --------
                                                 529,000   702,000   145,000   224,000
                                                ========  ========  ========  ========
  Net gas (mmcf)
    Canada                                        11,848    11,353     3,532     3,899
    United States                                    497     2,218         1       848
                                                --------  --------  --------  --------
                                                  12,345    13,571     3,533     4,747
                                                ========  ========  ========  ========

Price
  Average oil and condensate sales (per bbl)
  before deduction for production taxes
    Canada                                      $  14.40  $  12.55  $  13.92  $  14.13
    United States                                  15.98     14.81     14.79     16.59
    Weighted average                               15.39     14.26     14.36     15.97
    Canada in Canadian dollars                 C$  19.82 C$  17.18 C$  18.87 C$  19.49

  Average gas sales (per mcf) before
  deduction for production taxes
    Canada                                      $    .90  $   1.37  $    .93  $   1.27
    United States                                   1.65      2.06       N/A      2.03
    Weighted average                                 .93      1.48       .93      1.41
    Canada in Canadian dollars                 C$   1.25 C$   1.87 C$   1.26 C$   1.76



     The following presents Canadian production information which is equivalent to reporting used by other Canadian oil and gas companies. Gross volumes represent the Company's working interest plus associated freehold, provincial and other royalties.





                                         Nine Months Ended   Three Months Ended
                                            September 30        September 30
                                         ------------------  ------------------
                                           1995      1994      1995      1994
                                         --------  --------  --------  --------
Gross Volume - Oil (bbls)                 220,000   204,000    79,000    65,000
               Gas (mmcf)                  13,404    13,451     3,935     4,625

Net Volume - Oil (bbls)                   197,000   172,000    72,000    56,000
             Gas (mmcf)                    11,848    11,353     3,532     3,899

Gross Revenue (in thousands) - Oil       $  3,168  $  2,542   $ 1,096  $    914
                               Gas         12,014    18,451     3,645     5,927

Net Revenue (in thousands) - Oil            2,840     2,158     1,007       794
                             Gas           10,703    15,526     3,294     4,969



     The Alberta Royalty Tax credit (ARTC) was accounted for as a tax credit in 1994, and it was excluded from net volume and net revenue. The 1994 ARTC volumes were 10,000 bbls and 515 mmcf for the nine-month period and 2,000 bbls and 241 mmcf for the three-month period. The associated dollars were $118,000 and $748,000 for oil and gas, respectively, for the nine-month period and $33,000 and $333,000 for oil and gas, respectively, for the third quarter. ARTC is included in net revenues and net volumes in 1995. The 1995 ARTC volumes were 10,000 bbls and 302 mmcf for the nine-month period, and 3,000 bbls and 96 mmcf for the three-month period. The associated dollars were $137,000 and $292,000 for oil and gas, respectively, for the nine-month period and $39,000 and $83,000 for oil and gas, respectively, for the third quarter.
     Wainoco has sold all of its United States oil and gas properties, except for its Conroe field reserves and certain other minor properties. The oil and gas revenues, operating costs and production for the three months and nine months ended September 30, 1995 and 1994 for the currently retained United States properties are as follows:



                                         Nine Months Ended   Three Months Ended
                                            September 30        September 30
                                         ------------------  ------------------
                                           1995      1994      1995      1994
                                         --------  --------  --------  --------
Financial information (in thousands)
   Oil and gas revenues
      Net oil and condensate sales       $  3,377  $  2,710  $  1,081  $    926
      Net gas sales                            12        19         3         3
                                         --------  --------  --------  --------
                                            3,389     2,729     1,084       929

   Operating costs                          1,816     1,689       607       542
                                         --------  --------  --------  --------

   Operating margin                      $  1,573  $  1,040  $    477  $    387
                                         ========  ========  ========  ========

Operations information
   Net oil and condensate
      production (bbls)                   213,000   176,000    73,000    54,000

   Average oil and condensate
      sales price (per bbl) before
      deduction for production taxes     $  15.85  $  15.37  $  14.81  $  17.15



LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $11,000 for the nine months ended September 30, 1995. In the first nine months of 1994, cash flows of $18,327,000 were provided by operating activities reflecting the stronger 1994 operating results. In the first nine months of 1995, the Company reduced reserved-based borrowings $9,000,000 and increased borrowings under the Frontier working capital facility by $4,700,000. Reserve-based borrowing reductions were provided by proceeds from property sales.
     The Company had borrowings of $4,700,000 under the Frontier working capital facility and $6,000,000 under the Canadian oil and gas line of credit at September 30, 1995. Additionally, the Company had borrowing capacity of $22,592,000 available under its oil and gas lines of credit and $15,300,000 under the Frontier line of credit at that date. The Company had working capital of $5,168,000 at September 30, 1995 compared with $1,532,000 at December 31, 1994. At September 30, 1995, the Company violated an interest coverage covenant under its oil and gas lines of credit and has obtained bank waivers. If the violation continues, the Company expects to be able to obtain additional waivers, cure the violation by repayment of the debt from available cash or, if necessary, proceeds from the sale of oil and gas properties. The estimated five-year maturities of long-term debt are $2,500,000 in 1996 and 1997 and $5,000,000 in 1998 assuming that the oil and gas reserve-based credit facilities are extended during the five-year period.
     Investing activities include proceeds from the sale of oil and gas producing properties and the sale of an interest in a gas marketing company of $15,340,000 for the nine months ended September 30, 1995. Accrued additions to property and equipment during the first nine months of 1995 decreased $6,451,000 from the same period in 1994 primarily the result of reduced capital spending at Frontier. Capital expenditures of approximately $16,000,000 are currently budgeted for 1995, of which $12,493,000 had been accrued as of September 30, 1995. The Company is currently soliciting bids for the sale of the Conroe field, its remaining significant United States producing property. If the sale is consummated, the proceeds would be used to reduce bank debt and other long-term debt.


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

          None.

ITEM 5.   Other Information -

          None.

ITEM 6.   Exhibits and Reports on Form 8-K -

          10.01 - Waiver dated October 24, 1995 to the Amended and Restated Credit Agreement dated June 29, 1994 with certain banks and Morgan Bank of Canada.

          10.02 - Waiver dated October 24, 1995 to the Amended and Restated Credit and Guaranty Agreement dated May 31, 1994 with certain banks and Morgan Guaranty Trust Company of New York.

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


Date:  November 2, 1995