Form 10-K
period 1995-12-31
WAINOCO OIL CORP
filed 1996-03-14
CIK 110430

Form 10-K

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
X              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Fiscal Year Ended:  December 31, 1995
                                    OR
             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from . . . . to . . . .

                      Commission File Number:  1-7627

                          WAINOCO OIL CORPORATION
          (Exact name of registrant as specified in its charter)

         Wyoming                                   74-1895085
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

10000 Memorial Drive, Suite 600                    77024-3411
     Houston, Texas                                (Zip Code)
(Address of principal executive offices)

    Registrant's telephone number, including area code:  (713) 688-9600
        Securities registered pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
   Title of Each Class                         on Which Registered
   -------------------                        ---------------------
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

As of February 29, 1996, there were 27,256,002 common shares outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of Wainoco Oil Corporation held by nonaffiliates was approximately $81.8 million at that date.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated by reference into Items 1 and 2 of Part 1 and Items 5 through 8 of Part II.

Portions of the Annual Proxy Statement for the year ended December 31, 1995 are incorporated by reference into Items 10 through 13 of Part III.

Table of Contents

Part I
 Item 1.  Business                                                            1
 Item 2.  Properties                                                          8
 Item 3.  Legal Proceedings                                                  12
 Item 4.  Submission of Matters to a Vote of Security Holders                12

Part II
 Item 5.  Market for the Registrant's Common Stock and
           Related Stockholder Matters                                       13
 Item 6.  Selected Financial Data                                            13
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             13
 Item 8.  Financial Statements and Supplementary Data                        13
 Item 9.  Disagreements on Accounting and Financial Disclosure               13

Part III
 Item 10. Directors and Executive Officers of the Registrant                 13
 Item 11. Executive Compensation                                             13
 Item 12. Security Ownership of Certain Beneficial Owners and Management     13
 Item 13. Certain Relationships and Related Transactions                     13

Part IV
 Item 14. Financial Statements Schedules, Exhibits and Reports on Form 8-K   13


PART 1

ITEM 1.  BUSINESS
Overview
   Wainoco Oil Corporation was originally incorporated in Canada in 1949 and changed its jurisdiction of incorporation to Wyoming in 1976. As used herein, the "Company" or "Wainoco" refers to Wainoco Oil Corporation and its subsidiaries. The Company's Canadian assets are held by Wainoco Oil Corporation and its refining assets are held through its subsidiary, Frontier Holdings Inc. ("Frontier"), a Delaware corporation. The Company directs its activities from its corporate office in Houston, Texas and its division offices in Calgary, Alberta, Canada and Denver, Colorado.

   Wainoco explores for and produces oil and gas in western Canada. Prior to the fourth quarter of 1994, Wainoco also explored for and produced oil and gas in the United States. During the third quarter of 1994, the Company announced that it intended to cease all exploration activities in the United States and to sell its United States oil and gas assets. Wainoco finalized the sale of all of its United States oil and gas properties during 1995.

   Wainoco is also engaged in the business of crude oil refining and wholesale marketing of refined petroleum products, including various grades of gasoline, diesel fuel, asphalt and petroleum coke. In addition, the Company purchases the crude oil to be refined and markets the refined petroleum products produced by the Frontier refinery.

Oil and Gas Exploration and Production Operations
   The oil and gas activities of the Company consist of geological and geophysical evaluation of prospective oil and gas properties, the acquisition of oil and gas leases or other interests in exploratory prospects, the drilling of test wells, the acquisition of interests in developed or partially developed properties and the development and operation of properties for the production of oil and gas. At December 31, 1995, approximately 89% of the Company's proved reserves, on a British Thermal Unit ("BTU") equivalent basis, was natural gas. During 1995, oil represented 42% and gas represented 58% of oil and gas revenues. The Company's oil and gas exploration and production activities are conducted directly by the Company or through joint drilling and operating arrangements. Wainoco acts as the operator of the majority of its production and prospects.

   Canada. Activities in Canada are conducted through Wainoco Oil Corporation with emphasis on exploration, development and production in the western Canadian provinces of British Columbia and Alberta. At December 31, 1995, all estimated proved reserves and approximately 32% of identifiable assets of the Company were located in western Canada. For the year ended December 31, 1995, Canadian operations contributed approximately 71% of the Company's oil and gas revenue.

   During 1995, the exchange rate of the Canadian dollar averaged approximately U.S. $.7290. The accounts of the Canadian division have been translated in accordance with generally accepted accounting principles as described in Note 2 of the Financial Statements in the 1995 Annual Report to Shareholders which is incorporated herein by reference.

   United States. Activities in the United States were conducted through Wainoco Oil & Gas Company. During 1994, all United States exploration ceased and certain properties were sold. During 1995, the remaining oil and gas properties were sold.

Refining Operations
   Wainoco's refining activities are conducted through Frontier, which was acquired in October 1991. The refining facilities are located on approximately 120 acres in Cheyenne, Wyoming, on property owned by Frontier. The refinery's permitted crude capacity is 41,000 bpd with an effective operating capacity of 38,000 bpd, which represents approximately 12% of the rated crude distillation capacity in the Rocky Mountain region. The refinery can also process in excess of 4,000 bpd of purchased natural gasoline, butanes and other petroleum liquids. One of Frontier's competitive advantages relative to most other Rocky Mountain refineries is that it includes substantially all of the major refinery units that comprise a complex refinery, including a coker. Therefore, the refinery has the capability of producing a higher yield of lighter, more valuable petroleum products such as gasoline and diesel fuel from heavier, less costly feedstocks such as heavy sour crude oil. The refinery's units have the capacity to process a high percentage (up to 90%) of lower cost, more abundant sour crude oil. The plant's downstream unit configuration provides gasoline octane capability equal to or higher than that of most of its competitors. Frontier also owns an undivided interest equal to 25,000 bpd in a crude oil pipeline from Guernsey, Wyoming to Cheyenne. This pipeline was constructed to help serve the refinery's long-term strategic crude oil needs.

   The Company's gasoline and distillate sales accounted for more than 83% of 1995 consolidated revenues. As a percent of consolidated revenue, gasoline sales were 52%, 49% and 50% and distillate sales were 31%, 31% and 29% in 1995, 1994 and 1993, respectively.

Industry Segments
   The Company's industry segment information for the three years ended December 31, 1995, and the disclosure of the restructuring of its United States oil and gas operations is set forth in Notes 6 and 8, respectively, of the Financial Statements in the 1995 Annual Report to Shareholders which is incorporated herein by reference.

Operating Hazards and Risks
   The Company's oil and gas exploration and production operations are subject to all of the risks normally incident to the exploration for and production of oil and gas including blow-outs, cratering, pollution and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. A substantial portion, but not all, of such loss would be covered by business interruption, property or other insurance carried by the Company. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company and its financial position and results of operation.

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

   Refining operations - Frontier's business is highly competitive and price is the principal basis of competition. The most important competitive product marketing area in the Rocky Mountain region is the Denver market, principally because it is the major population center in the Rockies.
There are 15 refineries in the Rocky Mountain region (including several owned by major integrated oil companies). In addition, two refineries are located in Denver and three product pipelines from outside the Rockies terminate in the area. Frontier also serves western Nebraska and eastern Wyoming.

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

   Principal Competitors. Based on proximity to the Denver and Cheyenne areas, Frontier's principal competitors in the wholesale segment are Sinclair Oil Company ("Sinclair") with a 54,000 bpd refinery near Rawlins, Wyoming and a 22,000 bpd refinery in Casper, Wyoming, Total Petroleum (North America) Ltd. ("Total") with a 28,000 bpd refinery in Denver, Colorado and Conoco, Inc. ("Conoco") with a 54,000 bpd refinery in Denver, Colorado. Frontier sells its products exclusively at wholesale, principally to independent retailers, jobbers and major oil companies, while Sinclair, Total and Conoco service both the retail and wholesale markets.

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

   Strategic Position. Because Frontier includes substantially all of the major refinery units that comprise a complex refinery, Wainoco believes that it potentially has three significant advantages over its principal competitors and most other refineries in the region.

   First, Frontier has the capacity to process a high percentage (up to 90%) of sour crude oil, while most refineries in the Rocky Mountain region can process only sweet crude or smaller percentages of sour crude. Refineries that have the ability to process sour crude can benefit from the lower cost of sour relative to sweet crude oil, which is often referred to as the "sweet/sour spread." During 1995, Frontier's cost for sour crude oil was approximately $2.94 per barrel lower than its cost for sweet crude.

   Second, Frontier owns a 10,000 bpd coker, which, among other things, enables the refinery to upgrade resid and other heavy feedstocks into lighter, more valuable petroleum products. Under the 1991 10-year agreement to process heavy feedstocks for Conoco, 3,300 bpd of the coker's capacity is reserved for Conoco. There are presently only four other cokers in the region.

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

   Markets. Frontier sells to a broad base of independent retailers, jobbers and major oil companies in the region. Its largest customer, CITGO Petroleum Products, comprises approximately 16% of Frontier's 1995 sales. Prices are determined by local market conditions at the "terminal rack" and the customer typically supplies his own truck transportation.

   Effect of Crude Oil and Refined Product Prices. Frontier's income and cash flow are derived from the margin between its costs to obtain and refine crude oil and the price for which it can sell products produced in its refining process. The price at which Frontier can sell gasoline and its other refined products will be strongly influenced by the price of crude oil. Although an increase or decrease in the price of crude oil generally results in a corresponding increase or decrease in the price of gasoline and refined products, changes in the prices of refined products generally lag behind changes in the price for crude oil, both upward and downward. Frontier maintains inventories of crude oil, intermediate products and refined products, the value of each of which is subject to rapid fluctuations in market prices. Inventories are recorded at the lower of cost on a first-in, first-out ("FIFO") basis or market. A rapid and significant movement in the market prices for crude oil or refined products could have an adverse short-term impact on earnings and cash flow. Crude oil prices, in general, are affected by a number of factors, including domestic and international demand, domestic and foreign energy legislation, production guidelines established by the Organization of Petroleum Exporting Countries ("OPEC"), relative supplies of other fuels, such as natural gas, and changing international economic and political conditions.

   Frontier can process a high percentage of sour crude oil, enabling it to benefit from the lower cost of sour crude relative to sweet crude. Because income and cash flow from refining operations are dependent in part on this cost differential, any narrowing of the sweet/sour crude spread would likely cause a reduction in operating margin and a decrease in earnings and cash flow of Frontier. A narrowing of the sweet/sour crude spread could result from, among other things, a decrease in the supply of sour crude or an increase in sour crude refining capacity of the Frontier's competitors.

   General - Wainoco competes with other oil and gas concerns and other investment opportunities, whether or not related to the petroleum industry, in raising capital. The Company's ability to compete successfully in the capital markets is largely dependent on the success of its oil and gas exploration activities, refining activities and the economic environment in which it operates.

Gas Markets
   The Company sells approximately half of its natural gas production under long-term gas contracts managed by companies (aggregators) who purchase large volumes of natural gas from many producers and resell this gas throughout North America. The price paid for this gas is a "net-back" price per unit of gas established by subtracting transportation, processing, storage and administrative costs from the total revenue generated from the monthly sales of gas. During earlier periods of lower load factors, the Company negotiated the right to market such excess volumes not taken by the primary purchaser, to other markets. Such excess volumes are available to be sold in the spot market.

   To diversify gas sales, optimize production, and mitigate poor price performance on the part of some aggregators, Wainoco increased gas sales under short-term contracts to about half of its total 1995 production. Generally, one-year renewable contracts have been used for this purpose with gas prices that are negotiated annually as a fixed price per unit of sales or a price indexed to the New York Mercantile Exchange (NYMEX) futures price, or indexed to a specific sales point such as Sumas, British Columbia or Empress, Alberta. Firm transportation and gas processing capacity from major pipeline companies have been obtained in Canada to ensure the continued ability to deliver gas pursuant to these contracts. The tariffs associated with this firm pipeline capacity must be paid regardless of the Company's natural gas productive capacity. During 1995 certain pipeline companies required longer term commitments to maintain existing capacity, resulting in an increase in annual pipeline capacity commitments. The Company has not committed for pipeline capacity in excess of our existing deliverability dedicated to short-term gas contracts. Any productive capacity above our firm pipeline capacity must be marketed on an interruptible basis. The Company's commitment for firm pipeline capacity is approximately $3.7 million in 1996, $2.5 million in 1997, $2 million in 1998 to 1999, $1.2 million in 2000, $.6 million in 2001, and $.5 million from 2002 to 2009. The 1996 commitment represents approximately 39% of gross productive capacity, and will approximate 34% from 1997 to 2000, 18% in 2001, and 4% from 2002 to 2009.

Government Regulations
   Canadian Oil & Gas Operations -
   Environmental Laws and Regulations. The Company's oil and gas exploration and production activities are subject to laws and regulations relating to environmental quality and pollution control. Environmental legislation provides for restrictions and prohibitions on spills, releases or emissions of various substances produced in association with certain oil and gas industry operations. It also requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities.
A breach of such legislation may result in the imposition of fines and penalties. In addition, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which will mean stricter standards and enforcement, civil liability, increased fines and penalties for non-compliance (including jail terms), more stringent environmental assessments of proposed projects and a heightened degree of responsibility for the Company, its officers, directors and employees. As well, the trend is away from confining liability to the polluter. Other responsible parties can include present and prior owners, tenants and others. The Company believes that such legislation and regulations have had no material adverse effect on its present method of operation. In the future, changes in Canadian federal, provincial and local government environmental controls could require the Company to make significant expenditures. The magnitude of such expenditures cannot be predicted.

   Royalties and Incentives. Wainoco's Canadian oil and gas production is subject to the payment to provincial governments, among others, of a specified percentage of production revenue as a royalty. Royalties paid to the Province of Alberta are subject to a rebate called the Alberta Royalty Tax Credit ("ARTC"). Prior to 1995, the ARTC was based on a price-sensitive formula using the average West Texas Intermediate (WTI) quarterly oil price. Effective January 1, 1995, gas prices are also included in determination of the ARTC rate. The maximum annual ARTC was
$1.4 million in each of 1995, 1994 and 1993.   The Company recognized
ARTC's of $.5 million, $1.1 million, and $.6 million in 1995, 1994 and 1993, respectively. The Alberta government has made changes and continues to consider further changes in its royalty structure (including royalty exemption periods).

   Free Trade Agreement. The North American Free Trade Agreement ("NAFTA") implemented in 1994 is among the Governments of Canada, the United States and Mexico. NAFTA carries forward most of the material energy terms contained in the Free Trade Agreement ("FTA"). The FTA implemented in 1989 between Canada and the United States was intended to foster a more open North American marketplace with a minimum of direct government interference. Under FTA both countries are prohibited from imposing minimum export or import price requirements or maintaining any discriminatory export taxes, duties or charges. FTA also provides for the elimination of the United States tariffs and the elimination of customs user fees which were previously imposed. NAFTA provides for the reduction of Mexican restrictive trade practices in the energy sector and prohibits discriminatory border restrictions and export taxes. NAFTA also provides for clearer disciplines on regulators to avoid discriminatory actions and to minimize disruption of contractual arrangements, which is important for Canadian natural gas exports.

   United States - Canada Income Tax Convention. Effective January 1, 1996 as a result of the implementation of the 1994 Protocol to the United States
- Canada Income Tax Convention, the Company ceased to be a Canadian resident for Canadian income tax purposes. To minimize the effects of the implementation of the 1994 Protocol, the Company, effective December 1, 1995, undertook an internal reorganization which allowed it to protect certain existing Canadian tax benefits which otherwise would have been lost as a result of the Company ceasing to be a Canadian resident for Canadian tax purposes.

   Refinery Operations - The Company's refinery operations are subject to laws and regulations relating to environmental quality and pollution control. Among these requirements are regulations recently promulgated by the United States Environmental Protection Agency under the authority of Title III of the Clean Air Act Amendments of 1990 (the "Act") which will require the Company to expend approximately $2 million by the statutory compliance deadline of August 1, 1998 to improve the refinery's control of emissions of certain petroleum materials designated as hazardous by the Act. Subsequent rule making authorized by this or other titles of the Act may necessitate additional expenditures in future years. Because other refineries will be required to make similar expenditures, the Company does not expect such expenditures to materially adversely impact its competitive position.

   Frontier is party to agreements with state and federal agencies requiring the investigation and possible eventual remediation of certain areas of Frontier's property which may have been impacted by past operational activities. Over the past ten years, the Company has addressed tasks required under a consent decree ("Consent Decree") entered by the Wyoming State District Court on November 28, 1984 and involving the State of Wyoming, Department of Environmental Quality and the predecessor owners of the refinery. This action primarily addressed the threat of groundwater and surface water contamination at the refinery. As a result of these investigative efforts, substantial capital expenditures and remediation of conditions found to exist have already taken place or are in progress. Additionally, Frontier entered into an administrative order on consent ("Federal Order") with the Environmental Protection Agency on September 24, 1990 pursuant to the Resource Conservation and Recovery Act. The Federal Order requires the technical investigation of the refinery to determine if certain areas have been adversely impacted by past operational activities. Based upon the results of the investigation, additional remedial action could be required by a subsequent administrative order or permit.

   In the wake of new state legislation, the Company and the Wyoming Department of Environmental Quality have recently entered into an administrative consent order ("State Order") that generally parallels the Federal Order and replaces the Consent Decree. (In March 1995, the Consent Decree was dismissed and the State Order issued). The State Order eliminates certain equivocal Consent Decree requirements, unified state and federal regulatory expectations regarding site investigation and remediation and, consequently, helps to streamline certain of the Company's current environmental obligations. It is further anticipated that, in view of Wyoming's recent assumption of federal corrective action powers, the Federal Order may be rescinded.

   The Company has been and will be responsible for costs related to compliance with or remediations resulting from environmental regulations. There are currently no identified environmental remediation projects for which the costs can be reasonably estimated. However, the continuation of the present investigative process, other more extensive investigations over time or changes in regulatory requirements could result in future liabilities.

Seasonality
   Due to seasonal increases in tourist related volume and road construction work, a higher demand exists in the Rocky Mountain region for gasoline and asphalt products during the summer months than during the winter months. Diesel demand is relatively constant throughout the year because two major east-west truck routes, and at least two railroads, extend into or through Frontier's principal marketing area. However, reduced road construction and agricultural work during the winter months does somewhat reduce demand for diesel. The refinery normally schedules its maintenance turnaround work during the spring of each year. During the spring of 1996, Frontier has scheduled no significant turnaround work on its major operating units.

Employees
   At December 31, 1995, the Company had 380 full-time employees, down from 400 a year earlier. The Company's 63 full-time employees in Canadian oil and gas operations include 5 geologists, 1 geophysicist, 2 land men in exploration and development and 5 petroleum engineers in drilling and production. In conjunction with the sale of United States oil and gas properties and the relocation of certain corporate functions, the Company currently expects to further reduce its United States staff by 12 full-time employees during 1996. The Company employs 299 full-time people in the refining operations, 40 at the Denver office and 259 at the refinery. The refinery employees include 78 administrative and technical personnel and 181 union members. The union members are represented by seven bargaining units, the largest being the Oil, Chemical and Atomic Workers International Union. Six AFL-CIO affiliated unions represent the Frontier's craft workers. The Company considers relations with all of its employees to be good. The current three-year contracts expire in May 1996.

ITEM 2.    PROPERTIES
   As used herein and elsewhere in this Form 10-K, bbl means one barrel, bpd means one barrel per day, bopd means one barrel of oil per day, mbbls means one thousand barrels, mmbbls means one million barrels, mmbblse means one million barrels equivalent, mcf means one thousand cubic feet, mmcf means one million cubic feet, bcf means one billion cubic feet, and bcfe means one billion cubic feet equivalent. Equivalent gas is based on British Thermal Units at a ratio of six mcf of gas to one bbl of oil.


Refining Operations

Years Ended December 31,                            1995      1994      1993
-----------------------                           --------  --------  --------
Charges (bpd)
 Sweet crude                                         8,098     6,165     6,581
 Sour crude                                         27,174    27,025    25,909
 Other feed and blend stocks                         5,072     4,105     2,957
                                                  --------  --------  --------
   Total                                            40,344    37,295    35,447

Manufactured product yields (bpd)
 Gasoline                                           17,263    16,106    15,129
 Distillate                                         13,744    13,094    11,777
 Asphalt and other                                   7,951     6,575     7,128
                                                  --------  --------  --------
   Total                                            38,958    35,775    34,034

Total product sales (bpd)
 Gasoline                                           20,767    19,437    19,837
 Distillate                                         13,265    12,628    11,819
 Asphalt and other                                   6,781     6,724     7,682
                                                  --------  --------  --------
   Total                                            40,813    38,789    39,338

Operating margin information (per sales bbl)
 Average sales price                              $  22.14  $  22.06  $  22.60
 Material costs (under FIFO inventory accounting)    18.11     16.18     17.09
                                                  --------  --------  --------
   Product spread                                     4.03      5.88      5.51
 Operating expenses excluding depreciation            3.19      3.45      3.55
 Depreciation                                          .55       .53       .42
                                                  --------  --------  --------
   Operating margin                               $    .29  $   1.90  $   1.54

Manufactured product margin
  before depreciation (per bbl)                   $    .84  $   2.46  $   2.09

Purchased product margin
  (per purchased product bbl)                     $    .98  $   1.35  $   (.41)

Sweet/sour spread (per bbl)                       $   2.94  $   3.61  $   4.48

Average sales price (per sales bbl)
 Gasoline                                         $  24.68  $  24.57  $  25.24
 Distillate                                          23.48     23.48     25.06
 Asphalts and other                                  11.73     12.18     12.00


Oil and Gas Operations
   Wainoco sold all of its United States oil and gas properties reflected in the following oil and gas information prior to December 31, 1995. See "Business - Overview" for a discussion of the sale of United States properties.

   Production - The following table summarizes the Company's net oil and gas production, average daily production, average sales prices and average production "lifting" cost per dollar of oil and gas sales for the periods indicated. Average daily production is computed by dividing net production by the number of days per year. Average sales prices are presented in United States dollars before deduction of production taxes. Production costs are expressed in United States dollars including lifting costs and production taxes. Average production cost is computed by dividing production costs by oil and gas sales.


Years Ended December 31,                            1995      1994      1993
                                                  --------  --------  --------
Net Gas Produced (mmcf)
 Canada                                             15,359    15,325    15,938
 United States                                         593     2,993     2,504
                                                  --------  --------  --------
   Total                                            15,952    18,318    18,442

Average Daily Gas Production (mmcf)
 Canada                                                 42        42        44
 United States                                           2         8         7
                                                  --------  --------  --------
                                                        44        50        51

Average Gas Sales Price (per mcf)
 Canada                                           $    .90  $   1.31  $   1.15
 United States                                        1.62      2.08      2.12
 Weighted Average                                      .93      1.43      1.28
 Canada (C$)                                          1.24      1.79      1.48

Net Oil Produced (bbls)
 Canada                                            284,000   224,000   232,000
 United States                                     409,000   696,000   747,000
                                                  --------  --------  --------
                                                   693,000   920,000   979,000

Average Daily Oil Production (bbls)
 Canada                                                778       614       636
 United States                                       1,121     1,907     2,046
                                                  --------  --------  --------
                                                     1,899     2,521     2,682

Average Oil Sales Price (per bbl)
 Canada                                           $  14.46  $  12.80  $  12.85
 United States                                       15.94     14.99     16.85
 Weighted Average                                    15.33     14.45     15.90
 Canada (C$)                                         19.80     17.52     16.54

Average Production Cost (per dollar of oil and gas sales)
 Canada                                           $    .35  $    .25  $    .25
 United States                                         .52       .43       .45
 Weighted Average                                      .40       .33       .34

Average Production Cost (per BTU equivalent mcf of production)
 Canada                                           $    .37  $    .34  $    .31
 United States                                        1.29      1.01      1.16
 Weighted Average                                      .51       .54       .53


   Oil and gas drilling activities - The following table shows the number of completed wells in which the Company has participated, the net interest to the Company in those wells and the results thereof for the periods indicated (excluding those wells drilled under farm out arrangements). As of December 31, 1995, the Company did not have any wells in progress.

                                 Exploratory                     Development
                      ------------------------------  ------------------------------
                        Oil    Gas      Dry   Total     Oil    Gas      Dry   Total
                      ------  ------  ------  ------  ------  ------  ------  ------
Gross Wells
1995 - Canada              8       2       6      16       2       0       1       3


1994 - Canada              3      12      10      25       0      12       3      15
       United States       3       1       3       7       0       6       0       6
                      ------  ------  ------  ------  ------  ------  ------  ------
                           6      13      13      32       0      18       3      21

1993 - Canada              5       8       7      20       0       0       0       0
       United States       0       0       2       2      15       0       1      16
                      ------  ------  ------  ------  ------  ------  ------  ------
                           5       8       9      22      15       0       1      16

Net Wells
1995 - Canada           4.36    1.20    4.06    9.62    1.20       0    0.06    1.26

1994 - Canada           0.64    5.85    4.08   10.57       0    2.22    0.42    2.64
       United States    1.50    0.25    0.95    2.70       0    0.12       0    0.12
                      ------  ------  ------  ------  ------  ------  ------  ------
                        2.14    6.10    5.03   13.27       0    2.34    0.42    2.76

1993 - Canada           2.34    2.80    3.15    8.29       0       0       0       0
       United States       0       0    0.46    0.46    0.09       0    0.44    0.53
                      ------  ------  ------  ------  ------  ------  ------  ------
                        2.34    2.80    3.61    8.75    0.09       0    0.44    0.53

   Principal oil and gas properties - The following presentation is a summary description of the Company's most significant oil and gas properties. During 1995, the Company's production was not curtailed other than for mechanical problems relating to pipeline and compressor repairs and maintenance, with the exception of 267 mmcf which was voluntarily held from the market by the Company due to extremely low natural gas prices in British Columbia.

   The Muskrat area (British Columbia) was placed on production throughout 1995. The Company has an average working interest of 53.6% in the area. Oil production is sold to Northridge Petroleum Marketing Inc., and all of the natural gas is sold to Canadian industrial gas users or to export markets in the United States under short-term contracts.

   In the Monias area (British Columbia), the Company has an average working interest of 41.5%. Two pipelines collect gas from the area, allowing the Company flexibility in seeking gas purchasers. In 1995, Wainoco sold 86% of its gas sales under long-term contracts to CanWest Gas Supply Inc. (CanWest), Northwest Pacific Energy Marketing Inc. and B.C. Gas Inc. and 14% to Canadian industrial gas users or exported to the United States under short-term contracts.

   In the Maple Glen-Leo area (Alberta), the Company has an average working interest of 45.5%. During 1995, 99% of gas sales were made under long-term contracts with Pan-Alberta Gas Ltd. (Pan-Alta) and Western Gas Marketing Limited (WGML) and Altresco Pittsfield, a cogeneration market, while 1% was sold into the Alberta industrial gas market.

   In the Wardlow area (Alberta), the Company has an average working interest of 85.6% and 27 additional undeveloped well locations on proved acreage. Wainoco holds overriding royalty interests in 17,280 gross proved acres and 2,560 gross unproved acres. During 1995, 98% of production was sold under long-term contracts to Pan-Alta and WGML, while 2% was sold into the Alberta industrial gas market.

In the Oak field (British Columbia), the Company has an average working interest of 44.5%. During 1995, Wainoco sold 47% of gas to CanWest under long-term contracts with 53% sold to Canadian industrial gas users or exported to the U.S. under short-term contracts.

   In the Septimus area (British Columbia), the Company has an average working interest of 58.8%. In 1995, Wainoco sold 20% of production under long-term contracts to BC Gas Inc., and 80% of production was sold to Canadian industrial gas users or to export markets in the United States under short-term contracts. In the North Cache field (British Columbia), the Company has an average working interest of 60.5%. During 1995, 72% of production was sold under long-term contracts to CanWest and 28% was sold to Canadian industrial gas users or to export markets in the United States under short-term contracts.

   The following table presents Canadian data for the year and as of December 31, 1995.

                                                                    Average Daily
                                                                     Production    Proved Reserves  Discounted
                                                                   --------------  ---------------  ----------
                                   Gross  ----Gross Acreage------    Gas     Oil      Gas     Oil    Net Cash
                                   Wells  Productive  Undeveloped   (mcf)  (bbls)  (mmcf)  (mbbls)     Flows
                                  ------  ----------  -----------  ------  ------  ------  ------  ------------
                                                                                                  (in thousands)
Muskrat area, British Columbia        11       3,546        7,474     191     153   6,170   1,144  $     13,303
Monias area, British Columbia         38      20,383       14,678  10,256      31  30,227     111        10,432
Maple Glen-Leo area, Alberta          61      45,563        5,440   5,484      34   9,331      61         5,640
Wardlow area, Alberta                116      18,240        2,080   3,243       0   8,554       0         4,166
Oak area, British Columbia            16       8,033        5,881   5,273     104   3,846     156         3,409
Septimus area, British Columbia        4       1,947       13,573   2,328      12   9,207      45         3,317
North Cache field, British Columbia    5       2,760        3,758   2,257      24   7,970     104         2,662


   Productive wells - The following table shows the Company's gross and net interests in Canadian productive oil and gas wells at December 31, 1995.

                                   Gross      Net
                                  ------    ------
                 Oil                  98     23.79
                 Gas                 411    209.96
                                  ------    ------
                      Total          509    233.75
                                  ======    ======


One or more completions in the same bore hole are counted as one well. The data in the table includes 42 gross (34.1 net) gas wells and 2 gross (1.2 net) oil wells with multiple completions.

   Acreage - The table below summarizes the Company's interest in Canadian productive and undeveloped acreage as of December 31, 1995.

                                               Productive        Undeveloped
                                          ------------------  ------------------
                                           Gross      Net       Gross     Net
                                          --------  --------  --------  --------
Alberta                                    279,760    79,277   149,691    66,976
British Columbia                            68,535    24,894   111,411    57,462
Northwest Territories and Beaufort Sea           0         0    12,775       262
                                          --------  --------  --------  --------
                                           348,295   104,171   273,877   124,700
                                          ========  ========  ========  ========

   Reserves - The information which presents the estimated net quantities of the Company's proved oil and gas reserves and the standardized measure of discounted future net cash flows attributable to such reserves under the heading "Supplemental Financial Information" in the 1995 Annual Report to Shareholders is incorporated herein by reference.

Other Properties
   The Company leases approximately 27,000 square feet of office space in Houston for its corporate headquarters and its previous U.S. oil and gas exploration and production headquarters under a six-year lease expiring in 1998. During the first quarter of 1996, the Company plans to move its corporate headquarters to a 3,300 square feet location in Houston and is in the process of marketing its previous Houston office space for sublease.
In Canada, the Company leases approximately 17,000 square feet in Calgary for its Canadian oil and gas exploration and production office under a lease expiring in 2000. Frontier leases approximately 16,000 square feet in Englewood, Colorado for its refining operations headquarters under a seven-year lease expiring in 2002.

ITEM 3.     LEGAL PROCEEDINGS
   There are no legal proceedings which in the opinion of management would have a material adverse impact on the Company. See Item 1. Business - Government Regulations regarding certain ongoing proceedings regarding environmental matters.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS
   The information in the 1995 Annual Report to Shareholders under the heading "Common Stock" is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA
   The information in the 1995 Annual Report to Shareholders under the heading "Five Year Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information in the 1995 Annual Report to Shareholders under the heading "Financial Review" is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
   The financial statements and the data contained in the 1995 Annual Report to Shareholders are incorporated herein by reference. See index to financial statements and supplemental data appearing under Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
   None.

PART III

   The information called for by Part III of this Form is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of its last fiscal year.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements and Supplemental Data                      Page*


 Consolidated Statements of Operations                                  15
 Consolidated Balance Sheets                                            16
 Consolidated Statements of Cash Flows                                  17
 Consolidated Statements of Shareholders' Equity                        18
 Notes to Financial Statements                                          19
 Report of Independent Public Accountants                               28
 Oil and Gas Producing Activities                                       29
 Selected Quarterly Financial Data                                      13

 *Reference to pages in the 1995 Annual Report to Shareholders (as published), which portions thereof are incorporated herein by reference.

(a)2. Financial Statements Schedules
 Report of Independent Public Accountants
 Schedule I - Condensed Financial Information of Registrant

 Other Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)3. List of Exhibits
*3.1  -     Articles of Domestication of the Company, as amended (filed as
            Exhibit 2.3 to Registration Statement No. 2-62518 and Exhibit
            2.2 to Registration Statement No. 2-69149).

*3.2  -     Fourth restated By-Laws of the Company as amended through
            February 20, 1992 (filed as Exhibit 3.2 to Form 10-K dated
            December 31, 1992).

*4.1  -     Indenture dated as of October 1, 1978, between the Company and
            First City National Bank of Houston, as Trustee relating to the
            Company's 10 3/4% Subordinated Debentures due 1998 (filed as
            Exhibit 2.5 to Registration Statement No. 2-59649).

*4.2  -     Agreement of Resignation, Appointment and Acceptance by and
            among the Company, First City National Bank of Houston
            (Resigning Trustee) and Texas Commerce Bank National
            Association, Houston, (Successor Trustee) relating to the
            Company's 10 3/4% Subordinated Debentures due 1998 (filed as
            Exhibit 4.2 to Form 10-K dated December 31, 1985).

*4.3  -     First Supplemental Indenture dated as of January 20, 1987
            between the Company and Texas Commerce Bank National
            Association, supplementing and amending the Indenture dated as of October 1, 1978, relating to the Company's 10 3/4% Subordinated
            Debentures due 1998 (filed as Exhibit 4.3 to Form 10-K dated
            December 31, 1986).

*4.6  -     Indenture dated as of June 1, 1989 between the Company and
            Texas Commerce Trust Company of New York as Trustee relating to the Company's 7 3/4% Convertible Subordinated Debentures due 2014
            (filed as Exhibit 4.6 to Form 10-K dated December 31, 1989).

*4.7  -     Indenture dated as of August 1, 1992 between the Company and
            Bank One, N.A., as Trustee relating to the Company's 12% Senior
            Notes due 2002 (filed as Exhibit 4.7 to Form 10-K dated
            December 31, 1992).

10.1  -     Amended and Restated Credit Agreement dated January 30, 1996 with J.P. Morgan Bank Canada and Paribas Bank of Canada.

*10.2 - Revolving Credit and Letter of Credit Agreement dated August 10, 1992 among Frontier Oil and Refining Company, certain banks and Union Bank (filed as Exhibit 10.8 to Form 10-K dated December 31, 1992).

*10.3 - First Amendment dated October 8, 1992 to Loan Agreement among Frontier Oil and Refining Company, certain banks and Union Bank (filed as Exhibit 10.9 to Form 10-K dated December 31, 1992).

*10.4 - Waiver and Amendment dated March 17, 1993 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as Exhibit 10.19 to Form 10-K dated December 31, 1993).

*10.5 - Second Amendment dated April 30, 1993 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as
            Exhibit 10.20 to Form 10-K dated December 31, 1993).

*10.6 - Waiver letter dated August 31, 1993 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as
            Exhibit 10.21 to Form 10-K dated December 31, 1993).

*10.7 - Waiver letter dated October 15, 1993 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as
            Exhibit 10.22 to Form 10-K dated December 31, 1993).

*10.8 - Third Amendment dated December 31, 1993 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as
            Exhibit 10.23 to Form 10-K dated December 31, 1993).

*10.9 - Fourth Amendment dated July 6, 1994 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as
            Exhibit 10.03 to Form 10-Q dated June 30, 1994).

*10.10 - Fifth Amendment dated July 1, 1995 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as
            Exhibit 10.04 to Form 10-Q dated June 30, 1995).

*10.11 - First Amendment to Guaranty dated October 18, 1992, to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as Exhibit 10.05 to Form 10-Q dated June 30, 1995).

*10.12 - Second Amendment to Guaranty dated December 31, 1993, to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as Exhibit 10.06 to Form 10-Q dated June 30, 1995).

*10.13 - Third Amendment to Guaranty dated July 6, 1994 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as Exhibit 10.07 to Form 10-Q dated June 30, 1995).

*10.14 - Fourth Amendment to Guaranty dated July 1, 1995, to Loan Agreement dated August 10, 1992 with certain banks and Union Bank (filed as Exhibit 10.08 to Form 10-Q dated June 30, 1995).

 10.15 - Fifth Amendment to Guaranty dated September 8, 1995 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank.

*10.16 - Credit Agreement dated September 10, 1993 among Wainoco Oil & Gas Company and Cullen Center Bank and Trust (filed as Exhibit
            10.24 to Form 10-K dated December 31, 1993).

*10.17 - The 1968 Incentive Stock Option Plan as amended and restated (filed as Exhibit 10.1 to Form 10-K dated December 31, 1987).

*10.18 -    The 1977 Stock Option Plan as amended and restated (filed as
            Exhibit 10.2 to Form 10-K dated December 31, 1989).

*10.19 -    1995 Stock Grant Plan for Non-employee Directors (filed as
            Exhibit 10.14 to Form 10-Q dated June 30, 1995).

*10.20 - Wainoco Deferred Compensation Plan dated October 29, 1993 (filed as Exhibit 10.19 to Form 10-K dated December 31, 1994).

*10.21 - Wainoco Deferred Compensation Plan for Directors dated May 1, 1994 (filed as Exhibit 10.20 to Form 10-K dated December 31,
            1994).

*10.22 - Executive Employment Agreement dated April 3, 1995 between the Company and James R. Gibbs (filed as Exhibit 10.09 to Form 10-Q dated June 30, 1995).

*10.23 - Executive Employment Agreement dated April 3, 1995 between the Company and Julie H. Edwards (filed as Exhibit 10.10 to Form 10-Q dated June 30, 1995).

*10.24 - Executive Employment Agreement dated April 3, 1995 between the Company and S. Clark Johnson (filed as Exhibit 10.11 to Form 10-Q dated June 30, 1995).

*10.25 - Executive Employment Agreement dated April 3, 1995 between the Company and Robert D. Jones (filed as Exhibit 10.12 to Form 10-Q dated June 30, 1995).

*10.26 - Executive Employment Agreement dated April 3, 1995 between the Company and George E. Aldrich (filed as Exhibit 10.13 to Form 10-Q dated June 30, 1995).

 13.1  -    Portions of the Company's 1995 Annual Report covering pages
            9 through 13, 15 through 33 and the inside back cover.

 21.1  -    Subsidiaries of the Registrant.

 23    -    Consent of Arthur Andersen LLP.

 27    -    Financial Data Schedule.

*Asterisk indicates exhibits incorporated by reference as shown.

(b)   Reports on Form 8-K
   No reports on Form 8-K have been filed by the Company during the fourth quarter of 1995.

(c)   Exhibits
   The Company's 1995 Annual Report is available upon request.
   Shareholders of the Company may obtain a copy of any other exhibits to this Form 10-K at a charge of $.25 per page. Requests should be directed to:

    Larry Bell
    Wainoco Oil Corporation
    10000 Memorial Drive, Suite 600
    Houston, Texas 77024-3411

(d)   Schedules
   Report of Independent Public Accountants on Financial Statement Schedules:

To Wainoco Oil Corporation:
   We have audited in accordance with generally accepted auditing standards, the financial statements included in Wainoco Oil Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1996. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                              ARTHUR ANDERSEN LLP

Houston, Texas
February 12, 1996


Wainoco Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
As of December 31,                                               Schedule I
---------------------------------------------------------------------------
(in thousands)

                                                    1995      1994
                                                  --------  --------
ASSETS
Current Assets:
   Cash and cash equivalents                      $  3,275  $  2,102
   Receivables                                       3,457     4,276
   Other current assets                                132       326
                                                  --------  --------
      Total current assets                           6,864     6,704
                                                  --------  --------
Property, Plant and Equipment, at cost -
   Oil and gas properties, on a full-cost basis    164,711   151,184
   Furniture, fixtures and other                       879       751
                                                  --------  --------
                                                   165,590   151,935
   Less - Accumulated depreciation,
     depletion and amortization                    (94,956)  (83,489)
                                                  --------  --------
                                                    70,634    68,446
Investment in and notes from Subsidiaries          136,538   153,875
Other Assets                                         4,715     5,136
                                                  --------  --------
                                                  $218,751  $234,161
                                                  ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                               $  4,214  $  4,070
   Other accrued liabilities                         5,428     6,146
                                                  --------  --------
      Total current liabilities                      9,642    10,216
                                                  --------  --------
Deferred Income Taxes                                1,718     1,718
Deferred Revenues and Other                            863       535
Payable to Affiliated Companies                     34,591    16,446
Long-Term Debt                                     145,377   155,797

Shareholders' Equity                                26,560    49,449
                                                  --------  --------

                                                  $218,751  $234,161
                                                  ========  ========

The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries" are an integral part of these financial statements.


Wainoco Oil Corporation
Condensed Financial Information of Registrant
Statements of Operations
For the three years ended December 31,                        Schedule I
------------------------------------------------------------------------
(in thousands)
                                              1995      1994      1993
                                            --------  --------  --------
Revenues:
  Oil and gas sales                         $ 17,964  $ 22,901  $ 21,250
  Equity in earnings of subsidiaries          (1,149)    1,122    16,599
  Other income                                 3,011     1,232       991
                                            --------  --------  --------
                                              19,826    25,255    38,840
                                            --------  --------  --------
Costs and Expenses:
  Oil and gas operating costs                  6,287     5,672     5,326
  Selling and general expenses                 4,958     4,790     4,494
  Depreciation, depletion and amortization     9,641    10,407     9,347
                                            --------  --------  --------
                                              20,886    20,869    19,167
                                            --------  --------  --------

Operating Income (Loss)                       (1,060)    4,386    19,673
Interest Expense, net                         17,932    17,828    17,684
                                            --------  --------  --------

Income (Loss) Before Income Taxes            (18,992)  (13,442)    1,989
Provision (Benefit) for Income Taxes             133      (835)     (515)
                                            --------  --------  --------

Net Income (Loss)                           $(19,125) $(12,607) $  2,504
                                            ========  ========  ========


The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries" are an integral part of these financial statements.

Wainoco Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flows
For the three years ended December 31,                             Schedule I
-----------------------------------------------------------------------------
(in thousands)


                                                   1995      1994      1993
                                                 --------  --------  --------
Operating Activities
  Net income (loss)                              $(19,125) $(12,607) $  2,504
  Equity in earnings of subsidiaries                1,149    (1,122)  (16,599)
  Dividends paid to Parent                         14,450    22,750     9,860
  Depreciation, depletion and amortization          9,641    10,407     9,347
  Other                                              (246)     (375)      591
                                                 --------  --------  --------
Net cash provided by operating activities           5,869    19,053     5,703

Investing Activities
  Additions to property, plant and equipment      (11,345)  (10,817)   (6,480)
  Proceeds from sale of property                    2,692       928       945
  Acquisition costs and other                         486    (1,233)      343
                                                 --------  --------  --------
Net cash used by investing activities              (8,167)  (11,122)   (5,192)
                                                 --------  --------  --------

Financing Activities
  Long-term borrowings -
     Bank debt                                     30,000    10,664    18,700
  Repayments -
     Bank debt                                    (30,000)  (10,664)  (22,700)
     12% Senior Notes                              (8,000)        0         0
     Debentures                                    (2,500)   (2,500)   (4,999)
  Common stock offering & commitments                   0         0    21,725
  Change in intercompany balances, net             14,000    (3,829)  (13,665)
  Other                                                 9        38       (20)
                                                 --------  --------  --------
Net cash provided (used) by financing activities    3,509    (6,291)     (959)
Effect of exchange rate changes on cash               (38)      (36)     (215)
                                                 --------  --------  --------

Increase (decrease) in cash and cash equivalents    1,173     1,604      (663)
Cash and cash equivalents - beginning of period     2,102       498     1,161
                                                 --------  --------  --------
Cash and cash equivalents - end of period        $  3,275  $  2,102  $    498
                                                 ========  ========  ========


The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries" are an integral part of these financial statements.

Wainoco Oil Corporation
Notes to Condensed Financial Information of Registrant
December 31, 1995                                                Schedule I
---------------------------------------------------------------------------

(1)  General

  The accompanying condensed financial statements of Wainoco Oil
Corporation (Registrant) should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's 1995 Annual Report to Shareholders.

(2)  Oil and gas properties

  All of the Registrant's oil and gas properties are located in Canada. Information relating to the Registrant's oil and gas operations is disclosed in the "Notes to the Financial Statements of Wainoco Oil Corporation and Subsidiaries."

(3)  Long-term debt

  The components (in thousands) of long-term debt are as follows:

                                              1995      1994
                                            --------  --------
12% Senior Notes                            $ 92,000  $100,000
7 3/4% Convertible Subordinated Debentures    46,000    46,000
10 3/4% Subordinated Debentures                7,377     9,797
                                            --------  --------
                                            $145,377  $155,797
                                            ========  ========

(4)  Five-year maturities of long-term debt

  The estimated five-year maturities of long-term debt are $2.5 million in 1997, $5.0 million in 1998 and $2.3 million in 2000.

(5)  Restructuring of operations

  Wainoco's subsidiary, Wainoco Oil & Gas Company, ceased oil and gas exploration activities in the United States in 1994 and sold all of its United States oil and gas properties in 1994 and 1995. Information relating to the restructuring and sale are disclosed in the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries."

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.


                                  WAINOCO OIL CORPORATION



                                   By: /s/ James R. Gibbs
                                       ------------------------------
                                       James R. Gibbs
                                       President
                                       (chief executive officer)


Date:  February 20, 1996


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Wainoco Oil Corporation and in the capacities and on the date indicated.



/s/ James R. Gibbs                     /s/ Paul B. Loyd, Jr.
------------------------------         ------------------------------
James R. Gibbs                         Paul B. Loyd, Jr.
President and Director                 Director
(chief executive officer)



/s/ Julie H. Edwards                   /s/ James S. Palmer
-----------------------------          ------------------------------
Julie H. Edwards                       James S. Palmer
Senior Vice President - Finance and    Director
Chief Financial Officer
(principal financial officer)



/s/ George E. Aldrich                  /s/ Derek A. Price
-----------------------------          ------------------------------
George E. Aldrich                      Derek A. Price
Vice President - Controller            Director
(principal accounting officer)



/s/ Douglas Y. Bech                    /s/ Carl W. Schafer
-----------------------------          ------------------------------
Douglas Y. Bech                        Carl W. Schafer
Director                               Director

Date:  February 20, 1996