Form 10-Q
period 1996-03-31
WAINOCO OIL CORP
filed 1996-05-03
CIK 110430

WAINOCO OIL CORPORATION

                               10-Q

                          March 31, 1996






         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q



X Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996
                                OR


    Transition Report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from . . . . to . . . .


                  Commission file number 1-7627



                     WAINOCO OIL CORPORATION
      (Exact name of registrant as specified in its charter)


              Wyoming                                       74-1895085
   (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)              Identification No.)


   10000 Memorial Drive, Suite 600                         77024-3411
          Houston, Texas                                   (Zip Code)
(Address of principal executive offices)


Registrant's telephone number, including area code: (713) 688-9600


   1200 Smith Street, Suite 2100, Houston, Texas    77002-4367

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

Registrant's number of common shares outstanding as of May 3, 1996:  27,256,002

                     WAINOCO OIL CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTER ENDED MARCH 31, 1996


                              INDEX

                                                             Page

Part I - Financial Information

  Item 1. Financial Statements                                 1

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                  6

Part II - Other Information                                   12



Definition of Terms

mcf = thousand cubic feet
mmcf = million cubic feet
bbl = barrel
bbls = barrels
bpd = barrels per day
mbbls = thousand barrels


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share)


For the three months ended March 31,              1996          1995
                                              ------------  ------------

Revenues:
  Refined products                            $    75,304   $    67,942
  Oil and gas sales                                 4,985         7,698
  Other                                             1,274         1,708
                                              ------------  ------------
                                                   81,563        77,348
                                              ------------  ------------

Costs and Expenses:
  Refining operating costs                         74,381        69,607
  Oil and gas operating costs                       1,181         3,022
  Selling and general expenses                      2,602         3,083
  Depreciation, depletion and amortization          4,529         6,115
                                              ------------  ------------
                                                   82,693        81,827
                                              ------------  ------------
Operating Loss                                     (1,130)       (4,479)
Interest Expense, Net                               4,202         5,081
                                              ------------  ------------
Loss Before Income Taxes                           (5,332)       (9,560)
Provision for Income Taxes                            110            31
                                              ------------  ------------
Loss                                          $    (5,442)  $    (9,591)
                                              ============  ============
Loss Per Share                                $      (.20)  $      (.35)
                                              ============  ============





The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

March 31, 1996 and December 31, 1995                 1996          1995
                                                 ------------  ------------

ASSETS
Current Assets:
  Cash, including cash equivalents of
     $302 in 1996 and $1,000 in 1995             $     2,452   $     6,045
  Trade receivables                                   18,298        20,022
  Joint operators and other receivables                2,566         2,345
  Inventory of crude oil, products and other          26,953        19,736
  Other current assets                                   666           708
                                                 ------------  ------------
     Total current assets                             50,935        48,856
                                                 ------------  ------------
Property and Equipment, at cost:
  Oil and gas properties, on a full-cost basis       167,544       164,711
  Refinery and pipeline                              138,447       137,598
  Furniture, fixtures and other equipment              4,489         4,416
                                                 ------------  ------------
                                                     310,480       306,725
  Less - Accumulated depreciation, depletion
     and amortization                                127,323       122,404
                                                 ------------  ------------
                                                     183,157       184,321

Other Assets                                           5,027         5,205
                                                 ------------  ------------
                                                 $   239,119   $   238,382
                                                 ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                               $    36,801   $    35,909
  Oil and gas proceeds payable                         2,360         2,705
  Accrued interest                                     3,064         5,230
  Accrued turnaround cost                              1,160           882
  Other accrued liabilities                            3,951         6,615
                                                 ------------  ------------
     Total current liabilities                        47,336        51,341
                                                 ------------  ------------

Long-Term Debt, net of current maturities:
  Revolving credit facilities                          6,200             -
  12% Senior Notes                                    94,000        92,000
  7 % Convertible Subordinated Debentures             46,000        46,000
  10 % Subordinated Debentures                         7,390         7,377
                                                 ------------  ------------
                                                     153,590       145,377
                                                 ------------  ------------

Deferred Credits and Other                             8,467         6,782

Deferred Income Taxes                                  2,418         2,418

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares
     authorized, no shares issued                          -             -
  Common stock, no par, 50,000,000 shares
     authorized, 27,313,502 shares issued in
     1996 and 1995                                    57,172        57,172
  Paid-in capital                                     81,767        81,767
  Retained earnings (deficit)                       (103,471)      (98,029)
  Cumulative translation adjustment                   (7,901)       (8,187)
  Treasury stock, 57,500 shares                         (259)         (259)
                                                 ------------  ------------
     Total Shareholders' Equity                       27,308        32,464
                                                 ------------  ------------

                                                 $   239,119   $   238,382
                                                 ============  ============


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the three months ended March 31,                 1996          1995
                                                 ------------  ------------

OPERATING ACTIVITIES
Loss                                             $    (5,442)  $    (9,591)
Depreciation, depletion and amortization               4,529         6,115
Deferred credits and other                             1,110           830
                                                 ------------  ------------
                                                         197        (2,646)
Change in working capital from operations             (8,650)       (3,544)
                                                 ------------  ------------
  Net cash provided by (used in) operating
      activities                                      (8,453)       (6,190)

INVESTING ACTIVITIES
Additions to property and equipment                   (3,789)       (6,454)
Sales of oil and gas properties                          123         7,018
Net cash received (distributed) as operator
      of properties                                      420          (354)
                                                 ------------  ------------
  Net cash provided by (used in) investing
      activities                                      (3,246)          210

FINANCING ACTIVITIES
Long-term borrowings -
  Bank debt                                           10,028         5,100
  12% Senior Notes                                     2,000             -
Repayments of long-term bank debt                     (3,828)         (500)
Other                                                   (101)          (41)
                                                 ------------  ------------
  Net cash provided by financing activities            8,099         4,559

Effect of exchange rate changes on cash                    7           (14)
                                                 ------------  ------------
Decrease in Cash and Cash Equivalents                 (3,593)       (1,435)
Cash and Cash Equivalents, beginning of period         6,045         5,831
                                                 ------------  ------------
Cash and Cash Equivalents, end of period         $     2,452   $     4,396
                                                 ============  ============


The accompanying notes are an integral part of these financial statements.

WAINOCO OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 1996
(Unaudited)

1.  Financial statement presentation and earnings per share

Financial statement presentation
    The condensed consolidated financial statements include the accounts of Wainoco Oil Corporation, a Wyoming Corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc. ("Frontier" or the "Refinery") and Wainoco Oil & Gas Company, collectively referred to as Wainoco or the Company. These financial statements have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Wainoco believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in Wainoco's annual report on Form 10-K for the year ended December 31, 1995.

Earnings per share
    Primary and fully diluted earnings per share have been computed based on the weighted average number of common shares outstanding and did not assume the exercise of stock option shares as a loss was incurred. The primary and fully diluted average shares outstanding for the three months ended March 31, 1996 and 1995 were 27,256,002 and 27,250,842, respectively.

2.  Schedule of major components of inventory


                                                   March 31,   December 31,
                                                     1996          1995
                                                 ------------  ------------
                                                       (in thousands)


Crude oil                                        $     5,414   $     2,517
Unfinished products                                    4,017         4,016
Finished products                                     10,719         6,629
Chemicals and in-transit inventory                       997         1,060
Repairs and maintenance supplies and other             5,806         5,514
                                                 ------------  ------------
                                                 $    26,953   $    19,736
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

    As of March 31, 1996, the present value of future net income from estimated Canadian oil and gas proved reserves exceeded the related capitalized property costs. Future price declines, if any, might require Wainoco to provide additional provisions for DD&A in future periods.

4.  Restructuring of operations

    In the third quarter of 1994, Wainoco announced its intention to cease all exploration in the United States and sell its United States oil and gas assets.
During 1995, Wainoco completed the sales process and ended its production activities in the United States. In the fourth quarter of 1995, Wainoco accrued restructuring losses of $1.7 million, net of a $.7 million property disposition gain. With respect to the restructuring loss, during the three months ended March 31, 1996, the Company paid liabilities of approximately $1.5 million, reduced related accruals of $88,000 (which together with the reduction of other accruals resulted in other income of $731,000) and has a remaining restructuring accrual approximating $.8 million.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS
Three months ended March 31, 1996 compared with the same period in 1995

  The Company had a loss for the three months ended March 31, 1996 of $5,442,000, or $.20 per share, compared to a loss of $9,591,000, or $.35 per share, for the same period in 1995. Operating income increased $3,349,000 in 1996 to a loss of $1,130,000, attributable to an increase in refining operating income of $1,726,000, an increase in Canadian oil and gas operating income of $888,000, and other income in 1996 including $731,000 associated with the disposition of United States oil and gas operations due to the reduction of certain accruals. Other income for the first quarter of 1995 included $856,000 received in settlement of a contract dispute which was included in refining operating income.

  Refining operating income increased in 1996 versus 1995 due to an increase in refined product revenues partially offset by an increase in refining operating costs. Refined products revenues increased $7,362,000 or 11%. The increase in refined products revenues resulted from a $1.70 per bbl increase in average product sales prices. Refined product sales volumes also increased 1% in 1996 over 1995 levels. Yields of gasoline and distillate increased by 13% and 10%, respectively, from the same period in 1995. The 1995 yields were negatively impacted by an explosion of natural gas that migrated from a leaking pipeline near the refinery.

  Refining operating costs increased $4,774,000 or 7% over 1995 levels primarily as a result of significant increase in material costs offset by a decrease in refinery operating expense. Material costs increased approximately
8% or $1.53 per bbl in 1996 due to the increase in oil price. Additionally, the sweet/sour spread declined 21% to average $2.53 per bbl in 1996, as a result of the increased competition for Wyoming sour crude oil and the alternate sour crudes. Refinery operating expense decreased $.62 per bbl to $3.15 per bbl in 1996 as a result of Frontier's recovery in the first quarter of 1996 of approximately $1.3 million by mediated settlement, of repair costs related to the 1995 pipeline gas explosion. The repair costs approximating
$1.3 million, and related recovery, were included in refinery operating expense in the first quarter of 1995 and 1996, respectively. The amount recovered was lower than the claim amount primarily due to a reduction in the business interruption claim.

  Oil and gas revenues decreased $2,713,000 or 35% in the first three months of 1996 due to the disposition in 1995 of oil and gas operations in the United
States (1995 - $3,148,000, 1996 - nil), partially offset by a 10% increase in Canadian oil and gas revenues of $435,000 in 1996.

  The increase in Canadian oil and gas operating income for the three months ended March 31, 1996 is due to an increase in Canadian oil and gas revenues and decreased Canadian operating costs versus 1995. In 1996, Canadian oil revenue increased 78% over 1995 levels to $1,501,000 as a result of a 60% increase in sales volumes and an 11% increase in average oil price. The average price increase was attributable to an increase in the price of crude oil, together with an increase in the weighting of oil versus liquids in 1996 as a result of commencement of production from the Company's 1995 oil discoveries. In the first quarter of 1996, Canadian gas revenue decreased $222,000 or 6%, attributable to a 12% decrease in sales volume offset by a 5% improvement in gas price over 1995. The gas sales volume decline in 1996 was attributable to productivity declines at various areas, and operating difficulties encountered due to the prolonged abnormally cold winter conditions in 1996.

  Oil and gas operating costs decreased $1,841,000 or 61% in the first three months of 1996 of which $1,552,000 was related to United States oil and gas operations included in 1995. In Canada, operating costs decreased $289,000 or 20% in 1996 due to various cost reduction factors including production curtailment or disposition of abnormally high operating cost areas, implementation of cost reduction procedures, and inclusion in 1996 of certain annual joint venture adjustments at areas operated by Wainoco.

  Selling and general expenses decreased $481,000 or 16% to $2,602,000 for the three months ended March 31, 1996 primarily as a result of staff reductions associated with disposition of United States oil and gas operations in late 1995. The three months ended March 31, 1996 also includes $240,000 of salary and related expense of certain United States employees who were not retained subsequent to March 31, 1996.

  Depreciation, depletion and amortization decreased $1,586,000 or 26% in the 1996 three-month period as compared to the same period in 1995 of which $1,470,000 related to United States oil and gas operations included in 1995.
In 1996, Canadian oil and gas DD&A decreased $274,000 or 11% as a result of a 18% decline in average DD&A rate partially offset by DD&A attributable to higher oil and gas revenues in the first quarter of 1996 versus 1995. In
Canada, the oil and gas DD&A rate as a percentage of sales decreased from 57% in 1995 to 47% in 1996, primarily as a result of oil reserves discovered throughout 1995 and the improved oil price in 1996 versus 1995.

  The interest expense reduction of $879,000 or 17% in 1996 was attributable to the repayment of long term debt in 1995 utilizing the sale proceeds on disposition of the United States oil and gas properties. Average long term debt for the first quarter decreased from $173 million in 1995 to $153 million in 1996.



                   OPERATING EARNINGS BY SEGMENT

    The following (in thousands) presents the operating income (loss) by operating segment, by country for the three months ended March 31, 1996 and 1995. Operating income (loss) is income (loss) before net interest expense and provision for income taxes and does not include unallocated net corporate expenses of $912,000 and $622,000 in the three months ended March 31, 1996 and 1995, respectively. In 1995, the Company completed disposition of the oil and gas assets located in the United States, and accordingly the segmented information below reflects only the oil and gas activity conducted in Canada.



                                                               Oil and Gas
                                                  Refining       Canada        Total
                                                 ----------    ----------    ----------

Three Months Ended March 31,
1996 - Operating margin                          $   1,185     $   4,085     $   5,270
       Selling and general expenses                  1,063           627         1,690
       Depreciation, depletion and amortization      2,211         2,318         4,529
                                                 ----------    ----------    ----------
         Operating income (loss)                 $  (2,089)    $   1,140     $    (949)
                                                 ==========    ==========    ==========

1995 - Operating margin                          $    (548)    $   3,478     $   2,930
       Selling and general expenses                  1,214           634         1,848
       Depreciation, depletion and amortization      2,053         2,592         4,645
                                                 ----------    ----------    ----------
          Operating income (loss)                $  (3,815)    $     252     $  (3,563)
                                                 ==========    ==========    ==========


The 1996 segmented operating earnings disclosed above excludes $731,000 of other income associated with the disposition of United States oil and gas operations, due to the reduction of certain accruals. The 1995 segmented operating earnings disclosed above exclude an operating loss of $294,000 attributable to United States oil and gas operations.


REFINING OPERATING STATISTICAL INFORMATION

                                                             Three Months Ended
                                                                  March 31,
                                                           -----------------------
                                                               1996        1995
                                                           ----------- -----------

Raw material input (bpd)
  Sweet crude                                                   5,102       4,990
  Sour crude                                                   27,555      26,638
  Other feed and blend stocks                                   5,413       4,853
                                                           ----------- -----------
     Total                                                     38,070      36,481

Manufactured product yields (bpd)
  Gasoline                                                     17,668      15,620
  Distillates                                                  12,570      11,430
  Asphalt and other                                             6,187       8,114
                                                           ----------- -----------
     Total                                                     36,425      35,164

Total product sales (bpd)
  Gasoline                                                     19,942      19,379
  Distillates                                                  12,126      11,729
  Asphalt and other                                             4,511       4,978
                                                           ----------- -----------
     Total                                                     36,579      36,086

Operating margin information (per sales bbl)
  Average sales price                                      $    22.62  $    20.92
  Material costs (under FIFO inventory accounting)              19.19       17.66
                                                           ----------- -----------
     Product spread                                              3.43        3.26
  Operating expenses excluding depreciation                      3.15        3.77
  Depreciation                                                    .65         .61
                                                           ----------- -----------
     Operating margin                                      $     (.37) $    (1.12)

Manufactured product margin before depreciation (per bbl)  $      .28  $     (.52)

Purchased product margin (per purchased product bbl)       $        -  $     (.23)

Sweet/sour spread (per bbl)                                $     2.53  $     3.21

Average sales price (per sales bbl)
  Gasoline                                                 $    25.01  $    23.27
  Distillates                                                   24.60       21.87
  Asphalts and other                                             6.71        9.52



OIL AND GAS EXPLORATION AND PRODUCTION STATISTICAL INFORMATION

                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                     1996        1995
                                                 -----------  -----------

Revenue (in thousands)
 Net oil and condensate sales
   Canada                                        $    1,501   $      844
   United States                                          -        2,602
                                                 -----------  -----------
                                                      1,501        3,446
                                                 -----------  -----------
 Net gas sales
   Canada                                             3,484        3,706
   United States                                          -          546
                                                 -----------  -----------
                                                      3,484        4,252
                                                 -----------  -----------
                                                 $    4,985   $    7,698
                                                 ===========  ===========
Production
 Net oil and condensate (bbls)
   Canada                                            96,000       60,000
   United States                                          -      163,000
                                                 -----------  -----------
                                                     96,000      223,000
                                                 ===========  ===========
 Net gas (mmcf)
   Canada                                             3,539        4,004
   United States                                          -          346
                                                 -----------  -----------
                                                      3,539        4,350
                                                 ===========  ===========

Price
 Average oil and condensate sales (per bbl)
 before deduction for production taxes
   Canada                                        $    15.56   $    14.04
   United States                                        -          15.92
   Weighted average                                   15.56        15.42

 Average gas sales (per mcf) before
 deduction for production taxes
   Canada                                        $      .98   $      .93
   United States                                        -           1.58
   Weighted average                                     .98          .98



                  LIQUIDITY AND CAPITAL RESOURCES

    During the first quarter of 1996, $8,453,000 of cash flows were used in operating activities primarily by the refinery operations for an inventory increase of $7,217,000. These cash flows were provided primarily by net bank borrowing of $6,200,000 under the Frontier line of credit and the proceeds on resale of $2,000,000 of 12% Senior Notes. During the first quarter of 1995, $6,190,000 of cash flows were used in operating activities primarily by the refinery operations. These cash flows were provided primarily by net bank borrowing of $4,600,000 under the Frontier line of credit.

    At March 31, 1996, the Company had $13,243,000 (C$18,000,000) available under its oil and gas line of credit and $12,200,000 under the Frontier line of credit. The Company had working capital of $3,599,000 at March 31, 1996 compared with $5,428,000 at March 31, 1995. The estimated five-year maturities of long-term debt are $2,500,000 in 1997, $5,000,000 in 1998 and $2,300,000 in
2000, assuming that the existing oil and gas reserve-based credit facilities is extended. As of March 31, 1996 , the reserve-based credit facility is scheduled to convert to a two-year term loan on December 31, 1997 with payments commencing on March 31, 1998. As of March 31, 1996 there is no outstanding debt on this reserve-based credit facility. At March 31, 1996, the Company violated interest coverage, fixed charge coverage and tangible net worth covenants under the reserve-based facility and has obtained bank waivers. If any of the violations continue, the Company expects to be able to obtain additional waivers or arrange alternate sources of financing.

    Investing activities include proceeds from the sale of Canadian oil and gas properties of $123,000 for the three months ended March 31, 1996, a decrease from $7,018,000 in 1995 of which $6,165,000 was attributable to United States properties and $853,000 was related to Canadian properties. Additions to property and equipment in the first quarter decreased $2,665,000 from the first quarter in 1995. In the first quarter of 1996, capital expenditures in Canada decreased approximately $1.6 million to $2.4 million, while expenditures at the refinery decreased approximately $.8 million to $.8 million. Capital expenditures of approximately $15 million are currently budgeted for 1996, of which $3.2 million had been incurred as of March 31, 1996. The Company anticipates funding the remaining 1996 capital expenditures with cash provided by operations, currently arranged lines of credit or other sources if necessary.


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


WAINOCO OIL CORPORATION




By:
    /s/Joel M. Mann
    Joel M. Mann
    Vice President - Controller





Date: May 3, 1996