Form 10-Q
period 1996-06-30
WAINOCO OIL CORP
filed 1996-08-07
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q



X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996
                                OR


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


                          Not Applicable

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

Registrant's number of common shares outstanding as of August 7, 1996:
27,258,502

- -------------------

                     WAINOCO OIL CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTER ENDED JUNE 30, 1996


                              INDEX

                                                             Page

Part I - Financial Information

   Item 1.  Financial Statements                               1

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations               6

Part II - Other Information                                   14



Definitions of Terms

mcf = thousand cubic feet
mmcf = million cubic feet
bbl(s) = barrel(s)
bpd = barrels per day
mbbls = thousand barrels
mmcfe = million cubic feet equivalent

Equivalent information is based on British Thermal Units at a ratio of six mcf of natural gas to one bbl of oil. All dollar amounts are expressed in United States dollars unless otherwise indicated as Canadian dollars (C$).

- --------------------
Page 1

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share)


                                                Six Months Ended          Three Months Ended
                                                     June 30,                   June 30,
                                                1996         1995          1996         1995
                                             ---------    ---------     ---------    ---------

Revenues:
  Refined products                           $ 175,341    $ 156,960     $ 100,037    $  89,018
  Oil and gas sales                              8,580       14,280         3,595        6,582
  Other                                          1,849        6,474           575        4,766
                                             ---------    ---------     ---------    ---------
                                               185,770      177,714       104,207      100,366
                                             ---------    ---------     ---------    ---------
Costs and Expenses:
  Refining operating costs                     165,082      153,516        90,701       83,909
  Oil and gas operating costs                    2,366        5,426         1,185        2,404
  Selling and general expenses                   4,621        5,786         2,019        2,703
  Depreciation, depletion and amortization       8,666       11,384         4,137        5,269
                                             ---------    ---------     ---------    ---------
                                               180,735      176,112        98,042       94,285
                                             ---------    ---------     ---------    ---------
Operating Income                                 5,035        1,602         6,165        6,081
Interest Expense, Net                            8,527       10,071         4,325        4,990
                                             ---------    ---------     ---------    ---------
Income (Loss) Before Income Taxes               (3,492)      (8,469)        1,840        1,091
Provision for Income Taxes                         213           68           103           37
                                             ---------    ---------     ---------    ---------
Net Income (Loss)                            $  (3,705)   $  (8,537)    $   1,737    $   1,054
                                             =========    =========     =========    =========
Income (Loss) Per Share                      $    (.14)   $    (.31)    $     .06    $     .04
                                             =========    =========     =========    =========




The accompanying notes are an integral part of these financial statements.

- --------------------
Page 2


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

June 30, 1996 and December 31, 1995                    1996             1995
                                                    ---------        ---------

ASSETS
Current Assets:
  Cash, including cash equivalents of
     $481 in 1996 and $1,000 in 1995                $   1,556        $   6,045
  Trade receivables                                    22,674           20,022
  Joint operator and other receivables                  4,772            2,345
  Inventory of crude oil, products and other           28,764           19,736
  Other current assets                                    531              708
                                                    ---------        ---------
     Total current assets                              58,297           48,856
                                                    ---------        ---------
Property and Equipment, at cost:
  Oil and gas properties, on a full-cost basis        167,881          164,711
  Refinery and pipeline                               139,620          137,598
  Furniture, fixtures and other equipment               4,574            4,416
                                                    ---------        ---------
                                                      312,075          306,725
  Less - Accumulated depreciation, depletion
     and amortization                                 131,132          122,404
                                                    ---------        ---------
                                                      180,943          184,321

Other Assets                                            4,874            5,205
                                                    ---------        ---------
                                                    $ 244,114        $ 238,382
                                                    =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $  37,501        $  35,909
  Oil and gas proceeds payable                          2,073            2,705
  Accrued interest                                      5,229            5,230
  Accrued turnaround cost                               5,729              882
  Other accrued liabilities                             3,361            6,615
                                                    ---------        ---------
     Total current liabilities                         53,893           51,341
                                                    ---------        ---------

Long-Term Debt, net of current maturities:
  Revolving credit facilities                           7,600                -
  12% Senior Notes                                     94,000           92,000
  7 3/4% Convertible Subordinated Debentures           46,000           46,000
  10 3/4% Subordinated Debentures                       7,403            7,377
                                                    ---------        ---------
                                                      155,003          145,377

Deferred Credits and Other                              3,997            6,782

Deferred Income Taxes                                   2,418            2,418

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares
   authorized, no shares issued                             -                -
  Common stock, no par, 50,000,000 shares
   authorized, 27,313,502 shares issued                57,172           57,172
  Paid-in capital                                      81,767           81,767
  Retained earnings (deficit)                        (101,734)         (98,029)
  Cumulative translation adjustment                    (8,143)          (8,187)
  Treasury stock, 57,500 shares                          (259)            (259)
                                                    ---------        ---------
     Total Shareholders' Equity                        28,803           32,464
                                                    ---------        ---------
                                                    $ 244,114        $ 238,382
                                                    =========        =========


The accompanying notes are an integral part of these financial statements.

- -------------------
Page 3


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the six months ended June 30,                            1996            1995
                                                          ---------       ---------

OPERATING ACTIVITIES
Loss                                                      $  (3,705)      $  (8,537)
Depreciation, depletion and amortization                      8,666          11,384
Gain on sale of interest in gas marketing company                 -          (1,780)
Deferred credits and other                                      445             547
                                                          ---------       ---------
                                                              5,406           1,614
Change in working capital from operations                   (12,719)           (224)
                                                          ---------       ---------
  Net cash (used in) provided by operating activities        (7,313)          1,390

INVESTING ACTIVITIES
Additions to property and equipment                          (7,632)        (11,287)
Sales of oil and gas properties                                 879          13,761
Sale of interest in gas marketing company                     1,824               -
Net cash received (distributed) as operator of properties       143             (93)
                                                          ---------       ---------
  Net cash (used in) provided by investing activities        (6,610)          4,205

FINANCING ACTIVITIES
Long-term borrowings -
  Bank debt                                                  12,743          26,300
  12% Senior Notes                                            2,000               -
Repayments of long-term bank debt                            (5,143)        (34,000)
Other                                                          (170)           (254)
                                                          ---------       ---------
  Net cash provided by (used in) financing activities         9,430          (7,954)

Effect of exchange rate changes on cash                           4             (61)
                                                          ---------       ---------
Decrease in Cash and Cash Equivalents                        (4,489)         (2,420)
Cash and Cash Equivalents, beginning of period                6,045           5,831
                                                          ---------       ---------
Cash and Cash Equivalents, end of period                   $  1,556       $   3,411
                                                          =========       =========


The accompanying notes are an integral part of these financial statements.

- --------------------
Page 4

WAINOCO OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 1996
(Unaudited)

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

Earnings per share

    Primary and fully diluted earnings per share have been computed on the weighted average number of common shares outstanding and assume the exercise of stock option shares for the three and six month periods ended June 30, 1996 and 1995. The effect of dilution for the fully diluted computation was immaterial. No effect was given for the addition of dilutive stock options for the six months ended June 30, 1996 and 1995 as a loss was incurred. The primary and fully diluted average shares outstanding for the three months and six months ended June 30, 1996 were 27,330,233 and 27,256,002 and in 1995 were 27,319,328 and 27,251,760, respectively.

2.  Schedule of major components of inventory


                                                June 30,    December 31,
                                                  1996          1995
                                               ---------     ---------
                                                    (in thousands)

Crude oil                                      $   5,588     $   2,517
Unfinished products                                5,123         4,016
Finished products                                 11,309         6,629
Chemicals and in-transit inventory                   881         1,060
Repairs and maintenance supplies and other         5,863         5,514
                                               ---------     ---------
                                               $  28,764     $  19,736
                                               =========     =========


- --------------------
Page 5

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

    As of June 30, 1996, the present value of future net income from estimated Canadian oil and gas proved reserves exceeded the limitation on capitalized property costs. Future price declines, if any, might require Wainoco to provide additional provisions for DD&A in future periods.

4.  Restructuring of operations

    In the third quarter of 1994, Wainoco announced its intention to cease all exploration in the United States and sell its United States oil and gas assets. During 1995, Wainoco completed the sales process and ended its production activities in the United States. In the fourth quarter of 1995, Wainoco accrued restructuring losses of $1.7 million, net of a $.7 million property disposition gain. With respect to the restructuring loss, during the six months ended June 30, 1996, the Company paid liabilities of approximately $1.6 million, reduced related accruals of $93,000 (which together with the reduction of other accruals resulted in other income of $841,000) and has a remaining restructuring accrual approximating $.7 million.


5.  Nonrecurring transactions

    In the first quarter of 1995 the Company received $856,000 in settlement of a Frontier contract dispute. During the second quarter of 1995 the Company's Canadian operations sold its interest in a Canadian gas marketing company for a net gain of $1,780,000. Additionally, during the second quarter of 1995 the Company's United States oil and gas operations recorded $2,206,000 resulting from the settlement of a breach of contract claim against a former gas purchaser. All such amounts have been classified as other revenues in the Consolidated Statement of Operations.

- -------------------
Page 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS
Six months ended June 30, 1996 compared with the same period in 1995

  The Company had a loss for the six months ended June 30, 1996 of $3,705,000, or $.14 per share, compared to a loss of $8,537,000, or $.31 per share, for the same period in 1995. Operating income increased $3,433,000 in 1996 to $5,035,000, attributable to an increase in refining operating income of $5,640,000, offset by a decrease in Canadian oil and gas operating income of $1,411,000.

  In 1996, other income decreased $4,625,000 to $1,849,000. Other income in 1996 includes $841,000 associated with the disposition of United States oil and gas operations due to the reduction of certain accruals. Other income for the first six months of 1995 included $856,000 received in settlement of a contract dispute which was included in refining operating income, the sale by the Canadian oil and gas operations of its interest in a Canadian gas marketing company for a net gain of $1,780,000, and the United States oil and gas operations settlement of a breach of contract claim against a former gas purchaser in amount of $2,206,000.

  Refining operating income increased in 1996 versus 1995 due to an increase in refined product revenues partially offset by an increase in refining operating costs. Refined products revenues increased $18,381,000 or 12%. The increase in refined products revenues resulted from a $2.73 per bbl or 12% increase in average product sales prices. Refined product sales volumes were flat to 1995 levels. Yields of gasoline and distillates were also relatively unchanged from the same period in 1995.

  Refining operating costs increased $11,566,000 or 8% over 1995 levels primarily as a result of an increase in material costs offset by a decrease in refinery operating expense. Material costs increased approximately 10% or $1.90 per bbl in 1996 due to a general oil price increase. Additionally, the sweet/sour spread declined 16% to average $2.55 per bbl in 1996, as a result of the increased competition for Wyoming sour crude oil and the alternate sour crudes. During the first six months of 1996, the Refinery increased its use of sour crude by 3% which favorably impacted material costs. Refinery operating expense decreased $.14 per bbl to $3.21 per bbl in 1996 as a result of Frontier's recovery in the first quarter of 1996 of approximately $1.3 million of repair costs related to the 1995 gas pipeline explosion. The repair costs approximating $1.3 million in 1995, and related recovery in 1996, were both included in refinery operating expense. The strike by approximately 150 union employees which commenced May 8, 1996 and settled July 29, 1996 did not adversely impact operating costs.

  Oil and gas revenues decreased $5,700,000 or 40% in the first six months of 1996 due to the disposition in 1995 of oil and gas operations in the United States (1995 - $5,038,000, 1996 - $nil), and a 7% decrease in Canadian oil and gas revenues of $662,000 in 1996.

  The decrease in Canadian oil and gas operating income for the six months ended June 30, 1996 was due to a decrease in Canadian oil and gas revenues offset by decreased Canadian operating costs versus 1995 and by the gain from sale of its interest in a Canadian gas marketing company of $1,780,000 reflected in 1995. In 1996, Canadian oil revenue increased 49% over 1995 levels to $2,730,000 as a result of a 39% increase in sales volumes and a 7% increase in average oil price. The average price increase was attributable to an increase in the price of crude oil, together with an increase in the weighting of oil versus liquids in 1996 as a result of commencement of production from the Company's 1995 oil discoveries. In the first six months of 1996, Canadian gas revenue decreased $1,559,000 or 21%, attributable to a 22% decrease in sales volume offset by a 2% improvement in gas price over 1995. The gas sales volume decline in 1996 was attributable to production declines at various areas, operating difficulties encountered due to the prolonged abnormally cold winter conditions in 1996, and a two week unscheduled operating interruption encountered by a major third party gas processor in June 1996.

  Oil and gas operating costs decreased $3,060,000 or 56% in the first six months of 1996 of which $2,603,000 was related to United States oil and gas operations discontinued in 1995. In Canada, operating costs decreased $457,000 or 16% in 1996 due to various cost reduction factors including production curtailment or disposition of abnormally high operating cost areas, implementation of cost reduction procedures, and inclusion in 1996 of certain annual joint venture adjustments at areas operated by Wainoco.

- --------------------
Page 7

  Selling and general expenses decreased $1,165,000 or 20% to $4,621,000 for the six months ended June 30, 1996 primarily as a result of staff reductions associated with disposition of United States oil and gas operations in late 1995. The six months ended June 30, 1996 also includes $235,000 of salary and related expense of certain United States employees who were not retained subsequent to March 31, 1996.

  Depreciation, depletion and amortization decreased $2,718,000 or 24% in the 1996 six-month period as compared to the same period in 1995 of which $2,231,000 related to United States oil and gas operations included in 1995. In 1996, Canadian oil and gas DD&A decreased $820,000 or 16% as a result of an 11% decline in the average DD&A rate and lower oil and gas revenues in the first six months of 1996 versus 1995. In Canada, the oil and gas DD&A rate as a percentage of sales decreased from 54% in 1995 to 48% in 1996, primarily as a result of oil reserves discovered throughout 1995 and the improved oil price in 1996 versus 1995.

  The interest expense decrease of $1,544,000 or 15% in 1996 was attributable to the repayment of long term debt in 1995 utilizing the sale proceeds on disposition of the United States oil and gas properties. Average long term debt for the first six months decreased from $172 million in 1995 to $152 million in 1996.

- --------------------
Page 8

                        RESULTS OF OPERATIONS
Three months ended June 30, 1996 compared with the same period in 1995

  The Company had net income for the three months ended June 30, 1996 of $1,737,000, or $.06 per share, compared to net income of $1,054,000, or $.04 per share, for the same period in 1995. Operating income increased $84,000 in 1996 to $6,165,000, attributable to an increase in refining operating income of $3,914,000, offset by a decrease in Canadian oil and gas operating income of $2,299,000 and a decrease in United States oil and gas operating income from $1,724,000 due to the disposition of those operations.

  In 1996, other income decreased $4,191,000 to $575,000. Other income in 1996 includes $110,000 associated with the disposition of United States oil and gas operations due to the reduction of certain accruals. Other income for the second quarter of 1995 included a gain of $1,780,000 related to the sale of a Canadian gas marketing company, and the United States oil and gas operations settlement of a breach of contract claim against a former gas purchaser in amount of $2,206,000.

  Refining operating income increased in 1996 versus 1995 due to an increase in the refined product spread to $5.77 per bbl from $4.32 per bbl partially offset by an increase in refining operating expense. Refined products revenues increased $11,019,000 or 12%. The increase in refined products revenues resulted from a $3.72 per bbl increase in average product sales prices. The Refinery benefited from lower nationwide inventories of light products which resulted in increased sales prices in the second quarter of 1996, especially distillates which were $6.95 per bbl over 1995. Refined product sales volumes decreased 3% in 1996 from 1995 levels. Yields of gasoline and distillates declined 8% and 9% respectively from 1995 levels in spite of increased crude charges, as available intermediate inventories were lower in 1996 than 1995.

  Refining operating costs increased $6,792,000 or 8% over 1995 levels primarily as a result of an increase in material costs and an increase in refinery operating expense. Material costs increased approximately 12% or $2.27 per bbl in 1996 due to a general increase in oil price. Additionally, the sweet/sour spread declined 10% to average $2.58 per bbl in 1996, as a result of the increased competition for Wyoming sour crude oil and the alternate sour crudes. Refinery operating expense increased $.27 per bbl to $3.26 per bbl in 1996 due to higher utility and energy costs. The strike by approximately 150 union employees which commenced May 8, 1996 and settled July 29, 1996 did not adversely impact operating costs.

  Oil and gas revenues decreased $2,987,000 or 45% in the second quarter of 1996 due to the disposition in 1995 of oil and gas operations in the United States (1995 - $1,890,000, 1996 - $nil), and a 23% decrease in Canadian oil and gas revenues of $1,097,000 in 1996.

  The decrease in Canadian oil and gas operating income for the three months ended June 30, 1996 is primarily due to a significant decline in gas revenue in 1996, and by the gain from sale of its interest in a Canadian gas marketing
company of $1,780,000 reflected in 1995.   In the second quarter 1996,
Canadian oil revenue increased 24% over 1995 levels to $1,229,000 as a result of a 20% increase in sales volumes and a 4% increase in average oil price.
The average price increase was attributable to an increase in the price of crude oil, together with an increase in the weighting of oil versus liquids in 1996 as a result of commencement of production from the Company's 1995 oil discoveries. In the second quarter of 1996, Canadian gas revenue decreased $1,337,000 or 36%, attributable to a 32% decrease in sales volume and a 6% decrease in gas price from 1995. The gas sales volume decline in 1996 was attributable to production declines at various areas and a two week unscheduled operating interruption encountered by a major third party gas processor in June 1996.

  Oil and gas operating costs decreased $1,219,000 or 51% in the second quarter of 1996 of which $1,051,000 was related to United States oil and gas operations included in 1995. In Canada, operating costs decreased $168,000 or 12% in 1996 due to various cost reduction factors including production curtailment or disposition of abnormally high operating cost areas, and implementation of cost reduction procedures.

  Selling and general expenses decreased $684,000 or 25% to $2,019,000 for the three months ended June 30, 1996 primarily as a result of staff reductions associated with disposition of United States oil and gas operations in late 1995.

  Depreciation, depletion and amortization decreased $1,132,000 or 21% in the 1996 three-month period as compared to the same period in 1995 of which $761,000 related to United States oil and gas operations included in 1995. In 1996, Canadian oil and gas DD&A decreased $546,000 or 23% as a result of lower oil and gas revenues in the second quarter of 1996 versus 1995, while the DD&A rate as a percentage of sales remained flat at 51% in 1996 and 1995.

  The interest expense reduction of $665,000 or 13% in 1996 was attributable to the repayment of long term debt in 1995 utilizing the sale proceeds on disposition of the United States oil and gas properties. Average long term debt for the second quarter decreased from $172 million in 1995 to $154 million in 1996.

- --------------------
Page 9

                   OPERATING EARNINGS BY SEGMENT

    The following (in thousands) presents the operating income (loss) by operating segment, by country for the six months and three months ended June 30, 1996 and 1995. Operating income (loss) is income (loss) before net interest expense and provision for income taxes and does not include unallocated net corporate expenses of $1,343,000 and $1,246,000 in the six months ended June 30, 1996 and 1995, respectively, and $431,000 and $624,000 in the three months ended June 30, 1996 and 1995, respectively. In 1995, the Company completed disposition of the oil and gas assets located in the United States, and accordingly the segmented information below reflects only the oil and gas activity conducted in Canada.


                                                              Oil and Gas
                                                 Refining        Canada       Total
                                                 ---------     ---------    ---------

Six Months Ended June 30,
1996 - Operating margin                          $  10,804     $   6,677    $  17,481
       Selling and general expenses                  2,089         1,213        3,302
       Depreciation, depletion and amortization      4,452         4,190        8,642
                                                 ---------     ---------    ---------
          Operating income                       $   4,263     $   1,274    $   5,537
                                                 =========     =========    =========

1995 - Operating margin                          $   5,110     $   8,831    $  13,941
       Selling and general expenses                  2,344         1,136        3,480
       Depreciation, depletion and amortization      4,143         5,010        9,153
                                                 ---------     ---------    ---------
          Operating income (loss)                $  (1,377)    $   2,685    $   1,308
                                                 =========     =========    =========



                                                              Oil and Gas
                                                 Refining        Canada       Total
                                                 ---------     ---------    ---------

Three Months Ended June 30,
1996 - Operating margin                          $   9,619     $   2,592    $  12,211
       Selling and general expenses                  1,026           586        1,612
       Depreciation, depletion and amortization      2,241         1,872        4,113
                                                 ---------     ---------    ---------
       Operating income                          $   6,352     $     134    $   6,486
                                                 =========     =========    =========

1995 - Operating margin                          $   5,658     $   5,353    $  11,011
       Selling and general expenses                  1,130           502        1,632
       Depreciation, depletion and amortization      2,090         2,418        4,508
                                                 ---------     ---------    ---------
          Operating income                       $   2,438     $   2,433    $   4,871
                                                 =========     =========    =========


The 1996 segmented operating earnings disclosed above excludes other income of $841,000 and $110,000 for the six and three month periods ended June 30, 1996 associated with the disposition of United States oil and gas operations, due to the reduction of certain accruals. The 1995 segmented operating earnings disclosed above exclude operating income of $1,540,000 and $1,834,000 attributable to United States oil and gas operations for the six and three months ended June 30, 1995, respectively.

- --------------------
Page 10


REFINING OPERATING STATISTICAL INFORMATION

                                                       Six Months Ended       Three Months Ended
                                                           June 30,                June 30,
                                                       ----------------        -----------------
                                                       1996        1995        1996        1995
                                                     --------    --------    --------    --------

Raw material input (bpd)
  Sweet crude                                          5,640       5,631       6,177       6,265
  Sour crude                                          29,662      28,779      31,768      30,898
  Other feed and blend stocks                          4,882       5,047       4,351       5,239
                                                     --------    --------    --------    --------
     Total                                            40,184      39,457      42,296      42,402

Manufactured product yields (bpd)
  Gasoline                                            17,318      17,061      16,969      18,485
  Distillates                                         13,369      13,513      14,169      15,573
  Asphalt and other                                    7,844       7,430       9,501       6,754
                                                     --------    --------    --------    --------
     Total                                            38,531      38,004      40,639      40,812

Total product sales (bpd)
  Gasoline                                            20,129      20,462      20,317      21,534
  Distillates                                         12,441      12,959      12,756      14,176
  Asphalt and other                                    6,174       5,770       7,837       6,554
                                                     --------    --------    --------    --------
     Total                                            38,744      39,191      40,910      42,264

Operating margin information (per sales bbl)
  Average sales price                                $ 24.86     $ 22.13     $ 26.87     $ 23.15
  Material costs (under FIFO inventory accounting)     20.20       18.30       21.10       18.83
                                                     --------    --------    --------    --------
     Product spread                                     4.66        3.83        5.77        4.32
  Operating expenses excluding depreciation             3.21        3.35        3.26        2.99
  Depreciation                                           .61         .57         .59         .53
                                                     --------    --------    --------    --------
     Operating margin                                $   .84     $  (.09)    $  1.92     $   .80

Manufactured product margin
  before depreciation (per bbl)                      $  1.45     $   .49     $  2.51     $  1.33

Purchase product margin (per purchased product bbl)  $     -     $  (.23)    $     -     $     -

Sweet/sour spread (per bbl)                          $  2.55     $  3.04     $  2.58     $  2.86

Average sales price (per sales bbl)
  Gasoline                                           $ 27.47     $ 25.12     $ 29.89     $ 26.77
  Distillates                                          27.47       22.62       30.19       23.24
  Asphalts and other                                   11.13       10.38       13.66       11.03


- --------------------
Page 11


OIL AND GAS EXPLORATION AND PRODUCTION STATISTICAL INFORMATION

                                                  Six Months Ended         Three Months Ended
                                                      June 30,                  June 30,
                                               ----------------------    ----------------------
                                                  1996         1995         1996         1995
                                               ---------    ---------    ---------    ---------

Oil and gas revenue (in thousands)
  Net oil and condensate sales
     Canada                                    $   2,730    $   1,833    $   1,229    $     989
     United States                                     -        4,228            -        1,626
                                               ---------    ---------    ---------    ---------
                                                   2,730        6,061        1,229        2,615
                                               ---------    ---------    ---------    ---------
  Net gas sales                                                                  -
     Canada                                        5,850        7,409        2,366        3,703
     United States                                     -          810            -          264
                                               ---------    ---------    ---------    ---------
                                                   5,850        8,219        2,366        3,967
                                               ---------    ---------    ---------    ---------

                                               $   8,580    $  14,280    $   3,595    $   6,582
                                               =========    =========    =========    =========

Production
  Net oil and condensate (bbls)
     Canada                                      174,000      125,000       77,000       65,000
     United States                                     -      259,000            -       96,000
                                               ---------    ---------    ---------    ---------
                                                 174,000      384,000       77,000      161,000
                                               =========    =========    =========    =========
  Net gas (mmcf)
     Canada                                        6,456        8,316        2,917        4,312
     United States                                     -          496            -          150
                                               ---------    ---------    ---------    ---------
                                                   6,456        8,812        2,917        4,462
                                               =========    =========    =========    =========

Price
  Average oil and condensate sales (per bbl)
  before deduction for production taxes
     Canada                                    $   15.71    $   14.68    $   15.88    $   15.27
     United States                                     -        16.31            -        16.98
     Weighted average                              15.71        15.78        15.88        16.29

  Average gas sales (per mcf) before
  deduction for production taxes
     Canada                                    $     .91    $     .89     $     .81    $    .86
     United States                                     -         1.63             -        1.76
     Weighted average                                .91          .93           .81         .89

C$/US$
  Period end                                   $   .7333    $   .7287     $   .7333    $  .7287
  Average                                          .7318        .7204         .7330       .7296


- --------------------
Page 12

  The following presents Canadian production information which is equivalent to reporting used by other Canadian oil and gas companies. Gross volumes represent the Company's working interest plus associated freehold, provincial and other royalties.


                                            Six Months Ended         Three Months Ended
                                                June 30,                  June 30,
                                         ----------------------    ----------------------
                                            1996         1995         1996         1995
                                         ---------    ---------    ---------    ---------

Gross volume
  Oil (bbls)                               195,000      141,000       88,000       75,000
  Gas (mmcf)                                 7,213        9,469        3,269        4,848
  Royalty
     ARTC oil (bbls)                         8,000        7,000        4,000        3,000
     ARTC gas (mmcf)                           176          206          101          103
     Other (mmcfe)                          (1,107)      (1,497)        (543)        (717)

Net volume
  Oil (bbls)                               174,000      125,000       77,000       65,000
  Gas (mmcf)                                 6,456        8,316        2,917        4,312

Gross revenue (in thousands)
  Oil                                    $   3,089    $   2,075    $   1,405    $   1,143
  Gas                                        6,592        8,365        2,661        4,150
  Royalty
     Provincial and other                   (1,437)      (1,505)        (656)        (754)
     ARTC                                      336          307          185          153

Net revenue (in thousands)
  Oil                                    $   2,730    $   1,833    $   1,229    $     989
  Gas                                        5,850        7,409        2,366        3,703
                                         ---------    ---------    ---------    ---------
                                         $   8,580    $   9,242    $   3,595    $   4,692
                                         =========    =========    =========    =========


- --------------------
Page 13

                  LIQUIDITY AND CAPITAL RESOURCES

    During the first six months of 1996, $7,313,000 of cash flows were used in operating activities primarily by the Refinery operations for an inventory increase of $9,028,000. These cash flows were provided primarily by net bank borrowings of $7,600,000 under the Frontier line of credit and the proceeds on resale of $2,000,000 of 12% Senior Notes. During the first six months of 1995, $1,390,000 of cash flows were provided by operating activities and $4,205,000 provided by investing activities primarily by the sale of oil and gas properties. These cash flows together with an increase in borrowings under the Frontier line of credit of $1,300,000 were used to repay reserve-based bank borrowings of $9,000,000 in 1995.

    At June 30, 1996, the Company had $13,112,000 available under its C$18,000,000 oil and gas line of credit and $12,400,000 under the Frontier line of credit. The Company had working capital of $4,404,000 at June 30, 1996 compared with $3,593,000 at June 30, 1995. The estimated five-year maturities of long-term debt are $2,500,000 in 1997, $5,000,000 in 1998, $2,300,000 in 2000 and $2,300,000 in 2001, assuming that the existing oil and gas reserve-based credit facility is extended. As of June 30, 1996 , the reserve-based credit facility is scheduled to convert to a two-year term loan on December 31, 1997 with payments commencing on March 31, 1998. As of June 30, 1996 there is no outstanding debt on this reserve-based credit facility. At June 30, 1996, the Company violated fixed charge coverage and tangible net worth covenants under the reserve-based facility and has obtained bank waivers. If any of the violations continue, the Company expects to be able to obtain additional waivers or arrange alternate sources of financing.

    Investing activities include proceeds from the sale of Canadian oil and gas properties of $879,000 for the six months ended June 30, 1996, a decrease from $15,585,000 in 1995 of which $12,908,000 was attributable to United States properties and $2,677,000 was related to Canadian properties including proceeds of $1,824,000 for the sale of its interest in a Canadian gas marketing company. Additions to property and equipment in the first six months decreased $3,655,000 from the first six months in 1995. In the first six months of 1996, capital expenditures in Canada decreased approximately $1.9 million to $5.1 million primarily as a result of a prolonged spring breakup and wet weather conditions, expenditures at the Refinery decreased approximately $1.2 million to $2.5 million, and expenditures related to United States oil and gas operations decreased approximately $.5 million below 1995 levels. Capital expenditures of approximately $15 million are currently budgeted for 1996, of which $6.1 million had been incurred as of June 30, 1996. The Company anticipates funding the remaining 1996 capital expenditures with cash provided by operations, currently arranged lines of credit or other sources if necessary.

- --------------------
Page 13

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

ITEM 3.  Defaults Upon Senior Securities -

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders -

         The annual meeting of the registrant was held May 16, 1996 with no significant proposals brought to a vote of the shareholders.

ITEM 5.  Other Information -

         None.

ITEM 6.  Exhibits -

          10.01 - Executive Employment Agreement dated April 1, 1996 between the Company and Joel M. Mann

          27 -      Financial Data Schedule


                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


WAINOCO OIL CORPORATION


By: /s/ Joel M. Mann
    ---------------------------
    Joel M. Mann
    Vice President - Controller


Date:  August 7, 1996