Form 10-Q/A
period 1996-06-30
WAINOCO OIL CORP
filed 1996-09-06
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q/A



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

- -------------------


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the six months ended June 30,                            1996            1995
                                                          ---------       ---------

OPERATING ACTIVITIES
Loss                                                      $  (3,705)      $  (8,537)
Depreciation, depletion and amortization                      8,666          11,384
Gain on sale of interest in gas marketing company                 -          (1,780)
Deferred credits and other                                      445             547
                                                          ---------       ---------
                                                              5,406           1,614
Change in working capital from operations                   (12,719)           (224)
                                                          ---------       ---------
  Net cash (used in) provided by operating activities        (7,313)          1,390

INVESTING ACTIVITIES
Additions to property and equipment                          (7,632)        (11,287)
Sales of oil and gas properties                                 879          13,761
Sale of interest in gas marketing company                         -           1,824
Net cash received (distributed) as operator of properties       143             (93)
                                                          ---------       ---------
  Net cash (used in) provided by investing activities        (6,610)          4,205

FINANCING ACTIVITIES
Long-term borrowings -
  Bank debt                                                  12,743          26,300
  12% Senior Notes                                            2,000               -
Repayments of long-term bank debt                            (5,143)        (34,000)
Other                                                          (170)           (254)
                                                          ---------       ---------
  Net cash provided by (used in) financing activities         9,430          (7,954)

Effect of exchange rate changes on cash                           4             (61)
                                                          ---------       ---------
Decrease in Cash and Cash Equivalents                        (4,489)         (2,420)
Cash and Cash Equivalents, beginning of period                6,045           5,831
                                                          ---------       ---------
Cash and Cash Equivalents, end of period                   $  1,556       $   3,411
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