Form 10-Q
period 1996-09-30
WAINOCO OIL CORP
filed 1996-11-15
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q



 X  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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


                          Not Applicable
      ------------------------------------------------------
      Former name, former address and former fiscal year, if
                    changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X     No ...

Registrant's number of common shares outstanding as of November 14, 1996: 27,258,502

------------

                     WAINOCO OIL CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
             FOR THE QUARTER ENDED SEPTEMBER 30, 1996


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

------------

                     PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share)


                                             Nine Months Ended       Three Months Ended
                                               September 30,            September 30,
                                              1996        1995        1996        1995
                                           ---------   ----------  ----------  ----------

Revenues:
  Refined products                         $ 282,010   $ 245,460   $ 106,669   $  88,500
  Oil and gas sales                           12,561      19,664       3,981       5,384
  Other                                        2,500       6,885         651         411
                                           ---------   ----------  ----------  ----------
                                             297,071     272,009     111,301      94,295
                                           ---------   ----------  ----------  ----------

Costs and Expenses:
  Refining operating costs                   265,231     236,357     100,149      82,841
  Oil and gas operating costs                  3,630       7,617       1,264       2,191
  Selling and general expenses                 6,607       8,484       1,986       2,698
  Depreciation, depletion and amortization    12,991      16,416       4,325       5,032
                                           ---------   ----------  ----------  ----------
                                             288,459     268,874     107,724      92,762
                                           ---------   ----------  ----------  ----------

Operating Income                               8,612       3,135       3,577       1,533
Interest Expense, Net                         12,974      15,091       4,447       5,020
                                           ---------   ----------  ----------  ----------

Loss Before Income Taxes                      (4,362)    (11,956)       (870)     (3,487)
Provision for Income Taxes                       311         100          98          32
                                           ---------   ----------  ----------  ----------

Loss                                       $  (4,673)  $ (12,056)  $    (968)  $  (3,519)
                                           ==========  ==========  ==========  ==========

Loss Per Share                             $    (.17)  $    (.44)  $    (.04)  $    (.13)
                                           ==========  ==========  ==========  ==========




The accompanying notes are an integral part of these financial statements.

----------


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

September 30, 1996 and December 31, 1995                     1996        1995
                                                          ----------  ----------


ASSETS
Current Assets:
  Cash, including cash equivalents of
     $603 in 1996 and $1,000 in 1995                      $   3,462   $   6,045
  Trade receivables                                          24,525      20,022
  Joint operator and other receivables                        2,863       2,345
  Inventory of crude oil, products and other                 28,734      19,736
  Other current assets                                          390         708
                                                          ----------  ----------
     Total current assets                                    59,974      48,856
                                                          ----------  ----------
Property and Equipment, at cost:
  Oil and gas properties, on a full-cost basis              170,127     164,711
  Refinery and pipeline                                     140,510     137,598
  Furniture, fixtures and other equipment                     4,600       4,416
                                                          ----------  ----------
                                                            315,237     306,725
  Less - Accumulated depreciation, depletion
     and amortization                                       135,590     122,404
                                                          ----------  ----------
                                                            179,647     184,321

Other Assets                                                  4,824       5,205
                                                          ----------  ----------

                                                          $ 244,445   $ 238,382
                                                          ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                        $  36,691   $  35,909
  Oil and gas proceeds payable                                1,290       2,705
  Accrued interest                                            3,518       5,230
  Accrued turnaround cost                                     6,249         882
  Other accrued liabilities                                   4,015       6,615
                                                          ----------  ----------
     Total current liabilities                               51,763      51,341
                                                          ----------  ----------

Long-Term Debt, net of current maturities:
  Revolving credit facilities                                11,200           -
  12% Senior Notes                                           94,000      92,000
  7 % Convertible Subordinated Debentures                    46,000      46,000
  10 % Subordinated Debentures                                7,415       7,377
                                                          ----------  ----------
                                                            158,615     145,377
                                                          ----------  ----------

Deferred Credits and Other                                    3,713       6,782

Deferred Income Taxes                                         2,418       2,418

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares
   authorized, no shares issued                                   -           -
  Common stock, no par, 50,000,000 shares authorized,
    27,313,502 shares issued                                 57,172      57,172
  Paid-in capital                                            81,767      81,767
  Retained earnings (deficit)                              (102,702)    (98,029)
  Cumulative translation adjustment                          (8,053)     (8,187)
  Treasury stock, 55,000 and 57,500 shares
   in 1996 and 1995,respectively                               (248)       (259)
                                                          ----------  ----------
     Total Shareholders' Equity                              27,936      32,464
                                                          ----------  ----------

                                                          $ 244,445   $ 238,382
                                                          ==========  ==========


The accompanying notes are an integral part of these financial statements.


----------


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the nine months ended September 30,                       1996         1995
                                                           ----------   ----------


OPERATING ACTIVITIES
Loss                                                       $  (4,673)   $ (12,056)
Depreciation, depletion and amortization                      12,991       16,416
Gain on sale of interest in gas marketing company                  -       (1,780)
Deferred credits and other                                       806          (60)
                                                           ----------   ----------
                                                               9,124        2,520
Change in working capital from operations                    (15,079)      (2,509)
                                                           ----------   ----------
  Net cash (used in) provided by operating activities         (5,955)          11

INVESTING ACTIVITIES
Additions to property and equipment                          (10,602)     (14,419)
Sales of oil and gas properties                                  921       13,516
Sale of interest in gas marketing company                          -        1,824
Net cash received (distributed) as operator of properties        176         (174)
                                                           ----------   ----------
  Net cash (used in) provided by investing activities         (9,505)         747

FINANCING ACTIVITIES
Long-term borrowings -
  Bank debt                                                   20,343       33,700
  12% Senior Notes                                             2,000            -
  Repayments of long-term bank debt                           (9,143)     (38,000)
Other                                                           (329)        (437)
                                                           ----------   ----------
  Net cash provided by (used in) financing activities         12,871       (4,737)

Effect of exchange rate changes on cash                            6          (22)
                                                           ----------   ----------
Decrease in Cash and Cash Equivalents                         (2,583)      (4,001)
Cash and Cash Equivalents, beginning of period                 6,045        5,831
                                                           ----------   ----------
Cash and Cash Equivalents, end of period                   $   3,462    $   1,830
                                                           ==========   ==========


The accompanying notes are an integral part of these financial statements.

----------

Page 4
WAINOCO OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 1996
(Unaudited)

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

Earnings per share

    Primary and fully diluted earnings per share have been computed on the weighted average number of common shares outstanding and assume the exercise of stock option shares for the three and nine month periods ended September 30, 1996 and 1995. No effect was given for the addition of dilutive stock options for the three or nine month periods ended September 30, 1996 and 1995 as losses were incurred. The primary and fully diluted average shares outstanding for the three months and nine months ended September 30, 1996 were 27,258,502 and 27,256,841 and in 1995 were
27,256,002 and 27,253,174, respectively.

2.  Schedule of major components of inventory

                                                September 30,        December 31,
                                                    1996                 1995
                                                -------------        ------------
                                                          (in thousands)


Crude oil                                         $   5,595           $   2,517
Unfinished products                                   6,481               4,016
Finished products                                     9,518               6,629
Chemicals and in-transit inventory                    1,130               1,060
Repairs and maintenance supplies and other            6,010               5,514
                                                  ----------          ----------
                                                  $  28,734           $  19,736
                                                  ==========          ==========


----------

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

    As of September 30, 1996, the present value of future net income from estimated Canadian oil and gas proved reserves exceeded the limitation on capitalized property costs. Future price declines, if any, might require Wainoco to provide additional provisions for DD&A in future periods.

4.  Restructuring of operations

    In the third quarter of 1994, Wainoco announced its intention to cease all exploration in the United States and sell its United States oil and gas assets. During 1995, Wainoco completed the sales process and ended its production activities in the United States. In the fourth quarter of 1995, Wainoco accrued restructuring losses of $1.7 million, net of a $.7 million property disposition gain. With respect to the restructuring loss, during the nine months ended September 30, 1996, the Company paid liabilities of approximately $1.6 million, reduced related accruals of $93,000 (which together with the reduction of other accruals resulted in other income of $987,000) and has a remaining restructuring accrual approximating $.7 million.


5.  Nonrecurring transactions

    In 1996, other income includes $987,000 due to the reduction of certain accruals associated with the disposition of United States oil and gas operations.

    In the first quarter of 1995 the Company received $856,000 in settlement of a Frontier contract dispute. During the second quarter of 1995 the Company's Canadian operations sold its 9.9% interest in a Canadian gas marketing company for a net gain of $1,780,000. Additionally, during the second quarter of 1995 the Company's United States oil and gas operations recorded $2,206,000 resulting from the settlement of a breach of contract claim against a former gas purchaser. All such amounts have been classified as other income in the Consolidated Statement of Operations.


----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS
Nine months ended September 30, 1996 compared with the same period in 1995

  The Company had a loss for the nine months ended September 30, 1996 of $4,673,000, or $.17 per share, compared to a loss of $12,056,000, or $.44 per share, for the same period in 1995. Operating income increased $5,477,000 or 175% in 1996 to $8,612,000, attributable to an increase in refining operating income of $6,649,000, offset by a decrease in Canadian oil and gas operating income of $1,185,000.

  In 1996, other income decreased $4,385,000 to $2,500,000. Other income in 1996 includes $987,000 due to the reduction of certain accruals associated with the disposition of United States oil and gas operations. Other income for the first nine months of 1995 included $856,000 received in settlement of a contract dispute which was included in refining operating income; the sale by the Canadian oil and gas operations of its interest in a Canadian gas marketing company for a net gain of $1,780,000; and the United States oil and gas operations settlement of a breach of contract claim against a former gas purchaser in amount of $2,206,000.

  Refining operating income increased in 1996 versus 1995 due to an increase in refined product revenues partially offset by an increase in refining operating costs. Refined products revenues increased $36,550,000 or 15% due to a $3.12 per bbl or 14% increase in average product sales prices. Refined product sales volumes were flat to 1995 levels. The refined product spread improved $.60 per bbl to $4.65 per bbl in 1996 as a result of an increase in average product sales prices exceeding the increase in material costs for gasoline and especially distillates. Lower national distillate inventory levels in 1996 contributed to the improvement in distillate selling price. Yields of gasoline increased 3% in 1996, while distillate yields were unchanged from the same period in 1995.

  Refining operating costs increased $28,874,000 or 12% over 1995 levels primarily as a result of an increase in material costs offset by a decrease in refinery operating expense. Material costs increased approximately 14% or $2.52 per bbl in 1996 due to a general oil price increase.
Additionally, the sweet/sour spread declined 18% to average $2.54 per bbl in 1996, as a result of the increased competition for Wyoming sour crude oil and the alternate sour crudes. During the first nine months of 1996, the refinery increased its use of sour crude by 17% which favorably impacted material costs. The sour crude utilization rate expressed as a percent of total crude increased from 75% in 1995 to 85% in 1996. Refinery operating expense decreased $.10 per bbl to $3.13 per bbl in 1996 as a result of Frontier's recovery in the first quarter of 1996 of approximately $1.3 million of repair costs related to a pipeline gas explosion in 1995. The repair costs approximating $1.3 million in 1995, and related recovery in 1996, were both included in refinery operating expense. The strike by approximately 150 union employees which commenced May 8, 1996 and settled July 29, 1996 did not adversely impact operating costs or throughput.

  Oil and gas revenues decreased $7,103,000 or 36% in the first nine months of 1996 due to the disposition in 1995 of oil and gas operations in the United States (1995 - $6,121,000, 1996 - $nil), and a 7% decrease in Canadian oil and gas revenues of $982,000 in 1996.

  The decrease in Canadian oil and gas operating income for the nine months ended September 30, 1996 was due to a decrease in Canadian oil and gas revenues offset by decreased Canadian operating costs versus 1995 and by the gain from sale of its interest in a Canadian gas marketing company of
$1,780,000 reflected in 1995.   In 1996, Canadian oil revenue increased 48%
over 1995 levels to $4,198,000 as a result of a 28% increase in sales volumes and a 16% increase in average oil price. The average price increase was attributable to an increase in the price of crude oil, together with an increase in the weighting of oil versus natural gas liquids in 1996 due in part to nine months production in 1996 from the Company's oil discoveries made throughout 1995. In the first nine months of 1996, Canadian gas revenue decreased $2,340,000 or 22%, attributable to a 21% decrease in sales volume and a 1% decrease in gas price from 1995. The gas sales volume decline in 1996 was attributable to curtailment and disposition of certain non-core high operating cost properties subsequent to September 30, 1995, production declines and various operating problems by a major third party gas processing and transmission company in 1996.

  Oil and gas operating costs decreased $3,987,000 or 52% in the first nine months of 1996 of which $3,230,000 was related to discontinued United States oil and gas operations. In Canada, operating costs decreased $757,000 or 17% in 1996 due to various cost reduction factors including production curtailment or disposition of abnormally high operating cost areas, implementation of cost reduction procedures, and inclusion in 1996 of certain annual joint venture adjustments at areas operated by Wainoco.

----------

  Selling and general expenses decreased $1,877,000 or 22% to $6,607,000 for the nine months ended September 30, 1996 primarily as a result of staff reductions associated with disposition of United States oil and gas operations and reassignment of certain corporate administrative functions in late 1995. The nine months ended September 30, 1996 also includes $235,000 of salary and related expense of certain United States employees who were not retained subsequent to March 31, 1996. Refinery related expenses decreased $392,000 or 11% from 1995 levels.

  Depreciation, depletion and amortization decreased $3,425,000 or 21% in the 1996 nine-month period as compared to the same period in 1995 of which $2,705,000 related to discontinued United States oil and gas operations included in 1995. In 1996, Canadian oil and gas DD&A decreased $1,227,000 or 17% as a result of a 10% decline in the average DD&A rate and lower oil and gas revenues in the first nine months of 1996 versus 1995. In Canada, the oil and gas DD&A rate as a percentage of sales decreased from 55% in 1995 to 50% in 1996, primarily as a result of oil reserves discovered throughout 1995 and the improved oil price in 1996 versus 1995. Refining DD&A increased $449,000 due to an increase in the refinery property and equipment depreciable base from 1995 to 1996.

  The interest expense decrease of $2,117,000 or 14% in 1996 was attributable to the repayment of long term debt in late 1995 utilizing the sale proceeds on disposition of the United States oil and gas properties. Average long term debt for the first nine months decreased from $170 million in 1995 to $154 million in 1996.


----------

                        RESULTS OF OPERATIONS
Three months ended September 30, 1996 compared with the same period in 1995

  The Company had a loss for the three months ended September 30, 1996 of $968,000, or $.04 per share, compared to a loss of $3,519,000, or $.13 per share, for the same period in 1995. Operating income increased $2,044,000 or 133% in 1996 to $3,577,000, attributable to increases in refining operating income of $1,009,000 and Canadian oil and gas operating income of $226,000. Additionally, disposition of the United States oil and gas operations improved operating income by $409,000, and cost savings attributable to the reassignment of certain corporate administrative functions favorably impacted operating income by $400,000 in 1996 versus 1995.

  In 1996, other income increased $240,000 to $651,000. Other income in 1996 includes $146,000 associated with the reduction of certain accruals following the disposition of United States oil and gas operations.

  Refining operating income increased in 1996 versus 1995 due to an increase in refined product revenues partially offset by an increase in refining operating costs. Refined products revenue increased $18,169,000 or 21% due to a $3.76 per bbl increase in average product sales prices and a 3% increase in sales volumes in 1996. The refined product spread increased $0.14 per bbl to $4.60 per bbl from 1995 levels. Yields of gasoline and distillates increased 5% and 2% respectively from 1995 levels, while crude charges increased 4%.

  Refining operating costs increased $17,308,000 or 21% over 1995 levels primarily as a result of an increase in material costs. Material costs increased 20% or $3.62 per bbl in 1996 due to a general increase in oil price, in spite of an 11,807 bpd or 54% improvement in the sour crude utilization rate in 1996 versus 1995. The sour crude utilization rate in the third quarter expressed as a percent of total crude increased from 59% in 1995 to 87% in 1996. The sweet/sour spread declined 22% to average $2.51 per bbl in 1996, as a result of the increased competition for Wyoming sour crude oil and the alternate sour crudes. Refinery operating expense per sales bbl remained relatively flat to 1995. The strike by approximately 150 union employees which commenced May 8, 1996 and settled July 29, 1996 did not adversely impact operating costs or throughput.

  Oil and gas revenues decreased $1,403,000 or 26% in the third quarter of 1996 due to the disposition in 1995 of oil and gas operations in the United States (1995 - $1,083,000, 1996 - $nil), and a 7% decrease in Canadian oil and gas revenues of $320,000 in 1996.

  The decrease in Canadian oil and gas operating income for the three months ended September 30, 1996 is primarily due to a decline in gas revenue. In the third quarter of 1996, Canadian oil revenue increased 46% over 1995 levels to $1,468,000 as a result of a 35% increase in average oil price and an 8% increase in sales volumes. The average price increase was primarily attributable to an increase in the price of crude oil, together with a slight increase in the weighting of oil versus natural gas liquids in 1996 due in part to production from the Company's oil discoveries made throughout 1995. In the third quarter of 1996, Canadian gas revenue decreased $781,000 or 24%, attributable to a 17% decrease in sales volume and an 8% decrease in gas price from 1995. The gas sales volume decline in 1996 was attributable to curtailment and disposition of certain non-core high operating cost properties subsequent to September 30, 1995, production declines, and various operating problems encountered by a major third party gas processing and transmission company in 1996.

  Oil and gas operating costs decreased $927,000 or 42% in the third quarter of 1996 of which $627,000 was related to discontinued United States oil and gas operations included in 1995. In Canada, operating costs decreased $300,000 or 19% in 1996 due to various cost reduction factors including implementation of cost reduction procedures and production curtailment or disposition of abnormally high operating cost areas.

  Selling and general expenses decreased $712,000 or 26% to $1,986,000 for the three months ended September 30, 1996 primarily as a result of staff reductions associated with disposition of United States oil and gas operations and reassignment of certain corporate administrative functions in late 1995.

  Depreciation, depletion and amortization decreased $707,000 or 14% in the 1996 three-month period as compared to the same period in 1995 of which $474,000 related to United States oil and gas operations included in 1995. In 1996, Canadian oil and gas DD&A decreased $407,000 or 17% as a result of lower oil and gas revenues in the third quarter of 1996 versus 1995 and a decrease in the DD&A rate as a percentage of sales from 57% in 1995 to 51% in 1996. The decreased DD&A rate was favorably impacted by increased oil prices in 1996 versus 1995.

  Interest expense decreased $573,000 or 11% in 1996 due to the repayment of long term debt in late 1995 utilizing the sale proceeds from disposition of the United States oil and gas properties. Average long term debt for the third quarter decreased from $165 million in 1995 to $158 million in 1996.

----------

                   OPERATING EARNINGS BY SEGMENT

    The following (in thousands) presents the operating income by operating segment, by country for the nine months and three months ended September 30, 1996 and 1995. Operating income is income before net interest expense and provision for income taxes and does not include unallocated net corporate expenses of $1,756,000 and $2,059,000 in the nine months ended September 30, 1996 and 1995, respectively, and $413,000 and $813,000 in the three months ended September 30, 1996 and 1995, respectively. In 1995, the Company completed disposition of its oil and gas assets located in the United States, and accordingly the segmented information below reflects only the oil and gas activity conducted in Canada.


                                                                  Oil and Gas
                                                    Refining         Canada       Total
                                                   ----------      ----------   ----------

Nine Months Ended September 30,
1996 - Operating margin                            $  17,694       $   9,529    $  27,223
       Selling and general expenses                    3,133           1,776        4,909
       Depreciation, depletion and amortization        6,707           6,226       12,933
                                                   ----------      ----------   ----------
         Operating income                          $   7,854       $   1,527    $   9,381
                                                   ==========      ==========   ==========


1995 - Operating margin                            $  10,988       $  11,888    $  22,876
       Selling and general expenses                    3,525           1,723        5,248
       Depreciation, depletion and amortization        6,258           7,453       13,711
                                                   ----------      ----------   ----------
         Operating income                          $   1,205       $   2,712    $   3,917
                                                   ==========      ==========   ==========



                                                                  Oil and Gas
                                                    Refining         Canada       Total
                                                   ----------      ----------   ----------

Three Months Ended September 30,
1996 - Operating margin                            $   6,890       $   2,852    $   9,742
       Selling and general expenses                    1,044             563        1,607
       Depreciation, depletion and amortization        2,255           2,036        4,291
                                                   ----------      ----------   ----------
         Operating income                          $   3,591       $     253    $   3,844
                                                   ==========      ==========   ==========


1995 - Operating margin                            $   5,878       $   3,057    $   8,935
       Selling and general expenses                    1,181             587        1,768
       Depreciation, depletion and amortization        2,115           2,443        4,558
                                                   ----------      ----------   ----------
         Operating income                          $   2,582       $      27    $   2,609
                                                   ==========      ==========   ==========



The 1996 segmented operating earnings disclosed above excludes other income of $987,000 and $146,000 for the nine and three month periods ended September 30, 1996 due to the reduction of certain accruals associated with the disposition of United States oil and gas operations. The 1995 segmented operating earnings disclosed above excludes operating income of $1,277,000 and an operating loss of $263,000 attributable to United States oil and gas operations for the nine and three months ended September 30, 1995, respectively.

----------


               REFINING OPERATING STATISTICAL INFORMATION

                                                         Nine Months Ended    Three Months Ended
                                                            September 30,         September 30,
                                                        -------------------   -------------------
                                                          1996       1995       1996       1995
                                                        --------   --------   --------   --------

Raw material input (bpd)
  Sweet crude                                             5,371      8,894      4,840     15,314
  Sour crude                                             30,983     26,423     33,596     21,789
  Other feed and blend stocks                             5,016      4,730      5,282      4,106
                                                        --------   --------   --------   --------
     Total                                               41,370     40,047     43,718     41,209

Manufactured product yields (bpd)
  Gasoline                                               17,514     17,047     17,900     17,020
  Distillates                                            13,289     13,279     13,129     12,817
  Asphalt and other                                       8,986      8,213     11,243      9,752
                                                        --------   --------   --------   --------
     Total                                               39,789     38,539     42,272     39,589

Total product sales (bpd)
  Gasoline                                               20,627     20,789     21,613     21,430
  Distillates                                            12,659     12,953     13,091     12,941
  Asphalt and other                                       7,305      6,685      9,544      8,484
                                                        --------   --------   --------   --------
     Total                                               40,591     40,427     44,248     42,855

Operating margin information (per sales bbl)
  Average sales price                                   $ 25.36    $ 22.24    $ 26.21    $ 22.45
  Material costs (under FIFO inventory accounting)        20.71      18.19      21.61      17.99
                                                        --------   --------   --------   --------
     Product spread                                        4.65       4.05       4.60       4.46
  Operating expenses excluding depreciation                3.13       3.23       3.01       3.03
  Depreciation                                              .59        .55        .54        .52
                                                        --------   --------   --------   --------
     Operating margin                                   $   .93    $   .27    $  1.05    $   .91

Manufactured product margin
  before depreciation (per bbl)                         $  1.50    $   .82    $  1.59    $  1.43

Purchase product margin (per purchased product bbl)     $  2.03    $   .97    $  2.03    $  2.06

Sweet/sour spread (per bbl)                             $  2.54    $  3.09    $  2.51    $  3.21

Average sales price (per sales bbl)
  Gasoline                                              $ 28.14    $ 25.14    $ 29.37    $ 25.16
  Distillates                                             27.83      22.94      28.53      23.57
  Asphalts and other                                      13.20      11.89      15.86      13.91




----------


         OIL AND GAS EXPLORATION AND PRODUCTION STATISTICAL INFORMATION

                                                         Nine Months Ended    Three Months Ended
                                                            September 30,         September 30,
                                                        -------------------   -------------------
                                                          1996       1995       1996       1995
                                                        --------   --------   --------   --------

Oil and gas revenue (in thousands)
  Net oil and condensate sales
     Canada                                             $  4,198   $  2,840   $  1,468   $  1,007
     United States                                             -      5,302          -      1,074
                                                        --------   --------   --------   --------
                                                           4,198      8,142      1,468      2,081
                                                        --------   --------   --------   --------
  Net gas sales
     Canada                                                8,363     10,703      2,513      3,294
     United States                                             -        819          -          9
                                                        --------   --------   --------   --------
                                                           8,363     11,522      2,513      3,303
                                                        --------   --------   --------   --------

                                                        $ 12,561   $ 19,664   $  3,981   $  5,384
                                                        ========   ========   ========   ========
Production
  Net oil and condensate (bbls)
     Canada                                              252,000    197,000     78,000     72,000
     United States                                             -    332,000          -     73,000
                                                        --------   --------   --------   --------
                                                         252,000    529,000     78,000    145,000
                                                        ========   ========   ========   ========
  Net gas (mmcf)
     Canada                                                9,374     11,848      2,918      3,532
     United States                                             -        497          -          1
                                                        --------   --------   --------   --------
                                                           9,374     12,345      2,918      3,533
                                                        ========   ========   ========   ========

Price
  Average oil and condensate sales (per bbl)
  before deduction for production taxes
     Canada                                             $  16.65   $  14.40   $  18.75   $  13.92
     United States                                             -      15.98          -      14.79
     Weighted average                                      16.65      15.39      18.75      14.36

  Average gas sales (per mcf) before
  deduction for production taxes
     Canada                                             $    .89   $    .90   $    .86   $    .93
     United States                                             -       1.65          -          -
     Weighted average                                        .89        .93        .86        .93

C$/US$
  Period end                                            $  .7342   $  .7452   $  .7342   $  .7452
  Average                                                  .7311      .7260      .7298      .7375


----------

  The following presents Canadian production information which allows comparison to other Canadian oil and gas companies. Gross volumes and revenues represent the Company's working interest before deduction of associated freehold, provincial and other royalties.


                                            Nine Months Ended    Three Months Ended
                                               September 30,         September 30,
                                           -------------------   -------------------
                                             1996       1995       1996       1995
                                           --------   --------   --------   --------

Gross volume
  Oil (bbls)                               283,000    220,000      88,000     79,000
  Gas (mmcf)                                10,507     13,404       3,294      3,935

  Royalty
     Provincial and other
       Oil (bbls)                          (43,000)   (33,000)    (14,000)   (10,000)
       Gas (mmcf)                           (1,360)    (1,858)       (427)      (499)
     ARTC
       Oil (bbls)                           12,000     10,000       4,000      3,000
       Gas (mmcf)                              227        302          51         96

Net volume
  Oil (bbls)                               252,000    197,000      78,000     72,000
  Gas (mmcf)                                 9,374     11,848       2,918      3,532



Gross revenue (in thousands)
  Oil                                      $ 4,732    $ 3,173    $  1,643   $  1,098
  Gas                                        9,408     12,010       2,816      3,645

  Royalty
     Provincial and other                   (2,040)    (2,068)       (603)      (563)
     ARTC                                      461        428         125        121
                                           --------   --------   --------   --------

Net revenue (in thousands)
  Oil                                      $ 4,198    $ 2,840    $ 1,468    $  1,007
  Gas                                        8,363     10,703      2,513       3,294
                                           --------   --------   --------   --------
                                           $12,561    $13,543    $ 3,981    $  4,301
                                           ========   ========   ========   ========



Alberta Royalty Tax Credit ("ARTC") represents a price-sensitive rebate by the Government of Alberta of royalty paid to the province. Prior to 1995 the Company classified ARTC for financial reporting purposes as a reduction in the income tax provision, and thereafter as oil and gas revenue.

----------

LIQUIDITY AND CAPITAL RESOURCES

    During the first nine months of 1996, $6.0 million of cash flows were required for operating activities. In the nine months ended September 30, 1996, working capital required for operations reached $15.1 million, $12.6 million higher than utilized for the same period in 1995. This increase in working capital utilized was primarily Refinery related as inventory and trade receivables increased $9.0 million and $5.0 million, respectively, due to the increase in crude oil prices in 1996, while Refinery accrued turnaround cost increased $5.3 million in 1996. Bank borrowings increased $11.2 million under the Frontier line of credit to cover these working capital increases and Refinery capital expenditures of $3.5 million in 1996. Also, during the nine months ended September 30, 1996, the decrease in cash of $2.6 million together with proceeds of $2.0 million received on the resale of 12% Senior Notes were utilized to reduce current liabilities associated with disposition of the United States oil and gas operations by approximately $3.5 million. During the first nine months of 1995, $11,000 of cash flows were provided by operating activities and $.7 million provided by investing activities including proceeds from the sale of oil and gas properties totaling $15.3 million. In the first nine months of 1995, the Company reduced reserve-based borrowings by $9.0 million and increased borrowings under the Frontier working capital facility by $4.7 million. Reserve-based borrowing reductions were provided by proceeds from property sales.

    At September 30, 1996, the Company had no debt outstanding on its C$18.0 million reserve-based line of credit and $8.8 million available under the Frontier line of credit. The Company had working capital of $8.2 million at September 30, 1996 compared with $5.2 million at September 30, 1995. The estimated five-year maturities of long-term debt, excluding borrowings under the Frontier line of credit, are $2.5 million in 1997, $5.0 million in 1998, $2.3 million in 2000 and $2.3 million in 2001.

    Effective September 30, 1996, the Company amended its reserve-based credit facility to reduce its tangible net worth and fixed charge coverage covenants which the Company otherwise would have violated, and to extend its revolving period thereunder from December 31, 1997 to December 31, 1998. The loan previously converted to a two-year term loan on December 31, 1998 with payments commencing on March 31, 1999, whereas the September 30, 1996 amendment now requires payment in full of all outstanding principal on the maturity date December 31, 1998. Effective September 30, 1996, interest rates on the prime loan increased one-quarter of one percent to the bank's prime rate plus one percent. Also, the interest rate on Euro-Dollar loans increased from LIBOR, at its prevailing rate, plus one and three-quarters percent to LIBOR plus two percent providing the outstanding principal under the credit facility is equal to or less than C$5 million, or LIBOR plus two and one-quarter percent in the event the outstanding principal under the credit facility exceeds C$5 million. Finally, issuance fees for letters of credit increased from one and three-quarters percent to two percent if on the issue date the outstanding principal under the credit facility is equal to or less than C$5 million, or two and one-quarter percent if on the issue date the outstanding principal under the credit facility exceeds C$5 million. The credit agreement can be extended annually at the option of the lenders.

    Investing activities include proceeds from the sales of Canadian oil and gas properties of $.9 million for the nine months ended September 30, 1996. In 1995 property sales totaled $15.3 million; of which $12.6 million was attributable to United States properties; and $2.7 million was related to Canadian properties including proceeds of $1.8 million for the sale of its interest in a Canadian gas marketing company. Additions to property and equipment in the first nine months decreased $3.8 million from the first nine months in 1995. In the first nine months of 1996, capital expenditures in Canada decreased approximately $2.3 million to $7.0 million, expenditures at the Refinery decreased approximately $1.0 million to $3.5 million, and expenditures related to United States oil and gas operations decreased approximately $.6 million below 1995 levels. Capital expenditures of approximately $12.5 million are currently budgeted for 1996, of which $9.1 million had been incurred as of September 30, 1996. The Company anticipates funding the remaining 1996 capital expenditures with cash provided by operations, currently arranged lines of credit or other sources if necessary.

----------

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

         None.

ITEM 5.  Other Information -

         None.

ITEM 6.  Exhibits and Reports on Form 8-K -

         10.01 - First Amending Agreement dated September 30, 1996 to the Amended and Restated Credit Agreement dated January 30, 1996 with certain banks and J.P. Morgan Canada, as Agent.

         27 -      Financial Data Schedule

----------

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WAINOCO OIL CORPORATION




                           By:
                               /s/ Joel M. Mann
                               Joel M. Mann
                               Vice President - Controller





Date: November 14, 1996