Form 10-K
period 1996-12-31
WAINOCO OIL CORP
filed 1997-03-07
CIK 110430

Form 10-K

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
          For the Fiscal Year Ended:  December 31, 1996
                                OR
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

As of March 5, 1997, there were 27,258,502 common shares outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of Wainoco Oil Corporation held by nonaffiliates was approximately $95.4 million at that date.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated by reference into Items 1 and 2 of Part 1 and Items 5 through 8 of Part II.

Portions of the Annual Proxy Statement for the year ended December 31, 1996 are incorporated by reference into Items 10 through 13 of Part III.

------------
Page 1

Table of Contents

Part I
 Item 1.    Business                                                     1
 Item 2.    Properties                                                   8
 Item 3.    Legal Proceedings                                           12
 Item 4.    Submission of Matters to a Vote of Security Holders         12

Part II
 Item 5.    Market for the Registrant's Common Stock and
             Related Stockholder Matters                                13
 Item 6.    Selected Financial Data                                     13
 Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                        13
 Item 8.    Financial Statements and Supplementary Data                 13
 Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                        13

Part III
 Item 10.   Directors and Executive Officers of the Registrant          13
 Item 11.   Executive Compensation                                      13
 Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                             13
 Item 13.   Certain Relationships and Related Transactions              13

Part IV
 Item 14.   Exhibits, Financial Statements Schedules, and               13
             Reports on Form 8-K

------------------------------------------------------------------------

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

------------
Page 2

Oil and Gas Exploration and Production Operations

   The oil and gas activities of the Company consist of geological and geophysical evaluation of prospective oil and gas properties, the acquisition of oil and gas leases or other interests in exploratory prospects, the drilling of test wells, the acquisition of interests in developed or partially developed properties and the development and operation of properties for the production of oil and gas. At December 31, 1996, approximately 90% of the Company's proved reserves, on a British Thermal Unit ("BTU") equivalent basis, was natural gas. During 1996, oil represented 31% and gas represented 69% of oil and gas revenues. The Company's oil and gas exploration and production activities are conducted directly by the Company or through joint drilling and operating arrangements. Wainoco acts as the operator of the majority of its production and prospects.

   Canada

   Activities in Canada are conducted through Wainoco Oil Corporation with emphasis on exploration, development and production in the western Canadian provinces of British Columbia and Alberta. At December 31, 1996, all estimated proved reserves and approximately 31% of identifiable assets of the Company were located in western Canada. For the year ended December 31, 1996, Canadian operations contributed all of the Company's oil and gas revenue.

   During 1996, the exchange rate of the Canadian dollar averaged approximately U.S. $.7335. The accounts of the Canadian division have been translated in accordance with generally accepted accounting principles as described in Note 2 of the Financial Statements in the 1996 Annual Report to Shareholders which is incorporated herein by reference.

   United States

   Activities in the United States were conducted through Wainoco Oil & Gas Company. During 1994, all United States exploration ceased and certain properties were sold. During 1995, the remaining oil and gas properties were sold. No oil and gas activity was conducted in the United States during 1996.


Refining Operations

   Wainoco's refining activities are conducted through Frontier, which was acquired in October 1991. The refining facilities are located on approximately 120 acres in Cheyenne, Wyoming, on property owned by Frontier. The refinery's permitted crude capacity is 41,000 bpd with an effective operating capacity of 39,000 bpd, which represents approximately 8% of the rated crude distillation capacity in the Rocky Mountain region. The refinery can also process in excess of 4,000 bpd of purchased natural gasoline, butanes and other petroleum liquids. One of Frontier's competitive advantages relative to most other Rocky Mountain refineries is that it includes substantially all of the major refinery units that comprise a complex refinery, including a coker. Therefore, the refinery has the capability of producing a higher yield of lighter, more valuable petroleum products such as gasoline and diesel fuel from heavier, less costly feedstocks such as heavy sour crude oil. The refinery's units have the capacity to process a high percentage (up to 100%) of lower cost, more abundant sour crude oil. The plant's downstream unit configuration provides gasoline octane capability equal to or higher than that of most of its competitors. Frontier also owns an undivided interest equal to 25,000 bpd in a crude oil pipeline from Guernsey, Wyoming to Cheyenne. This pipeline was constructed to help serve the refinery's long-term strategic crude oil needs.

   The Company's gasoline and distillates sales accounted for more than 86% of 1996 consolidated revenues. As a percent of consolidated revenue, gasoline sales were 53%, 52% and 49% and distillates sales were 33%, 31% and 31% in 1996, 1995 and 1994, respectively.

Industry Segments

   The Company's industry segment information for the three years ended December 31, 1996, and the disclosure of the restructuring of its United States oil and gas operations is set forth in Note 6 and 8, respectively, of the Financial Statements in the 1996 Annual Report to Shareholders which is incorporated herein by reference.

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

------------
Page 3

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

   Principal Competitors. Based on proximity to the Denver and Cheyenne areas, Frontier's principal competitors in the wholesale segment are Sinclair Oil Company ("Sinclair") with a 54,000 bpd refinery near Rawlins, Wyoming and a 22,000 bpd refinery in Casper, Wyoming, Total Petroleum (North America) Ltd. ("Total") with a 28,000 bpd refinery in Denver, Colorado and Conoco, Inc. ("Conoco") with a 57,500 bpd refinery in Denver, Colorado. Frontier sells its products exclusively at wholesale, principally to independent retailers, jobbers and major oil companies, while Sinclair, Total and Conoco service both the retail and wholesale markets.

   Frontier is favorably positioned to purchase its crude oil and feedstock requirements. Because many other refiners in the Rocky Mountain region have significantly lower sour crude capacity, Frontier is able to purchase a significant amount of its sour crude oil and all of its sweet crude oil from the region. Frontier also purchases Canadian sour crude oil, which is available via
pipeline into Guernsey, Wyoming.   In addition, the 172,000 bpd Express Pipeline
from Hardisty, Alberta to Guernsey, Wyoming, expected to commence deliveries in the second quarter of 1997, will provide additional sources of Canadian crude oil for the refinery. Frontier has contracted for pipeline capacity of 13,800 bpd on Express commencing in 1997 for a period of fifteen years. The Company's commitment for pipeline capacity is approximately $5.8 million per year.

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

-----------
Page 4

   Strategic Position. Because Frontier includes substantially all of the major refinery units that comprise a complex refinery, Wainoco believes that it potentially has three significant advantages over its principal competitors and most other refineries in the region.

   First, Frontier has the capacity to process a high percentage (up to 100%) of sour crude oil, while most refineries in the Rocky Mountain region can process only sweet crude or smaller percentages of sour crude. Refineries that have the ability to process sour crude can benefit from the lower cost of sour relative to sweet crude oil, which is often referred to as the "sweet/sour spread." During 1996, Frontier's cost for sour crude oil was approximately $2.56 per barrel lower than its cost for sweet crude.

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

   Markets. Frontier sells to a broad base of independent retailers, jobbers and major oil companies in the region. Its largest customer, CITGO Petroleum Products, comprises approximately 16% of Frontier's 1996 sales. Prices are determined by local market conditions at the "terminal rack" and the customer typically supplies his own truck transportation.

   Effect of Crude Oil and Refined Product Prices. Frontier's income and cash flow are derived from the margin between its costs to obtain and refine crude oil and the price for which it can sell products produced in its refining process. The price at which Frontier can sell gasoline and its other refined products will be strongly influenced by the price of crude oil. Although an increase or decrease in the price of crude oil generally results in a corresponding increase or decrease in the price of gasoline and refined products, changes in the prices of refined products generally lag behind changes in the price for crude oil, both upward and downward. Frontier maintains inventories of crude oil, intermediate products and refined products, the value of each of which is subject to rapid fluctuations in market prices. Inventories are recorded at the lower of cost on a first in, first out ("FIFO") basis or market. A rapid and significant movement in the market prices for crude oil or refined products could have an adverse short-term impact on earnings and cash flow. Crude oil prices, in general, are affected by a number of factors, including domestic and international demand, domestic and foreign energy legislation, production guidelines established by the Organization of Petroleum Exporting Countries ("OPEC"), relative supplies of other fuels, such as natural gas, and changing international economic and political conditions.

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

-----------
Page 5

Gas Markets

   The Company sells approximately 59% of its natural gas production under long-term gas contracts managed by companies (aggregators) who purchase large volumes of natural gas from many producers and resell this gas throughout North America. The price paid for this gas is a "net-back" price per unit of gas established by subtracting transportation, processing, storage and administrative costs from the total revenue generated from the monthly sales of gas. During earlier periods of lower load factors, the Company negotiated the right to market such excess volumes not taken by the primary purchaser, to other markets. Such excess volumes are available to be sold in the spot market.

   To diversify gas sales, optimize production, and mitigate poor price performance on the part of some aggregators, Wainoco sells about 41% of its total 1996 gas production under short-term contracts. Generally, one-year renewable contracts have been used for this purpose with gas prices that are negotiated annually as a fixed price per unit of sales or a price indexed to the New York Mercantile Exchange (NYMEX) futures price, or indexed to a specific sales point such as Sumas, British Columbia or Empress, Alberta. Firm transportation and gas processing capacity from major pipeline companies have been obtained in Canada to ensure the continued ability to deliver gas pursuant to these contracts. The tariffs associated with this firm pipeline capacity must be paid regardless of the Company's natural gas productive capacity. During 1996 certain pipeline companies required longer term commitments to maintain existing capacity, resulting in an increase in annual pipeline capacity commitments. The Company has not committed for pipeline capacity in excess of our existing deliverability dedicated to short-term gas contracts. Any productive capacity above the Company's firm pipeline capacity must be marketed on an interruptible basis. As of December 31, 1996, the Company's annual commitment for firm pipeline capacity is estimated to approximate $3 million from 1997 to 2001, decreasing to approximately $2 million from 2002 to 2007.
The 1997 commitment represents approximately 58% of gross productive capacity.

Government Regulations

   Canadian Oil & Gas Operations

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

   Royalties and Incentives. Wainoco's Canadian oil and gas production is subject to the payment to provincial governments, among others, of a specified percentage of production revenue as a royalty. Royalties paid to the Province of Alberta are subject to a rebate called the Alberta Royalty Tax Credit ("ARTC"). Prior to 1995, the ARTC was based on a price-sensitive formula using the average West Texas Intermediate (WTI) quarterly oil price. Effective January 1, 1995, gas prices were included in determination of the ARTC rate. The maximum annual ARTC was $1.1 million in each of 1996 and 1995, and $1.4 million
in 1994.   The Company recognized ARTC's of $.6 million,  $.5 million, and $1.1 million in 1996, 1995 and 1994, respectively. The Alberta government has made changes and continues to consider further changes in its royalty structure (including royalty exemption periods).

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

------------
Page 6

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

   Refinery Operations

   The Company's refinery operations are subject to laws and regulations relating to environmental quality and pollution control. Among these requirements are regulations recently promulgated by the United States Environmental Protection Agency under the authority of Title III of the Clean Air Act Amendments of 1990 (the "Act") which will require the Company to expend approximately $1 million by the statutory compliance deadline of August 1, 1998 to improve the refinery's control of emissions of certain petroleum materials designated as hazardous by the Act. Subsequent rule making authorized by this or other titles of the Act may necessitate additional expenditures in future years. Because other refineries will be required to make similar expenditures, the Company does not expect such expenditures to materially adversely impact its competitive position.

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

   In the wake of new state legislation, the Company and the Wyoming Department of Environmental Quality have recently entered into an administrative consent order ("State Order") that generally parallels the Federal Order and replaces the Consent Decree. (In March 1995, the Consent Decree was dismissed and the State Order issued). The State Order eliminates certain equivocal Consent Decree requirements, unified state and federal regulatory expectations regarding site investigation and remediation and, consequently, helps to streamline certain of the Company's current environmental obligations. The Environmental Protection Agency has proposed withdrawal of the Federal Order in recognition of the State Order and of Wyoming's assumption of federal corrective action powers.

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

Seasonality

   Due to seasonal increases in tourist related volume and road construction work, a higher demand exists in the Rocky Mountain region for gasoline and asphalt products during the summer months than during the winter months. Diesel demand is relatively constant throughout the year because two major east-west truck routes, and at least two railroads, extend into or through Frontier's principal marketing area. However, reduced road construction and agricultural work during the winter months does somewhat reduce demand for diesel. The refinery normally schedules its maintenance turnaround work during the spring or fall of each year. During the fourth quarter of 1997, Frontier has scheduled a significant turnaround on its crude unit and reformer unit.

------------
Page 7

Employees

   At December 31, 1996, the Company had 341 full-time employees, a decrease of 39 from a year earlier. The Company's 56 full-time employees in Canadian oil and gas operations include 4 geologists and 2 land men in exploration and development, and 4 petroleum engineers in drilling and production. The Company employs 275 full-time employees in the refining operations, 36 at the Denver office and 239 at the refinery. The refinery employees include 71 administrative and technical personnel and 168 union members. The union members are represented by seven bargaining units, the largest being the Oil, Chemical and Atomic Workers International Union ("OCAW"). Six AFL-CIO affiliated unions represent Frontier's craft workers. On May 8, 1996 approximately 150 union employees commenced a strike which settled July 29, 1996. The current three year OCAW contract expires in July 1999, while the six year AFL-CIO affiliated union's six year contract expires in June 2002. The Company considers relations with all of its employees to be good.

------------
Page 8

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

Refining Operations


Years Ended December 31,                              1996        1995        1994
                                                   ----------  ----------  ----------

Charges (bpd)
 Sweet crude                                           4,322       8,098       6,165
 Sour crude                                           31,677      27,174      27,025
 Other feed and blend stocks                           5,192       5,072       4,105
                                                   ----------  ----------  ----------
   Total                                              41,191      40,344      37,295

Manufactured product yields (bpd)
 Gasoline                                             16,825      17,263      16,106
 Distillates                                          13,712      13,744      13,094
 Asphalt and other                                     9,215       7,951       6,575
                                                   ----------  ----------  ----------
   Total                                              39,752      38,958      35,775

Total product sales (bpd)
 Gasoline                                             20,311      20,767      19,437
 Distillates                                          12,561      13,265      12,628
 Asphalt and other                                     7,306       6,781       6,724
                                                   ----------  ----------  ----------
   Total                                              40,178      40,813      38,789

Operating margin information (per sales bbl)
 Average sales price                               $   25.98   $   22.14   $   22.06
 Material costs (under FIFO inventory accounting)      21.50       18.11       16.18
                                                   ----------  ----------  ----------
   Product spread                                       4.48        4.03        5.88
 Operating expenses excluding depreciation              3.15        3.19        3.45
 Depreciation                                            .59         .55         .53
                                                   ----------  ----------  ----------
   Operating margin                                $     .74   $     .29   $    1.90

Manufactured product margin
  before depreciation (per bbl)                    $    1.33   $     .84   $    2.46

Purchased product margin
  (per purchased product bbl)                      $    2.03   $     .98   $    1.35

Sweet/sour spread (per bbl)                        $    2.56   $    2.94   $    3.61

Average sales price (per sales bbl)
 Gasoline                                          $   28.78   $   24.68   $   24.57
 Distillates                                           28.89       23.48       23.48
 Asphalts and other                                    13.21       11.73       12.18


------------
Page 9


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


Years Ended December 31,                            1996        1995        1994
                                                 ----------  ----------  ----------

Net Gas Produced (mmcf)
 Canada                                             12,518      15,359      15,325
 United States                                           -         593       2,993
                                                 ----------  ----------  ----------
   Total                                            12,518      15,952      18,318

Average Daily Gas Production (mmcf)
 Canada                                                 34          42          42
 United States                                           -           2           8
                                                 ----------  ----------  ----------
   Total                                                34          44          50

Average Gas Sales Price (per mcf)
 Canada                                          $    1.03   $     .90   $    1.31
 United States                                           -        1.62        2.08
 Weighted Average                                     1.03         .93        1.43

Net Oil Produced (bbls)
 Canada                                            329,000     284,000     224,000
 United States                                           -     409,000     696,000
                                                 ----------  ----------  ----------
   Total                                           329,000     693,000     920,000

Average Daily Oil Production (bbls)
 Canada                                                899         778         614
 United States                                           -       1,121       1,907
                                                 ----------  ----------  ----------
   Total                                               899       1,899       2,521

Average Oil Sales Price (per bbl)
 Canada                                          $   17.83   $   14.46   $   12.80
 United States                                           -       15.94       14.99
 Weighted Average                                    17.83       15.33       14.45

Average Production Cost
   (per dollar of oil and gas sales)
 Canada                                          $     .27   $     .35   $     .25
 United States                                           -         .52         .43
 Weighted Average                                      .27         .40         .33

Average Production Cost
   (per BTU equivalent mcf of production)
 Canada                                          $     .34   $     .37   $     .34
 United States                                           -        1.29        1.01
 Weighted Average                                      .34         .51         .54


------------
Page 10


   Oil and gas drilling activities

   The following table shows the number of completed wells in which the Company has participated, the net interest to the Company in those wells and the results thereof for the periods indicated (excluding those wells drilled under farm out arrangements). As of December 31, 1996, the Company did not have any wells in progress.


                                    Exploratory                         Development
                        ----------------------------------  ----------------------------------
                          Oil      Gas      Dry     Total     Oil      Gas      Dry     Total
                        -------  -------  -------  -------  -------  -------  -------  -------

Gross Wells
1996 - Canada                2        2       10       14        1        -        -        1

1995 - Canada                8        2        6       16        2        -        1        3

1994 - Canada                3       12       10       25        -       12        3       15
       United States         3        1        3        7        -        6        -        6
                        -------  -------  -------  -------  -------  -------  -------  -------
                             6       13       13       32        -       18        3       21

Net Wells
1996 - Canada             1.10     1.10     5.42     7.62     0.60        -        -     0.60

1995 - Canada             4.36     1.20     4.06     9.62     1.20        -     0.06     1.26

1994 - Canada             0.64     5.85     4.08    10.57        -     2.22     0.42     2.64
       United States      1.50     0.25     0.95     2.70        -     0.12        -     0.12
                        -------  -------  -------  -------  -------  -------  -------  -------
                          2.14     6.10     5.03    13.27        -     2.34     0.42     2.76


   Principal oil and gas properties

   The following presentation is a summary description of the Company's most significant oil and gas properties. During 1996, the Company's production was not curtailed other than for mechanical problems relating to pipeline and compressor repairs and maintenance, with the exception of 317 MMCF which was voluntarily held from the market by the Company due to extremely low natural gas prices in British Columbia.

   In the Monias area (British Columbia), the Company has an average working interest of 41.9%. Two pipelines collect gas from the area, allowing the Company flexibility in seeking gas purchasers. In 1996, Wainoco sold 85% of its gas sales under long-term contracts to CanWest Gas Supply Inc. (CanWest), Northwest Pacific Energy Marketing Inc. and B.C. Gas Inc. and 15% to Canadian industrial gas users or exported to the United States under short-term contracts.

   In the Maple Glen-Leo area (Alberta), the Company has an average working interest of 46.6%. During 1996, 69% of gas sales were made under long-term contracts with Pan-Alberta Gas Ltd. (Pan-Alta) and Western Gas Marketing Limited (WGML), while 31% was sold into the Alberta industrial gas market or exported into the U.S. under short-term contracts.

   In the Muskrat area (British Columbia), the Company has an average working interest of 58.5% in the area. Oil production is sold to Northridge Petroleum Marketing Inc., and all of the natural gas is sold to Canadian industrial gas users or to export markets in the United States under short-term contracts.

   In the Wardlow area (Alberta), the Company has an average working interest of 85.3% and 7 additional undeveloped well locations on proved acreage. Wainoco holds overriding royalty interests in 19,840 gross proved acres. During 1996, 100% of production was sold under long-term contracts to Pan-Alta and WGML.

------------
Page 11


   In the Septimus area (British Columbia), the Company has an average working interest of 58.8%. In 1996, Wainoco sold 38% of production under long-term contracts to BC Gas Inc., and 62% of production was sold to Canadian industrial gas users or to export markets in the United States under short-term contracts.

   In the North Cache field (British Columbia), the Company has an average working interest of 69.5%. During 1996, 50% of production was sold under long-term contracts to CanWest and 50% was sold to Canadian industrial gas users or to export markets in the United States under short-term contracts.

   The following table summarizes Canadian principal property data for the year and as of December 31, 1996.

                                                                              Average Daily
                                                                                Production     Proved Reserves
                                                     Gross Acreage          ----------------  ----------------   Discounted
                                        Gross   -----------------------       Gas       Oil      Gas      Oil     Net Cash
                                        Wells   Productive  Undeveloped      (mcf)    (bbls)   (mmcf)  (mbbls)      Flows
                                        -----   ----------  -----------     -------  -------  -------  -------  ------------
                                                                                                               (in thousands)

Monias area, British Columbia             38       21,037       14,678       9,167       30    25,471       85   $   28,663
Maple Glen-Leo area, Alberta              59       45,128        5,760       4,765       33     9,405       70       13,470
Muskrat area, British Columbia            14        3,869        9,092         447      348     4,042      741       11,074
Wardlow area, Alberta                    116       18,240        2,080       3,076        -     7,917        -       10,411
Septimus area, British Columbia            4        1,947       13,573       2,232       13     8,220       44        7,945
North Cache field, British Columbia        5        2,760        2,810       1,849       28     5,740       79        6,648


   Productive wells

   The following table shows the Company's gross and net interests in Canadian productive oil and gas wells at December 31, 1996.


                                      Gross       Net
                                    ---------  ---------

                 Oil                      90      20.31
                 Gas                     382     187.93
                                    ---------  ---------
                      Total              472     208.24
                                    =========  =========


One or more completions in the same bore hole are counted as one well. The data in the table includes 41 gross (34.0 net) gas wells and 1 gross (0.6 net) oil wells with multiple completions.

------------
Page 12


   Acreage

   The table below summarizes the Company's interest in Canadian productive and undeveloped acreage as of December 31, 1996.


                                                 Productive             Undeveloped
                                            --------------------   --------------------
                                              Gross       Net        Gross       Net
                                            ---------  ---------   ---------  ---------


Alberta                                      258,911     60,553     168,134     65,751
British Columbia                              71,648     26,192     103,780     54,574
Northwest Territories and Beaufort Sea             -          -      12,775        262
                                            ---------  ---------   ---------  ---------
                                             330,559     86,745     284,689    120,587
                                            =========  =========   =========  =========


   Reserves

   The information which presents the estimated net quantities of the Company's proved oil and gas reserves and the standardized measure of discounted future net cash flows attributable to such reserves under the heading "Supplemental Financial Information" in the 1996 Annual Report to Shareholders is incorporated herein by reference.

Other Properties

   The Company leases approximately 3,300 square feet of office space in Houston for its corporate headquarters under a three and one half year lease expiring in October 1999. Additionally, the Company continues to lease approximately 27,000 square feet of office space in Houston previously utilized for corporate headquarters and the U.S. oil and gas exploration and production staff. The Company is continuing its efforts to market or sublease such space
which continues under lease until September 1998.   In Canada, the Company
leases approximately 17,000 square feet in Calgary for its Canadian oil and gas exploration and production office under a lease expiring in August 2000. Frontier leases approximately 16,000 square feet in Englewood, Colorado for its refining operations headquarters under a seven-year lease expiring in July 2002.

ITEM 3.     LEGAL PROCEEDINGS

   There are no legal proceedings which in the opinion of management would have a material adverse impact on the Company. See Item 1. Business - Government Regulations regarding certain ongoing proceedings regarding environmental matters.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

------------
Page 13


PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

   The information in the 1996 Annual Report to Shareholders under the heading "Common Stock" is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

   The information in the 1996 Annual Report to Shareholders under the heading "Five Year Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information in the 1996 Annual Report to Shareholders under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and the data contained in the 1996 Annual Report to Shareholders are incorporated herein by reference. See index to financial statements and supplemental data appearing under Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III

   The information called for by Part III of this Form is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of its last fiscal year.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements and Supplemental Data            Page*
-----------------------------------------------------------------

 Consolidated Statements of Operations                         17
 Consolidated Balance Sheets                                   18
 Consolidated Statements of Cash Flows                         19
 Consolidated Statements of Shareholders' Equity               20
 Notes to Financial Statements                                 21
 Report of Independent Public Accountants                      28
 Oil and Gas Producing Activities                              29
 Selected Quarterly Financial Data                             15

 *Reference to pages in the 1996 Annual Report to Shareholders (as published), which portions thereof are incorporated herein by reference.

-----------------------------------------------------------------

------------
Page 14


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

*   10.1 - Amended and Restated Credit Agreement dated January 30, 1996 with
           J.P. Morgan Bank Canada and Paribas Bank of Canada (filed as Exhibit
           10.1 to Form 10-K dated December 31, 1995).

*   10.2 - First Amending Agreement dated September 30, 1996 to the Amended and
           Restated Credit Agreement dated January 30, 1996 with certain banks and J.P. Morgan Canada, as Agent (filed as Exhibit 10.01 to Form 10-Q dated September 30, 1996).

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

*   10.7 - Third Amendment dated December 31, 1993 to Loan Agreement dated
           August 10, 1992 with certain banks and Union Bank (filed as Exhibit
           10.23 to Form 10-K dated December 31, 1993).

*   10.8 - Fourth Amendment dated July 6, 1994 to Loan Agreement dated August
           10, 1992 with certain banks and Union Bank (filed as Exhibit 10.03 to Form 10-Q dated June 30, 1994).

*   10.9 - Fifth Amendment dated July 1, 1995 to Loan Agreement dated August
           10, 1992 with certain banks and Union Bank (filed as Exhibit 10.04 to Form 10-Q dated June 30, 1995).

   10.10 - Sixth Amendment dated July 1, 1996 to Loan Agreement dated August 10, 1992 with certain banks and Union Bank.

*+ 10.11 - The 1968 Incentive Stock Option Plan as amended and restated (filed as Exhibit 10.1 to Form 10-K dated December 31, 1987).

*+ 10.12 - The 1977 Stock Option Plan as amended and restated (filed as Exhibit
           10.2 to Form 10-K dated December 31, 1989).

*+ 10.13 - 1995 Stock Grant Plan for Non-employee Directors (filed as Exhibit
           10.14 to Form 10-Q dated June 30, 1995).

*+ 10.14 - Wainoco Deferred Compensation Plan dated October 29, 1993 (filed as
           Exhibit 10.19 to Form 10-K dated December 31, 1994).

------------
Page 15


*+ 10.15 - Wainoco Deferred Compensation Plan for Directors dated May 1, 1994
           (filed as Exhibit 10.20 to Form 10-K dated December 31, 1994).

*+ 10.16 - Executive Employment Agreement dated April 3, 1995 between the
           Company and James R. Gibbs (filed as Exhibit 10.09 to Form 10-Q dated June 30, 1995).

*+ 10.17 - Executive Employment Agreement dated April 3, 1995 between the
           Company and Julie H. Edwards (filed as Exhibit 10.10 to Form 10-Q dated June 30, 1995).

*+ 10.18 - Executive Employment Agreement dated April 3, 1995 between the
           Company and S. Clark Johnson (filed as Exhibit 10.11 to Form 10-Q dated June 30, 1995).

*+ 10.19 - Executive Employment Agreement dated April 3, 1995 between the
           Company and Robert D. Jones (filed as Exhibit 10.12 to Form 10-Q dated June 30, 1995).

*+ 10.20 - Executive Employment Agreement dated April 3, 1995 between the
           Company and George E. Aldrich (filed as Exhibit 10.13 to Form 10-Q dated June 30, 1995).

*+ 10.21 - Executive Employment Agreement dated April 1, 1996 between the
           Company and Joel M. Mann (filed as Exhibit 10.01 to Form 10-Q dated June 30, 1996).

    13.1 - Portions of the Company's 1996 Annual Report covering pages 10 through 15 and 17 through 32.

    21.1 - Subsidiaries of the Registrant.

      23 - Consent of Arthur Andersen LLP.

      27 - Financial Data Schedule.

*  Asterisk indicates exhibits incorporated by reference as shown.
+  Plus indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

   No reports on Form 8-K have been filed by the Company during the fourth quarter of 1996.

(c)   Exhibits

   The Company's 1996 Annual Report is available upon request. Shareholders of the Company may obtain a copy of any other exhibits to this Form 10-K at a charge of $.25 per page. Requests should be directed to:

      Larry Bell
      Corporate Communications
      Wainoco Oil Corporation
      10000 Memorial Drive, Suite 600
      Houston, Texas 77024-3411

------------
Page 16


(d)   Schedules

   Report of Independent Public Accountants on Financial Statement Schedules:

To Wainoco Oil Corporation:

   We have audited in accordance with generally accepted auditing standards, the financial statements included in Wainoco Oil Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 12, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                              ARTHUR ANDERSEN LLP

Houston, Texas
February 12, 1997

------------
Page 17



Wainoco Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
As of December 31,                                         Schedule I
(in thousands)

                                                            1996         1995
                                                         ----------   ----------

ASSETS
Current Assets:
   Cash and cash equivalents                             $   2,528    $   3,275
   Receivables                                               3,827        3,457
   Other current assets                                        212          132
                                                         ----------   ----------
      Total current assets                                   6,567        6,864
                                                         ----------   ----------
Property, Plant and Equipment, at cost -
   Oil and gas properties, on a full-cost basis            170,879      164,711
   Furniture, fixtures and other                             1,354          879
                                                         ----------   ----------
                                                           172,233      165,590
   Less - Accumulated depreciation,
     depletion and amortization                           (102,800)     (94,956)
                                                         ----------   ----------
                                                            69,433       70,634
Investment in Subsidiaries                                 137,193      142,442
Other Assets                                                 4,791        4,715
                                                         ----------   ----------
                                                         $ 217,984    $ 224,655
                                                         ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                      $   2,914    $   4,214
   Other accrued liabilities                                 5,792        5,428
   Current maturities of long-term debt                      2,500            -
                                                         ----------   ----------
      Total current liabilities                             11,206        9,642
                                                         ----------   ----------
Deferred Income Taxes                                        1,718        1,718
Deferred Revenues and Other                                  1,077          863
Payable to Affiliated Companies                             32,786       34,591
Long-Term Debt                                             145,928      145,377

Shareholders' Equity                                        25,269       32,464
                                                         ----------   ----------
                                                         $ 217,984    $ 224,655
                                                         ==========   ==========


The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries" are an integral part of these financial statements.

------------
Page 18


Wainoco Oil Corporation
Condensed Financial Information of Registrant
Statements of Operations
For the three years ended December 31,                   Schedule I
(in thousands)


                                                 1996        1995        1994
                                              ----------  ----------  ----------

Revenues:
  Oil and gas sales                           $  18,738   $  17,964   $  22,901
  Equity in earnings of subsidiaries              7,653      (1,149)      1,122
  Other income                                      854       3,011       1,232
                                              ----------  ----------  ----------
                                                 27,245      19,826      25,255
                                              ----------  ----------  ----------
Costs and Expenses:
  Oil and gas operating costs                     4,986       6,287       5,672
  Selling and general expenses                    4,453       4,958       4,790
  Depreciation, depletion and amortization        8,200       9,641      10,407
                                              ----------  ----------  ----------
                                                 17,639      20,886      20,869
                                              ----------  ----------  ----------

Operating Income (Loss)                           9,606      (1,060)      4,386
Interest Expense, net                            16,311      17,932      17,828
                                              ----------  ----------  ----------

Loss Before Income Taxes                         (6,705)    (18,992)    (13,442)
Provision (Benefit) for Income Taxes                187         133        (835)
                                              ----------  ----------  ----------

Net Income (Loss)                             $  (6,892)  $ (19,125)  $ (12,607)
                                              ==========  ==========  ==========


The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries" are an integral part of these financial statements.

------------
Page 19



Wainoco Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flow
For the three years ended December 31,                    Schedule I
(in thousands)


                                                       1996        1995        1994
                                                    ----------  ----------  ----------


Operating Activities
  Net income (loss)                                 $  (6,892)  $ (19,125)  $ (12,607)
  Equity in earnings of subsidiaries                   (7,653)      1,149      (1,122)
  Depreciation, depletion and amortization              8,200       9,641      10,407
  Other                                                  (931)       (246)       (375)
                                                    ----------  ----------  ----------
Net cash used by operating activities                  (7,276)     (8,581)     (3,697)
                                                    ----------  ----------  ----------

Investing Activities
  Additions to property, plant and equipment           (8,989)    (11,345)    (10,817)
  Proceeds from sale of property                          990       2,692         928
  Acquisition costs and other                             429         486      (1,233)
                                                    ----------  ----------  ----------
Net cash used by investing activities                  (7,570)     (8,167)    (11,122)
                                                    ----------  ----------  ----------

Financing Activities
  Long-term borrowings -
     Bank debt                                          9,143      30,000      10,664
     12% Senior Notes                                   3,000           -           -
  Repayments -
     Bank debt                                         (9,143)    (30,000)    (10,664)
     12% Senior Notes                                       -      (8,000)          -
     Debentures                                             -      (2,500)     (2,500)
  Common stock offering & commitments                       -           -           -
  Change in intercompany balances, net                 (1,805)     14,000      (3,829)
  Dividends paid to Parent                             12,902      14,450      22,750
  Other                                                   (11)          9          38
                                                    ----------  ----------  ----------
Net cash provided by financing activities              14,086      17,959      16,459
Effect of exchange rate changes on cash                    13         (38)        (36)
                                                    ----------  ----------  ----------

Increase (decrease) in cash and cash equivalents         (747)      1,173       1,604
Cash and cash equivalents - beginning of period         3,275       2,102         498
                                                    ----------  ----------  ----------
Cash and cash equivalents - end of period           $   2,528   $   3,275   $   2,102
                                                    ==========  ==========  ==========



The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries" are an integral part of these financial statements.

------------
Page 20

Wainoco Oil Corporation
Notes to Condensed Financial Information of Registrant
December 31, 1996                                       Schedule I



(1)  General

  The accompanying condensed financial statements of Wainoco Oil Corporation (Registrant) should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's 1996 Annual Report to Shareholders. Certain reclassifications have been made to 1995 amounts to conform with the current year presentation which resulted in an increase in Shareholders' Equity and Investment in Subsidiaries of approximately $5.9 million.

(2)  Oil and gas properties

  All of the Registrant's oil and gas properties are located in Canada. Information relating to the Registrant's oil and gas operations is disclosed in the "Notes to the Financial Statements of Wainoco Oil Corporation and Subsidiaries."

(3)  Long-term debt

  The components (in thousands) of long-term debt are as follows:


                                                 1996         1995
                                             -----------  -----------

12% Senior Notes                             $   95,000   $   92,000
7 3/4% Convertible Subordinated Debentures       46,000       46,000
10 3/4% Subordinated Debentures                   4,928        7,377
                                             -----------  -----------
                                             $  145,928   $  145,377
                                             ===========  ===========


  At December 31, 1996 $2.5 million (1995 - nil) of 10 3/4% Subordinated Debentures are classified as Current Liabilities.

(4)  Five-year maturities of long-term debt

  The estimated five-year maturities of long-term debt are $2.5 million in 1997, $5.0 million in 1998, $2.3 million in 2000, and $2.3 million in 2001.

(5)  Restructuring of operations

  Wainoco's subsidiary, Wainoco Oil & Gas Company, ceased oil and gas exploration activities in the United States in 1994 and sold all of its United States oil and gas properties in 1994 and 1995. Information relating to the restructuring and sale are disclosed in the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries."

------------

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.


                                          WAINOCO OIL CORPORATION



                                     By:  /s/ James R. Gibbs
                                          -------------------------
                                          James R. Gibbs
                                          President
                                          (chief executive officer)


Date: March 5, 1997

---------------------------------------------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Wainoco Oil Corporation and in the capacities and on the date indicated.





/s/ James R. Gibbs                           /s/ Paul B. Loyd, Jr.
-------------------------                    -------------------------
James R. Gibbs                               Paul B. Loyd, Jr.
President and Director                       Director
(chief executive officer)





/s/ Julie H. Edwards                         /s/ James S. Palmer
-------------------------                    -------------------------
Julie H. Edwards                             James S. Palmer
Senior Vice President - Finance and          Director
Chief Financial Officer
(principal financial officer)




/s/ Joel M. Mann                             /s/ Derek A. Price
-------------------------                    -------------------------
Joel M. Mann                                 Derek A. Price
Vice President - Controller                  Director
(principal accounting officer)





/s/ Douglas Y. Bech                          /s/ Carl W. Schafer
-------------------------                    -------------------------
Douglas Y. Bech                              Carl W. Schafer
Director                                     Director


Date: March 5, 1997