Form 10-Q
period 1997-03-31
WAINOCO OIL CORP
filed 1997-05-02
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q



[x] Quarterly Report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934

          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
                                OR


[ ] Transition Report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934

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


                          Not Applicable
--------------------------------------------------------------------------
      Former name, former address and former fiscal year, if
                    changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No . . .

Registrant's number of common shares outstanding as of April 30, 1997:
27,258,502

                     WAINOCO OIL CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTER ENDED MARCH 31, 1997


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























Definition of Terms

mcf = one thousand cubic feet
mmcf = one million cubic feet
bbl(s) = barrel(s)
bpd = barrels per day
mbbls = one thousand barrels
mmcfe = one million cubic feet equivalent

Equivalent information is based on British Thermal units at a ratio of six mcf of natural gas to one bbl of oil. All dollar amounts are expressed in United States dollars unless otherwise indicated as Canadian dollars (C$).

PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share)


For the three months ended March 31,              1997            1996
                                              -----------     -----------
Revenues:
  Refined products                             $  89,212       $  75,304
  Oil and gas sales                                5,544           4,985
  Other                                              672           1,274
                                              -----------     -----------
                                                  95,428          81,563

Costs and Expenses:
  Refining operating costs                        91,149          74,381
  Oil and gas operating costs                      1,104           1,181
  Selling and general expenses                     2,344           2,602
  Depreciation, depletion and amortization         4,746           4,529
                                              -----------     -----------
                                                  99,343          82,693

Operating Income (Loss)                           (3,915)         (1,130)
Interest Expense, net                              4,525           4,202
                                              -----------     -----------

Income (Loss) Before Income Taxes                 (8,440)         (5,332)
Provision For Income Taxes                            39             110
                                              -----------     -----------

Net Income (Loss)                              $  (8,479)      $  (5,442)
                                              ===========     ===========

Net Income (Loss) Per Share                    $    (.31)      $    (.20)
                                              ===========     ===========




The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

March 31, 1997 and December 31, 1996                     1997        1996
                                                      ----------  ----------

ASSETS
Current Assets:
  Cash, including cash equivalents of
     $613 in 1997 and $609 in 1996                    $   5,154   $   5,183
  Trade receivables                                      18,752      19,422
  Joint operators and other receivables                   1,642       1,357
  Inventory of crude oil, products and other             31,124      29,617
  Other current assets                                      683         730
                                                      ----------  ----------
     Total current assets                                57,355      56,309
                                                      ----------  ----------
Property and Equipment, at cost:
  Oil and gas properties, on a full-cost basis          170,561     170,879
  Refinery and pipeline                                 143,595     143,172
  Furniture, fixtures and other equipment                 3,666       3,646
                                                      ----------  ----------
                                                        317,822     317,697
  Less - Accumulated depreciation, depletion
     and amortization                                   142,738     139,091
                                                      ----------  ----------
                                                        175,084     178,606

Other Assets                                              4,783       4,950
                                                      ----------  ----------

                                                      $ 237,222   $ 239,865
                                                      ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                    $  33,784   $  43,789
  Oil and gas proceeds payable                            1,802       1,207
  Accrued interest                                        3,564       5,249
  Accrued turnaround cost                                 4,131       3,490
  Other accrued liabilities                               3,360       3,826
  Current maturities of long-term debt                    2,500       2,500
                                                      ----------  ----------
     Total current liabilities                           49,141      60,061
                                                      ----------  ----------

Long-Term Debt, net of current maturities:
  Revolving credit facilities                            14,600           -
  12% Senior Notes                                       97,000      95,000
  7 % Convertible Subordinated Debentures                46,000      46,000
  10 % Subordinated Debentures                            4,941       4,928
                                                      ----------  ----------
                                                        162,541     145,928
                                                      ----------  ----------

Deferred Credits and Other                                7,035       6,189

Deferred Income Taxes                                     2,418       2,418

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares
     authorized, no shares issued                             -           -
  Common stock, no par, 50,000,000 shares authorized,
     27,313,502 shares issued in 1997 and 1996           57,172      57,172
  Paid-in capital                                        81,767      81,767
  Retained earnings (deficit)                          (113,400)   (104,921)
  Cumulative translation adjustment                      (9,204)     (8,501)
  Treasury stock, 55,000 shares                            (248)       (248)
                                                      ----------  ----------

     Total Shareholders' Equity                          16,087      25,269
                                                      ----------  ----------

                                                      $ 237,222   $ 239,865
                                                      ==========  ==========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the three months ended March 31,                          1997          1996
                                                           ----------    ----------

OPERATING ACTIVITIES
Net income (loss)                                          $  (8,479)    $  (5,442)
Depreciation, depletion and amortization                       4,746         4,529
Deferred credits and other                                       730         1,110
                                                           ----------    ----------
                                                              (3,003)          197
Changes in working capital from operations                   (11,062)       (8,650)
                                                           ----------    ----------
  Net cash provided by (used in) operating activities        (14,065)       (8,453)

INVESTING ACTIVITIES
Additions to property and equipment                           (3,019)       (3,789)
Sales of oil and gas properties                                  180           123
Net cash received (distributed) as operator of properties        341           420
                                                           ----------    ----------
  Net cash provided by (used in) investing activities         (2,498)       (3,246)

FINANCING ACTIVITIES
Long-term borrowings -
  Bank debt                                                   15,971        10,028
  12% Senior Notes                                             2,000         2,000
Repayments of long-term bank debt                             (1,371)       (3,828)
Other                                                            (56)         (101)
                                                           ----------    ----------
  Net cash provided by financing activities                   16,544         8,099

Effect of exchange rate changes on cash                          (10)            7
                                                           ----------    ----------

Decrease in Cash and Cash Equivalents                            (29)       (3,593)
Cash and Cash Equivalents, beginning of period                 5,183         6,045
                                                           ----------    ----------
Cash and Cash Equivalents, end of period                   $   5,154     $   2,452
                                                           ==========    ==========

The accompanying notes are an integral part of these financial statements.



WAINOCO OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 1997
(Unaudited)

1.  Financial statement presentation and earnings per share

Financial statement presentation

    The condensed consolidated financial statements include the accounts of Wainoco Oil Corporation, a Wyoming Corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc. ("Frontier" or the "Refinery"), collectively referred to as Wainoco or the Company. These financial statements have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Wainoco believes that the disclosures are adequate to make the information presented not misleading.
It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in Wainoco's annual report on Form 10-K for the year ended December 31, 1996.

    Wainoco's oil and gas operations are undertaken in western Canada and the refining operation conducts business in the Rocky Mountain region of the United
States. The Company's Cheyenne, Wyoming Refinery purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, asphalt and petroleum coke.

Earnings per share

    Primary and fully diluted earnings per share have been computed based on the weighted average number of common shares outstanding and did not assume the exercise of stock option shares as a loss was incurred. The primary and fully diluted average shares outstanding for the three months ended March 31, 1997 and 1996 were 27,258,502 and 27,256,002, respectively.

2.  Schedule of major components of inventory


                                                   March 31,    December 31,
                                                     1997           1996
                                                  ----------     ----------
                                                       (in thousands)


Crude oil                                         $   6,058      $   2,863
Unfinished products                                   5,189          7,024
Finished products                                    12,787         12,816
Chemicals                                               878            851
Repairs and maintenance supplies and other            6,212          6,063
                                                  ----------     ----------
                                                  $  31,124      $  29,617
                                                  ==========     ==========


3.  Accounting policy for oil and gas properties

    Wainoco follows the accounting policy (commonly referred to as "full-cost" accounting) of capitalizing costs incurred in the acquisition, exploration and development of oil and gas reserves. No gains or losses are recognized upon the sale or disposition of oil and gas properties, except for significant transactions.

    Wainoco computes the provision for depreciation, depletion and amortization (DD&A) of oil and gas properties on a quarterly basis using the composite unit-of-production method based on future gross revenue attributable to proved reserves.

    Capitalized oil and gas property costs are limited to the present value of future net income from estimated production of proved oil and gas reserves discounted at 10%, plus the value of unproved properties.

    As of March 31, 1997, the present value of future net income from estimated Canadian oil and gas proved reserves exceeded the related capitalized property costs. Future price declines, if any, might require Wainoco to provide additional provisions for DD&A in future periods.


4.  Sale of Canadian oil and gas operations

    In a press release dated March 12, 1997, Wainoco announced that it has retained a financial advisor to assist the Company in the potential sale of its Canadian oil and gas assets in order to maximize shareholder value. The Company provided access to relevant information regarding its Canadian assets to interested parties and has received bids which are currently being evaluated. Should the Company be successful in obtaining an acceptable contract to sell its Canadian oil and gas assets, it is anticipated the sale could be completed in the second quarter of 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS
   Three months ended March 31, 1997 compared with the same period in 1996

  The Company had a loss for the three months ended March 31, 1997 of $8,479,000, or $.31 per share, compared to a loss of $5,442,000, or $.20 per share, for the same period in 1996. Operating income decreased by $2,785,000 resulting in an operating loss of $3,915,000 in 1997. The operating loss was attributable to a decrease in refining operating income of $2,967,000, offset by an increase in Canadian oil and gas operating income of $519,000. Other income for the first quarter of 1996 included $731,000 related to the reduction of certain accruals previously established.

  Refining operating income decreased in 1997 versus 1996 due to a reduced refined product spread and higher refinery operating costs. The refined product spread was $3.16 per bbl compared to $3.43 per bbl in 1996. The 1997 refined product spread was negatively affected by inventory losses of approximately $4.0 million from a decline in crude prices of more than $6 per bbl during the first quarter of 1997. Inventories are recorded at the lower of cost on a first in, first out (FIFO) basis or market. Refined products revenues increased $13,908,000 or 18%. The increase in refined products revenues resulted from a $3.40 per bbl increase in average product sales prices. Refined product sales volumes also increased 4% in 1997 over 1996 levels. Yields of gasoline decreased 2%, while yields of distillate increased by 7% from the same period in 1996.

  Refining operating costs increased $16,768,000 or 23% over 1996 levels due to an increase in material costs and refinery operating expense. Material costs increased 19% or $3.67 per bbl in 1997 due to higher oil prices and inventory losses caused by the rapid decline in crude prices since year-end 1996, whereas the inventory value change was approximately $1.7 million positive in the first quarter of 1996. The sweet/sour spread increased 38% to average $3.48 per bbl in the first quarter of 1997 as Frontier contracted approximately 30,000 bpd of Wyoming and Canadian sour crude oil for much of 1997 at a sweet/sour spread substantially better than in 1996. Refinery operating expense increased $.58 per bbl to $3.73 per bbl in 1997 due to higher natural gas and maintenance costs compared to 1996 first quarter operating expenses which were reduced by a $1.3 million settlement of repair costs related to a 1995 pipeline gas explosion.

  Oil and gas operating income increased $519,000 from $1,140,000 in 1996 to $1,659,000 in 1997. The income improvement was due to improved oil and gas pricing, a lower depletion rate, and reduced production costs. The improvement in operating income occurred despite significantly lower oil and gas sales volumes in 1997 than in 1996.

  In 1997, an 8% decline in oil revenue to $1,376,000 was the result of a 26% decrease in sales volumes offset by a 23% increase in average oil price. Sales volumes were lower in 1997 due to declining deliverability, a reduction in later 1996 of the allowable production rates for several wells discovered in 1995, and the sale of various oil and gas properties throughout 1996.

  Gas revenues increased $684,000, or 20%, due to a 59% increase in the average gas price offset by a 24% decline in sales volumes. The gas sales volume decline in 1997 is attributable to an increase in the provincial share of production due to price sensitive royalty burdens, the disposition of various high operating cost properties during 1996 and early 1997, and productivity declines at various areas.

  Oil and gas operating costs were 7% or $77,000 lower in 1997 due to the implementation of various cost reduction procedures in early 1996 and the disposition of abnormally high operating cost areas. Operating costs for first quarter 1996 reflected various favorable annual joint account adjustments which did not recur in 1997.

  Selling and general expenses decreased $258,000 or 10% to $2,344,000 for the three months ended March 31, 1997 as the three months ended March 31, 1996 included $240,000 of salary and salary-related expenses of certain employees who were not retained subsequent to March 31, 1996 in connection with the disposition of United States oil and gas operations in late 1995 and corporate reorganization in early 1996.

  Depreciation, depletion and amortization increased $217,000 or 5% in the 1997 three-month period as compared to the same period in 1996, most of which increase was incurred in the Canadian oil and gas operations. In 1997, Canadian oil and gas DD&A increased $155,000 or 7% as a result of higher oil and gas revenues in the first quarter of 1997 versus 1996. In Canada, the oil and gas DD&A rate as a percentage of sales decreased from 46% in 1996 to 45% in 1997.

  The interest expense increase of $323,000 or 8% in 1997 was attributable to interest on higher borrowings during 1997 under the refining revolving credit facility and more 12% senior notes outstanding during 1997 than 1996. Average long term debt for the first quarter increased from $151 million in 1996 to $161 million in 1997.

                   OPERATING EARNINGS BY SEGMENT

    The following (in thousands) presents the operating income (loss) by operating segment for the three months ended March 31, 1997 and 1996. Operating income (loss) is income (loss) before net interest expense and provision for income taxes and does not include unallocated net corporate expenses of $518,000 and $912,000 in the three months ended March 31, 1997 and 1996, respectively.


                                                                 Oil and Gas
                                                    Refining       Canada         Total
                                                   ----------    ----------    ----------

Three Months Ended March 31,
1997 - Operating margin (loss)                     $  (1,637)    $   4,754     $   3,117
       Selling and general expenses                    1,164           622         1,786
       Depreciation, depletion and amortization        2,255         2,473         4,728
                                                   ----------    ----------    ----------
          Operating income (loss)                  $  (5,056)    $   1,659     $  (3,397)
                                                   ==========    ==========    ==========

1996 - Operating margin                            $   1,185     $   4,085     $   5,270
       Selling and general expenses                    1,063           627         1,690
       Depreciation, depletion and amortization        2,211         2,318         4,529
                                                   ----------    ----------    ----------
          Operating income (loss)                  $  (2,089)    $   1,140     $    (949)
                                                   ==========    ==========    ==========


The 1996 segmented operating earnings disclosed above excludes $731,000 of other income associated with the disposition of United States oil and gas operations, due to the reduction of certain accruals.

               REFINING OPERATING STATISTICAL INFORMATION


                                                             Three Months Ended
                                                                  March 31,

                                                              1997        1996
                                                           ----------  ----------

Raw material input (bpd)
  Sweet crude                                                  3,311       5,102
  Sour crude                                                  28,605      27,555
  Other feed and blend stocks                                  6,707       5,413
                                                           ----------  ----------
     Total                                                    38,623      38,070

Manufactured product yields (bpd)
  Gasoline                                                    17,268      17,668
  Distillates                                                 13,441      12,570
  Asphalt and other                                            7,174       6,187
                                                           ----------  ----------
     Total                                                    37,883      36,425

Total product sales (bpd)
  Gasoline                                                    20,288      19,942
  Distillates                                                 12,691      12,126
  Asphalt and other                                            5,126       4,511
                                                           ----------  ----------
     Total                                                    38,105      36,579

Operating margin information (per sales bbl)
  Average sales price                                      $   26.02   $   22.62
  Material costs (under FIFO inventory accounting)             22.86       19.19
                                                           ----------  ----------
     Product spread                                             3.16        3.43
  Operating expenses excluding depreciation                     3.73        3.15
  Depreciation                                                   .65         .65
                                                           ----------  ----------
     Operating margin                                      $   (1.22)  $    (.37)

Manufactured product margin before depreciation (per bbl)  $    (.56)  $     .28

Purchased product margin (per purchased product bbl)       $       -   $       -

Sweet/sour spread (per bbl)                                $    3.48   $    2.53

Average sales price (per sales bbl)
  Gasoline                                                 $   29.14   $   25.01
  Distillates                                                  28.44       24.60
  Asphalts and other                                            7.65        6.71


   CANADIAN OIL AND GAS EXPLORATION AND PRODUCTION STATISTICAL INFORMATION


                                                  Three Months Ended
                                                       March 31,

                                                  1997         1996
                                               ----------   ----------

Oil and gas revenue (in thousands)
 Net oil and condensate sales                  $   1,376    $   1,501
 Net gas sales                                     4,168        3,484
                                               ----------   ----------
                                               $   5,544    $   4,985
                                               ==========   ==========
Production
 Net oil and condensate (bbls)                    72,000       96,000
 Net gas (mmcf)                                    2,675        3,539

Price
 Average oil and condensate sales (per bbl)
 before deduction for production taxes         $   19.17    $   15.56
 Average gas sales (per mcf) before
 deduction for production taxes                $    1.56    $     .98

C$/US$
 Period end                                    $   .7222    $   .7357
 Average                                           .7358        .7306


 The following presents Canadian production information which allows comparison to other Canadian oil and gas companies. Gross volumes and revenues represent the Company's working interest before deduction of associated freehold, provincial and other royalties.


                                                  Three Months Ended
                                                       March 31,

                                                  1997          1996
                                               ----------   ----------
Gross volume
 Oil (bbls)                                       80,000      107,000
 Gas (mmcf)                                        3,189        3,944

 Royalty
   Provincial and other
        Oil (bbls)                               (12,000)     (15,000)
        Gas (mmcf)                                  (558)        (480)
   ARTC
        Oil (bbls)                                 4,000        4,000
        Gas (mmcf)                                    44           75

Net volume
 Oil (bbls)                                       72,000       96,000
 Gas (mmcf)                                        2,675        3,539

Gross revenue (in thousands)
 Oil                                           $   1,562    $   1,684
 Gas                                               4,996        3,931

 Royalty
   Provincial and other                           (1,172)        (781)
   ARTC                                              158          151
                                               ----------   ----------

Net revenue (in thousands)
 Oil                                           $   1,376    $   1,501
 Gas                                               4,168        3,484
                                               ----------   ----------
                                               $   5,544    $   4,985
                                               ==========   ==========

                  LIQUIDITY AND CAPITAL RESOURCES

    During the first quarter of 1997, $14,065,000 of cash flows were used in operating activities primarily by the Refinery operations. In 1996, $8,453,000 of cash flows were used in operating activities primarily for a Refinery inventory increase of $7,216,000. The primary source of cash was net borrowings of $14,600,000 in 1997 and $6,200,000 in 1996 under the Frontier line of credit. Proceeds on the resale of $2,000,000 of 12% Senior Notes in each of the years were used to finance operating and investing activities.

    At March 31, 1997, the Company had $13,000,000 (C$18,000,000) available under its oil and gas line of credit and $10,400,000 available under the Frontier line of credit. As of March 31, 1997 there is no outstanding debt on the reserve-based credit facility. The Company had working capital of $8,214,000 at March 31, 1997 compared with $3,599,000 at March 31, 1996. At
March 31, 1997, Frontier would have violated the liquidity coverage covenant under its credit facility but has obtained bank waivers. Frontier does not expect the violation to continue after March 31, 1997. Total available cash under the Frontier line of credit was increased an additional $5 million to $25 million through June 1997.

    Additions to property and equipment in the first quarter decreased $770,000 from the first quarter in 1996. In the first quarter of 1997, capital expenditures in Canada decreased approximately $.4 million to $2.1 million, while expenditures at the refinery decreased approximately $.4 million to $.9 million. Investing activities include proceeds from the sale of oil and gas properties of $180,000 for the three months ended March 31, 1997, an increase from $123,000 in 1996. Capital expenditures of approximately $10.2 million are currently planned for 1997, of which $2.1 million had been incurred as of March 31, 1997.

    Should a sale of the Company's Canadian oil and gas assets as described on page 5 occur, net proceeds from the sale would be used to repay any borrowings under the reserve-based credit facility, to prepay other long-term debt and potentially to fund future growth activities.

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


                           WAINOCO OIL CORPORATION




                           By:  /s/ Julie H. Edwards
                                -------------------------------
                                Julie H. Edwards
                                Senior Vice President - Finance
                                and Chief Financial Officer





Date: April 30, 1997