Form 10-Q
period 1997-06-30
WAINOCO OIL CORP
filed 1997-07-29
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q



 /x/  Quarterly Report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934

           FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /x/     No . . .

   Registrant's number of common shares outstanding as of July 29, 1997:
    27,343,499

                     WAINOCO OIL CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTER ENDED JUNE 30, 1997


                              INDEX

                                                                   Page

Part I - Financial Information

   Item 1.  Financial Statements                                     1

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     7

Part II - Other Information                                         11



















Definitions of Terms

bbl(s) = barrel(s)
bpd = barrel per day
mbbls = thousand barrels

All dollar amounts are expressed in United States dollars unless otherwise indicated as Canadian dollars (C$).

PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share)


                                               Six Months Ended       Three Months Ended
                                                    June 30                 June 30
                                               1997        1996        1997        1996
                                            ----------  ----------  ----------  ----------

Revenues:
  Refined products                          $ 184,670   $ 175,341   $  95,458   $ 100,037
  Other                                         1,230         545         872         283
                                            ----------  ----------  ----------  ----------
                                              185,900     175,886      96,330     100,320
                                            ----------  ----------  ----------  ----------

Costs and Expenses:
  Refining operating costs                    174,383     165,082      83,234      90,701
  Selling and general expenses                  3,507       3,408       1,785       1,433
  Depreciation                                  4,539       4,476       2,266       2,265
                                            ----------  ----------  ----------  ----------
                                              182,429     172,966      87,285      94,399
                                            ----------  ----------  ----------  ----------

Operating Income                                3,471       2,920       9,045       5,921
Interest Expense, Net                           8,970       8,466       4,511       4,316
                                            ----------  ----------  ----------  ----------

Income (Loss) From Continuing
  Operations Before Income Taxes               (5,499)     (5,546)      4,534       1,605
Provision for Income Taxes                          -         120           -          60
                                            ----------  ----------  ----------  ----------

Income (Loss) From Continuing Operations       (5,499)     (5,666)      4,534       1,545
Discontinued Operations:
  Income from oil and gas operations,
      net of taxes                              1,721       1,961         167         192
  Gain on disposal of Canadian oil and gas
      properties, net of $800 of taxes         23,301           -      23,301           -
  Recognition of cumulative
      translation adjustment                   (9,862)          -      (9,862)          -
                                            ----------  ----------  ----------  ----------

Net Income (Loss)                           $   9,661   $  (3,705)  $  18,140   $   1,737
                                            ==========  ==========  ==========  ==========

Income (Loss) Per Share
    From Continuing Operations              $    (.20)  $    (.21)  $     .17   $     .06
                                            ==========  ==========  ==========  ==========

Net Income (Loss) Per Share                 $     .35   $    (.14)  $     .66   $     .06
                                            ==========  ==========  ==========  ==========



The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

June 30, 1997 and December 31, 1996                        1997         1996
                                                        ----------  -----------

ASSETS
Current Assets:
  Cash, including cash equivalents of
     $92,238 in 1997 and $609 in 1996                   $  93,833   $   5,183
  Trade receivables                                        22,347      19,422
  Other receivables                                         1,010       1,357
  Inventory of crude oil, products and other               25,155      29,617
  Other current assets                                        430         730
                                                        ----------  ----------
     Total current assets                                 142,775      56,309
                                                        ----------  ----------
Property and Equipment, at cost:
  Refinery and pipeline                                   144,730     143,172
  Furniture, fixtures and other equipment                   2,764       3,646
  Oil and gas properties, on a full-cost basis                  -     170,879
                                                        ----------  ----------
                                                          147,494     317,697
  Less - Accumulated depreciation, depletion
     and amortization                                      41,004     139,091
                                                        ----------  ----------
                                                          106,490     178,606

Other Assets                                                4,669       4,950
                                                        ----------  ----------

                                                        $ 253,934   $ 239,865
                                                        ==========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                      $  31,844   $  43,789
  Revolving credit facility                                 6,400
  Accrued interest                                          5,363       5,249
  Accrued turnaround cost                                   8,028       3,490
  Accrued liabilities and other                             4,909       5,033
  Current maturities of long-term debt                      2,500       2,500
                                                        ----------  ----------
     Total current liabilities                             59,044      60,061
                                                        ----------  ----------

Long-Term Debt, net of current maturities:
  12% Senior Notes                                         97,000      95,000
  7 3/4% Convertible Subordinated Debentures               46,000      46,000
  10 3/4% Subordinated Debentures                           4,954       4,928
                                                        ----------  ----------
                                                          147,954     145,928
                                                        ----------  ----------

Deferred Credits and Other                                  1,887       6,189

Deferred Income Taxes                                       1,618       2,418

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares
     authorized, no shares issued                               -           -
  Common stock, no par, 50,000,000 shares authorized,
      27,313,502 shares issued in 1997 and 1996            57,172      57,172
  Paid-in capital                                          81,767      81,767
  Retained earnings (deficit)                             (95,260)   (104,921)
  Cumulative translation adjustment                             -      (8,501)
  Treasury stock, 55,000 shares                              (248)       (248)
                                                        ----------  ----------
     Total Shareholders' Equity                            43,431      25,269
                                                        ----------  ----------

                                                        $ 253,934   $ 239,865
                                                        ==========  ==========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the six months ended June 30,                            1997         1996
                                                          ----------   ----------

OPERATING ACTIVITIES
Net income (loss)                                         $   9,661    $  (3,705)
Gain on disposal of Canadian oil and gas properties         (23,301)           -
Recognition of cumulative translation adjustment              9,862            -
Depreciation, depletion and amortization                      8,387        8,666
Deferred credits and other                                     (205)         445
                                                          ----------   ----------
                                                              4,404        5,406
Change in working capital from operations                    (9,224)     (12,719)
                                                          ----------   ----------
  Net cash used in operating activities                      (4,820)      (7,313)

INVESTING ACTIVITIES
Additions to property and equipment                          (5,524)      (7,632)
Sale of Canadian oil and gas properties,
   net of transaction costs                                  91,307            -
Other                                                          (590)       1,022
                                                          ----------   ----------
  Net cash provided by (used in) investing activities        85,193       (6,610)

FINANCING ACTIVITIES
Long-term borrowing-
  Bank debt                                                   1,371        5,143
  12% Senior Notes                                            2,000        2,000
Repayments of long-term bank debt                            (1,371)      (5,143)
Refining credit facility                                      6,400        7,600
Other                                                          (113)        (170)
  Net cash provided by financing activities                   8,287        9,430

Effect of exchange rate changes on cash                         (10)           4
                                                          ----------   ----------

Increase (Decrease) in Cash and Cash Equivalents             88,650       (4,489)
Cash and Cash Equivalents, beginning of period                5,183        6,045
                                                          ----------   ----------
Cash and Cash Equivalents, end of period                  $  93,833    $   1,556
                                                          ==========   ==========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except shares)


                                       Common Stock
                                 -----------------------
                                  Number of                              Retained     Cumulative
                                   Shares                    Paid-In     Earnings    Translation    Treasury
                                   Issued       Amount       Capital     (Deficit)    Adjustment      Stock
                                 ----------   ----------   ----------   ----------   -----------   ----------

December 31, 1996                27,313,502   $  57,172    $  81,767    $(104,921)    $  (8,501)   $    (248)
Translation adjustment                    -           -            -            -        (1,361)           -
Net income                                -           -            -        9,661             -            -
Disposition of Canadian assets            -           -            -            -         9,862            -
                                 ----------   ----------   ----------   ----------   -----------   ----------

June 30, 1997                    27,313,502   $  57,172    $  81,767    $ (95,260)    $       -    $    (248)
                                 ==========   ==========   ==========   ==========   ===========   ==========


The accompanying notes are an integral part of these financial statements.

WAINOCO OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 1997
(Unaudited)

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

    Wainoco conducts its refining operations in the Rocky Mountain region of the United States. The Company's Cheyenne, Wyoming Refinery purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, asphalt and petroleum coke. As discussed in Note 4, on June 16, 1997, Wainoco completed the sale of all its Canadian oil and gas properties. Operating results for Wainoco's oil and gas exploration and production segment have been presented as discontinued operations in the accompanying statements of operations and all previously reported results have been restated to this presentation.

Earnings per share

    Primary and fully diluted earnings per share have been computed on the weighted average number of common shares outstanding and assume the exercise of stock option shares for the six months ended June 30, 1997 and the three months ended June 30, 1997 and 1996. The effect of dilution for the fully diluted computation was immaterial. No effect was given for the addition of dilutive stock options for the six months ended June 30, 1996 as a loss was incurred. The primary and fully diluted average shares outstanding for the six months and three months ended June 30, 1997 were 27,336,847 and 27,415,191, and in 1996 were 27,256,002 and 27,330,233, respectively.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, Earnings Per Share, which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 31, 1997. If the provisions of FAS No. 128 had been adopted in 1997 and 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.

2.  Schedule of major components of inventory


                                                June 30,   December 31,
                                                  1997         1996
                                              ----------    ----------
                                                    (in thousands)


Crude oil                                     $   2,927     $   2,863
Unfinished products                               5,060         7,024
Finished products                                10,129        12,816
Chemicals                                           910           851
Repairs and maintenance supplies and other        6,129         6,063
                                              ----------    ----------
                                              $  25,155     $  29,617
                                              ==========    ==========

3.  Refining credit facility

    The Frontier revolving credit facility was amended in 1997 to extend the maturity from April 2, 1998 to April 2, 1999. No changes to the financial terms of the credit facility were made.

4.  Sale of Canadian oil and gas operations

    On June 16, 1997, Wainoco completed the sale of all its Canadian oil and gas properties to Numac Energy Inc. The transaction was initiated by the Company through a negotiated bid process in order to maximize shareholder value. The oil and gas assets were located in British Columbia and Alberta and included approximately 94 billion cubic feet of natural gas, 1.7 million barrels of oil, condensate and natural gas liquids, 121,500 net undeveloped leasehold acres and a significant amount of seismic data. Additionally, value was received for certain Canadian income tax pools of the Company.

    The contract purchase price of C$133.6 million was adjusted from the January
1, 1997 effective date of the sale to June 16, 1997.   Net proceeds after these
adjustments, transaction expenses and severance costs were approximately C$126.7 million (US$91.3 million) as of June 16, 1997. As of June 30, 1997, $7.7 million of cash deposits are restricted until all Canadian tax reporting is completed, which is expected to be within six months.

    A net gain of $23.3 million was realized on the transaction. No Canadian taxes are estimated to be payable due to available oil and gas deductions and net operating loss carryforwards. For U.S. federal income taxes, available net operating loss carryforwards will be utilized to offset the gain; however, alternative minimum taxes of approximately $800,000 are estimated to be payable.

    The cumulative translation adjustment as of May 5, 1997 (the measurement date of the sale) of $9.9 million was realized against income as a result of the sale. In prior periods, Wainoco had recognized the currency translation impact of its Canadian operations as a direct reduction to shareholders' equity. Consequently, the recognition of the cumulative translation adjustment in the accompanying statements of operations has no affect on shareholders' equity.

    A net operating loss of $54,000 from Canadian operations from the measurement date until June 16, 1997 was included in the gain calculation. As of June 30, 1997, the assets and liabilities of the Canadian operations retained by Wainoco consist of the following (in thousands):

             Receivables                   $323
             Other Assets                   141
             Payables                       130

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS
Six months ended June 30, 1997 compared with the same period in 1996

  The Company had net income for the six months ended June 30, 1997 of $9,661,000, or $.35 per share, compared to a loss of $3,705,000 or $.14 per share for the same period in 1996. The 1997 results include a $23.3 million gain on the sale of the Canadian oil and gas operations which closed on June 16, 1997 and the $9.9 million reduction to income in recognition of the cumulative translation adjustment. Refer to Note 4 to the financial statements for further information on the sale. Operating results for Wainoco's oil and gas exploration and production segment have been presented as discontinued operations in the accompanying statements of operations and all previously reported results have been restated to this presentation. Wainoco's primary continuing operation is its Frontier refining operation in the Rocky Mountain region of the United States.

  Operating income increased $551,000 in 1997 versus 1996 due to an increase in the refined product spread and an increase in other income offset by higher refining operating costs. The refined product spread was $4.75 per bbl compared to $4.66 per bbl in 1996. The 1997 refined product spread benefited from better light product margins and improved sweet/sour spread despite the first quarter 1997 inventory losses of approximately $4.0 million from a decline in crude prices of more than $6 per bbl. Inventories are recorded at the lower of cost on a first in, first out (FIFO) basis or market. Refined product revenues increased $9.3 million or 5.3%. The increase in refined product revenues resulted from a $.65 per bbl increase in average product sales prices. Refined product sales volumes also increased 3% in 1997 over 1996 levels. Yields of gasoline decreased 3%, while yields of distillate increased by 1% from the same period in 1996.

  Other income increased $685,000 to $1,230,000 in 1997 versus 1996 due to foreign currency transaction gains of $496,000 related to the Canadian sales proceeds and higher processing fees.

  Refining operating costs increased $9.3 million or 6% over 1996 levels due to an increase in material costs and refining operating expense. Material costs per bbl increased 3% or $.56 per bbl in 1997 due to higher oil prices and inventory losses caused by the rapid decline in crude prices since year-end 1996. The sweet/sour spread increased 33% to average $3.40 per bbl in the six months of 1997 as Frontier contracted approximately 30,000 bpd of Wyoming and Canadian sour crude oil for much of 1997 at a sweet/sour spread substantially better than in 1996. Refining operating expense per bbl increased $.12 per bbl to $3.33 per bbl in 1997 due to higher maintenance costs compared to 1996 operating expenses which were reduced by a $1.3 million settlement of repair costs related to a 1995 pipeline gas explosion.

  Selling and general expenses increased $99,000 or 3% for the six months ended June 30, 1997 reflecting increases in salaries and benefits. The six months ended June 30, 1996 included $240,000 of salary and salary-related expenses of certain employees who were not retained subsequent to March 31, 1996 in connection with the disposition of United States oil and gas operations in late 1995 and corporate reorganization in early 1996.

  Depreciation increased $63,000 or 1% in the 1997 six-month period as compared to the same period in 1996, attributable to increases in capital investment.

  The interest expense increase of $504,000 or 6% in 1997 was attributable to interest on higher borrowings during 1997 under the Frontier revolving credit facility and more 12% senior notes outstanding during 1997 than 1996. Average debt for the six months increased from $152 million in 1996 to $161 million in 1997.

  Income from discontinued oil and gas operations includes Canadian oil and gas operations through May 5, 1997 and both Canadian and United States oil and gas operations for 1996. Income from discontinued operations declined $240,000 to $1,721,000 for the six months ended June 30, 1997 as compared to 1996, consisting of a $601,000 increase in Canadian oil and gas income and a $841,000 decrease in United States oil and gas income. The increase in Canadian oil and gas income is due to higher oil and gas prices offset by declining volumes. The 1996 discontinued earnings included $841,000 associated with the 1995 disposition of United States oil and gas operations, due to a reduction of certain accruals.

Three months ended June 30, 1997 compared with the same period in 1996

  The Company had net income for the three months ended June 30, 1997 of $18,140,000, or $.66 per share, compared to net income of $1,737,000, or $.06 per share, for the same period in 1996. The 1997 results include a $23.3 million gain on the sale of the Canadian oil and gas operations which closed on June 16, 1997 and the $9.9 million reduction to income in recognition of the cumulative translation adjustment. Refer to Note 4 to the financial statements for further information on the sale. Operating results for Wainoco's oil and gas exploration and production segment have been presented as discontinued operations in the accompanying statements of operations and all previous reported results have been restated to this presentation. Wainoco's primary continuing operation is its Frontier refining operation in the Rocky Mountain region of the United States.

  Operating income increased $3,124,000 to $9,045,000 in 1997 versus 1996 due to an increase in the refined product spread to $6.18 per bbl from $5.77 per bbl, an increase in other income and reduced refining operating expense. The improvement in the refined product spread was due to better gasoline margins, the increase sweet/sour spread for crude oil and better by-product margins due to lower crude oil prices. Despite the improved refined product spread and increased sales volumes, refined product revenues decreased as product and crude price levels were lower. Refined product sales prices declined $1.81 per bbl in 1997 to an average $25.06 per bbl. Refined product sales volumes increased approximately 2% in 1997 from 1996 levels, primarily asphalt and other by-product sales. Yields of gasoline and diesel each declined 3% from 1996 levels while asphalt and other by-product yields increased. The crude charge rate was unchanged, yet the percentage of sour crude usage increased to 92% of total crude oil charge in 1997 versus 84% in 1996. The increased sour crude usage, while more profitable, resulted in lesser gasoline and diesel yields and increased by-product yields.

  Other income increased $589,000 to $872,000 in 1997 versus 1996 due to foreign currency transaction gains of $496,000 related to the Canadian sales proceeds and higher processing fees.

  Refining operating costs decreased $7,467,000 or 8% over 1996 levels primarily as a result of a decrease in material costs and a decrease in refining operating expense. Material costs per bbl decreased approximately 11% or $2.22 per bbl in 1997 due to lower oil prices. The sweet/sour spread increased 29% to average $3.32 per bbl in 1997, as Frontier has contracted approximately 30,000 bpd of Wyoming and Canadian sour crude oil for much of 1997 at a sweet/sour spread substantially better than in 1996. Refining operating expense decreased $.28 per bbl to $2.98 per bbl in 1997 due to reduced energy and turnaround costs partially offset by higher maintenance costs. The strike by approximately 150 union employees which commenced May 8, 1996 and settled July 29, 1996 did not adversely impact 1996 operating costs.

  Selling and general expenses increased $352,000 to $1,785,000 for the three months ended June 30, 1997, reflecting increases in salary and benefits and other general expenses.

  The interest expense increase of $195,000 or 5% was attributable to higher borrowings during 1997 under the refining revolving credit facility and more 12% senior notes outstanding during 1997 than 1996. Average debt for the three months ended June 30, 1997 increased from $154 million in 1996 to $161 million in 1997.

  Income from discontinued oil and gas operations includes Canadian oil and gas operations from April 1, 1997 through May 5, 1997 and both Canadian and United States oil and gas operations for the 1996 period. Income from discontinued operations declined $25,000 to $167,000 for the three months ended June 30, 1997 as compared to 1996, consisting of a $57,000 decrease in Canadian oil and gas income and a $110,000 decrease in United States oil and gas income. The decrease in Canadian oil and gas income is due to only one month of income being reported for 1997. The 1996 discontinued earnings included $110,000 associated with the 1995 disposition of United States oil and gas operations due to a reduction of certain accruals.

               REFINING OPERATING STATISTICAL INFORMATION


                                                       Six Months Ended         Three Months Ended
                                                           June 30,                   June 30,
                                                     ---------------------     ---------------------
                                                       1997         1996         1997         1996
                                                     --------     --------     --------     --------

Raw material input (bpd)
  Sweet crude                                          3,187        5,640        3,064        6,177
  Sour crude                                          31,529       29,662       34,421       31,768
  Other feed and blend stocks                          5,777        4,882        4,856        4,351
                                                     --------     --------     --------     --------
     Total                                            40,493       40,184       42,341       42,296

Manufactured product yields (bpd)
  Gasoline                                            16,860       17,318       16,456       16,969
  Distillates                                         13,559       13,369       13,676       14,169
  Asphalt and other                                    9,129        7,844       11,062        9,501
                                                     --------     --------     --------     --------
     Total                                            39,548       38,531       41,194       40,639

Total product sales (bpd)
  Gasoline                                            20,324       20,129       20,359       20,317
  Distillates                                         12,516       12,441       12,343       12,756
  Asphalt and other                                    7,147        6,174        9,146        7,837
                                                     --------     --------     --------     --------
     Total                                            39,987       38,744       41,848       40,910

Operating margin information (per sales bbl)
  Average sales price                                $ 25.51      $ 24.86      $ 25.06      $ 26.87
  Material costs (under FIFO inventory accounting)     20.76        20.20        18.88        21.10
                                                     --------     --------     --------     --------
     Product spread                                     4.75         4.66         6.18         5.77
  Operating expenses excluding depreciation             3.33         3.21         2.98         3.26
  Depreciation                                           .62          .61          .59          .59
                                                     --------     --------     --------     --------
     Operating margin                                $   .80      $   .84      $  2.61      $  1.92

Manufactured product margin
  before depreciation (per bbl)                      $  1.42      $  1.45      $  3.22      $  2.51

Purchase product margin (per purchased product bbl)  $  1.74      $     -      $  1.74      $     -

Sweet/sour spread (per bbl)                          $  3.40      $  2.56      $  3.32      $  2.58

Average sales price (per sales bbl)
  Gasoline                                           $ 28.84      $ 27.47      $ 28.54      $ 29.89
  Distillates                                          28.30        27.47        28.16        30.19
  Asphalts and other                                   11.19        11.13        13.15        13.66


LIQUIDITY AND CAPITAL RESOURCES

  On June 16, 1997, Wainoco completed the sale of its Canadian oil and gas properties. Net proceeds after purchase price adjustments, transaction expenses and severance costs were approximately C$126.7 million (US$91.3 million). The Company intends to use the net proceeds from the disposition to repay $57.5 million principal amount of debt obligations of the Company. The Company expects to retire $7.5 million of 10 3/4% Subordinated Debentures in October 1997 and repay $50 million of 12% Senior Notes in the third quarter of 1997 at a redemption price of 103.43%. Based on the anticipated repayments, the Company will recognize an extraordinary loss on debt extinguishment during the second half of 1997 totaling approximately $2.7 million due to the redemption premium of 103.43% on the 12% Senior Notes and reduction in debt issuance costs. On July 21, 1997, the Company initiated a tender offer for $91.4 million of its 12% Senior Notes at a price of par as required by the Senior Note Indenture after a material sale of assets. The par tender offer will expire on August 20, 1997. The ultimate amount of debt repayment in 1997 will depend upon the response to the tender offer, the Company's market outlook and investment opportunities available to Wainoco and could vary significantly.

  Commencing June 30, 1997, borrowings under the Frontier revolving credit facility are reflected as current liabilities. Prior to this, borrowings were reflected as long-term debt because of available credit under the Canadian oil and gas line of credit which was terminated upon the sale of the Canadian oil and gas properties.

  During the first six months of 1997, $4,820,000 of cash flows were used in operating activities. In 1996, $7,313,000 of cash flows were used in operating activities primarily for a Refinery inventory increase of $9,028,000. The primary source of cash was net borrowings of $6,400,000 in 1997 and $7,600,000 in 1996 under the Frontier line of credit. Proceeds on the resale of $2,000,000 of 12% Senior Notes in each of the years were used to finance operating and investing activities.

  At June 30, 1997, the Company had $18,600,000 available under the Frontier line of credit. The Company had working capital of $83,731,000 at June 30, 1997, including sales proceeds, compared with $4,404,000 at June 30, 1996.

  Additions to property and equipment in the first six months decreased $2,108,000 from the first six months in 1996. In the first six months of 1997, capital expenditures in Canada decreased approximately $1.9 million to $3.3 million, while expenditures at the Refinery decreased approximately $.2 million to $2.3 million. Investing activities include proceeds from the sale of the Canadian oil and gas properties of $91.3 million for the six months ended June 30, 1997. Capital expenditures of approximately $9.0 million are currently planned for 1997, of which $4.4 million had been incurred as of June 30, 1997. Capital expenditures of approximately $6.2 million are planned for the Refinery in 1997.

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

ITEM 3.  Defaults Upon Senior Securities -

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders -

         The annual meeting of the registrant was held April 24, 1997 with no significant proposals brought to a vote of the shareholders.

ITEM 5.  Other Information -

         None.

ITEM 6.  Exhibits and Reports on Form 8-K -

         (a) Exhibits

         10.1 - Amended and Restated Revolving Credit and Letter of Credit Agreement dated June 30, 1997 among Frontier Oil and Refining Company, certain banks and Union Bank of California.

         27   -  Financial Data Schedule

         (b) Reports on Form 8-K

         A report on Form 8-K was filed on June 30, 1997.  This report included
         Item 2 for the Disposition of Assets and Items 7(a) Pro Forma Financial Statements, 7(b) Pro Forma Financial Information and 7(c) Exhibit of a Purchase and Sale Agreement.

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





Date: July 29, 1997