Form 10-Q
period 1997-09-30
WAINOCO OIL CORP
filed 1997-10-22
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q



 [x]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

   Registrant's number of common shares outstanding as of October 22, 1997:
    27,656,309

                        WAINOCO OIL CORPORATION
                     QUARTERLY REPORT ON FORM 10-Q
                FOR THE QUARTER ENDED SEPTEMBER 30, 1997


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

                           PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share)

                                                     Nine Months Ended      Three Months Ended
                                                       September 30            September 30
                                                     1997        1996        1997        1996
                                                  ----------  ----------  ----------  ----------

Revenues:
  Refined products                                $ 292,354   $ 282,010   $ 107,684   $ 106,669
  Other                                               1,654         915         424         370
                                                  ----------  ----------  ----------  ----------
                                                    294,008     282,925     108,108     107,039
                                                  ----------  ----------  ----------  ----------
Costs and Expenses:
  Refining operating costs                          262,950     265,231      88,567     100,149
  Selling and general expenses                        6,011       4,831       2,504       1,423
  Depreciation                                        6,833       6,765       2,294       2,289
                                                  ----------  ----------  ----------  ----------
                                                    275,794     276,827      93,365     103,861
                                                  ----------  ----------  ----------  ----------

Operating Income                                     18,214       6,098      14,743       3,178
Interest Expense, Net                                11,907      12,846       2,937       4,380
                                                  ----------  ----------  ----------  ----------

Income (Loss) From Continuing
  Operations Before Income Taxes                      6,307      (6,748)     11,806      (1,202)
Provision for Income Taxes                                -         180           -          60
                                                  ----------  ----------  ----------  ----------

Income (Loss) From Continuing Operations              6,307      (6,928)     11,806      (1,262)
Discontinued Operations:
  Income from oil and gas operations,
      net of taxes                                    1,721       2,255           -         294
  Gain on disposal of Canadian oil and gas
      properties, net of $800 of taxes               23,301           -           -           -
  Recognition of cumulative
      translation adjustment                         (9,862)          -           -           -
                                                  ----------  ----------  ----------  ----------

Income (Loss) Before Extraordinary Item              21,467      (4,673)     11,806        (968)

Extraordinary Loss on Retirement of Debt              2,622           -       2,622           -
                                                  ----------  ----------  ----------  ----------

Net Income (Loss)                                 $  18,845   $  (4,673)  $   9,184   $    (968)
                                                  ==========  ==========  ==========  ==========
Income (Loss) Per Share
    From Continuing Operations                    $     .23   $    (.25)  $     .42   $    (.05)
                                                  ==========  ==========  ==========  ==========

Net Income (Loss) Per Share                       $     .68   $    (.17)  $     .33   $    (.04)
                                                  ==========  ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

September 30, 1997 and December 31, 1996                         1997        1996
                                                              ----------  ----------

ASSETS
Current Assets:
  Cash, including cash equivalents of
     $36,364 in 1997 and $609 in 1996                         $  49,530   $   5,183
  Trade receivables                                              24,064      19,422
  Other receivables                                               1,172       1,357
  Inventory of crude oil, products and other                     25,116      29,617
  Other current assets                                              500         730
                                                              ----------  ----------
     Total current assets                                       100,382      56,309
                                                              ----------  ----------
Property and Equipment, at cost:
  Refinery and pipeline                                         145,847     143,172
  Furniture, fixtures and other equipment                         2,857       3,646
  Oil and gas properties, on a full-cost basis                        -     170,879
                                                              ----------  ----------
                                                                148,704     317,697
  Less - Accumulated depreciation, depletion
     and amortization                                            43,298     139,091
                                                              ----------  ----------
                                                                105,406     178,606

Other Assets                                                      3,803       4,950
                                                              ----------  ----------

                                                              $ 209,591   $ 239,865
                                                              ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                            $  32,362   $  43,789
  Accrued interest                                                2,581       5,249
  Accrued turnaround cost                                         8,040       3,490
  Accrued liabilities and other                                   5,547       5,033
  Current maturities of long-term debt                            7,500       2,500
                                                              ----------  ----------
     Total current liabilities                                   56,030      60,061
                                                              ----------  ----------

Long-Term Debt, net of current maturities:
  12% Senior Notes                                               49,318      95,000
  7-3/4% Convertible Subordinated Debentures                     46,000      46,000
  10-3/4% Subordinated Debentures                                     -       4,928
                                                              ----------  ----------
                                                                 95,318     145,928
                                                              ----------  ----------

Deferred Credits and Other                                        2,828       6,189

Deferred Income Taxes                                             1,618       2,418

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares
   authorized, no shares issued                                       -           -
  Common stock, no par, 50,000,000 shares authorized,
   27,661,309 and 27,313,502 shares issued in 1997 and 1996      57,206      57,172
  Paid-in capital                                                82,915      81,767
  Retained earnings (deficit)                                   (86,076)   (104,921)
  Cumulative translation adjustment                                   -      (8,501)
  Treasury stock, 55,000 shares                                    (248)       (248)
                                                              ----------  ----------
     Total Shareholders' Equity                                  53,797      25,269
                                                              ----------  ----------

                                                              $ 209,591   $ 239,865
                                                              ==========  ==========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the nine months ended September 30,                                1997        1996
                                                                    ----------  ----------

OPERATING ACTIVITIES
Net income (loss)                                                   $  18,845   $  (4,673)
Gain on disposal of Canadian oil and gas properties                   (23,301)          -
Recognition of cumulative translation adjustment                        9,862           -
Extraordinary loss on retirement of debt                                2,622           -
Depreciation, depletion and amortization                               10,681      12,991
Deferred credits and other                                                698         806
                                                                    ----------  ----------
                                                                       19,407       9,124
Change in working capital from operations                             (12,607)    (15,079)
                                                                    ----------  ----------
  Net cash provided by (used in) operating activities                   6,800      (5,955)

INVESTING ACTIVITIES
Additions to property and equipment                                    (6,716)    (10,602)
Sale of Canadian oil and gas properties, net of transaction costs      91,307           -
Other                                                                    (590)      1,097
                                                                    ----------  ----------
  Net cash provided by (used in) investing activities                  84,001      (9,505)

FINANCING ACTIVITIES
Sale of 12% Senior Notes                                                2,000       2,000
Retirement of 12% Senior Notes, including redemption premium          (49,329)          -
Refining credit facility                                                    -      11,200
Issuance of common stock                                                1,182           -
Other                                                                    (297)       (329)
                                                                    ----------  ----------
  Net cash provided by (used in) financing activities                 (46,444)     12,871

Effect of exchange rate changes on cash                                   (10)          6
                                                                    ----------  ----------

Increase (Decrease) in Cash and Cash Equivalents                       44,347      (2,583)
Cash and Cash Equivalents, beginning of period                          5,183       6,045
                                                                    ----------  ----------
Cash and Cash Equivalents, end of period                            $  49,530   $   3,462
                                                                    ==========  ==========


The accompanying notes are an integral part of these financial statements.


WAINOCO OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited, in thousands except shares)


                                     Common Stock
                                ----------------------
                                Number of                             Retained    Cumulative
                                  Shares                  Paid-In     Earnings    Translation   Treasury
                                  Issued       Amount     Capital     (Deficit)   Adjustment      Stock
                                ----------   ---------   ----------  ----------  ------------  ----------

December 31, 1996               27,313,502   $  57,172   $  81,767   $(104,921)  $  (8,501)    $    (248)

Shares issued under:
    Stock option plans             347,807          34       1,148           -           -             -

Translation adjustment                   -           -           -           -      (1,361)            -

Net income                               -           -           -      18,845           -             -

Disposition of Canadian assets           -           -           -           -       9,862             -
                                ----------   ---------   ----------  ----------  ------------  ----------

September 30, 1997              27,661,309   $  57,206   $  82,915   $ (86,076)  $       -     $    (248)
                                ==========   =========   ==========  ==========  ============  ==========



The accompanying notes are an integral part of these financial statements.

WAINOCO OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 1997
(Unaudited)

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

Earnings per share

    Primary and fully diluted earnings per share have been computed on the weighted average number of common shares outstanding and assume the exercise of stock option shares for the nine months and three months ended September 30, 1997. The effect of dilution for the fully diluted computation was immaterial. No effect was given for the addition of dilutive stock options for the nine months and three months ended September 30, 1996 as losses were incurred. The primary and fully diluted average shares outstanding for the nine months and three months ended September 30, 1997 were 27,597,156 and 28,117,776, and in 1996 were 27,256,841 and 27,258,502, respectively.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 128, Earnings Per Share, which establishes new standards for computing and presenting earnings per share. The provisions of the statement are effective for fiscal years ending after December 15, 1997. If the provisions of FAS No. 128 had been adopted in 1997 and 1996, basic and diluted earnings per share would not have been materially different from primary and fully diluted earnings per share, respectively, as calculated in accordance with Accounting Principles Board Opinion No. 15.

2.  Schedule of major components of inventory

                                               September 30,    December 31,
                                                   1997             1996
                                               -------------    ------------
                                                      (in thousands)


Crude oil                                        $   5,125        $   2,863
Unfinished products                                  4,726            7,024
Finished products                                    7,575           12,816
Chemicals                                            1,525              851
Repairs and maintenance supplies and other           6,165            6,063
                                               -------------    ------------

                                                 $  25,116        $  29,617
                                               =============    ============

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

    The contract purchase price of C$133.6 million was adjusted from the January
1, 1997 effective date of the sale to June 16, 1997.   Net proceeds after these
adjustments, transaction expenses and severance costs were approximately C$126.7 million (US$91.3 million) as of June 16, 1997. As of September 30, 1997, $7.7 million of cash deposits are restricted until all Canadian tax reporting is completed, which is expected to be within three months.

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

    A net operating loss of $54,000 from Canadian operations from the measurement date until June 16, 1997 was included in the gain calculation. As of September 30, 1997, the assets and liabilities of the Canadian operations retained by Wainoco consist of the following (in thousands):

             Receivables                   $346
             Other Assets                   141
             Payables                        54


5.  Extraordinary loss

    On July 21, 1997, the Company initiated a tender offer for $91.4 million of its 12% Senior Notes at a price of par as required by the Senior Note Indenture after a material sale of assets. The par tender offer expired on August 20, 1997 with $2.175 million being acquired by the Company. On August 21, 1997, the Company called $48 million of its 12% Senior Notes (including $2.493 million held by the Company) at a price of 103.43% and redeemed them on September 23, 1997. In addition, the Company called all $7.5 million of 10-3/4% Subordinated Debentures and redeemed them on October 1, 1997. Based on the redemptions, the Company has recognized a third quarter extraordinary loss of $2,622,000 ($.09 per share) due to the redemption premium of 103.43% on the 12% Senior Notes and reduction in debt issuance costs. The redemptions and retirement of these debts were funded with proceeds from the sale of the Canadian oil and gas operations as disclosed in Note 4.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS
   Nine months ended September 30, 1997 compared with the same period in 1996

  The Company had net income for the nine months ended September 30, 1997 of $18,845,000, or $.68 per share, compared to a loss of $4,673,000 or $.17 per share for the same period in 1996. The 1997 results include a $23.3 million gain on the sale of the Canadian oil and gas operations which closed on June 16, 1997, the $9.9 million reduction to income in recognition of the cumulative translation adjustment and a $2.6 million extraordinary loss on retirement of debt. Refer to Notes 4 and 5 to the financial statements for further information on the sale and extraordinary loss. Operating results for Wainoco's oil and gas exploration and production segment have been presented as discontinued operations in the accompanying statements of operations and all previously reported results have been restated to this presentation. Wainoco's primary continuing operation is its Frontier refining operation in the Rocky Mountain region of the United States.

  Operating income increased $12,116,000 in 1997 versus 1996 due to an increase in the refined product spread, an increase in other income and a decrease in refining operating costs. The refined product spread was $5.72 per bbl compared to $4.65 per bbl in 1996. The 1997 refined product spread increased due to better light product margins, primarily gasoline, and an improved light/heavy crude spread despite the first quarter 1997 inventory losses of approximately $4.0 million from a decline in crude prices of more than $6 per bbl.
Inventories are recorded at the lower of cost on a first in, first out (FIFO) basis or market. Refined product revenues increased $10.3 million or 4%. The increase in refined product revenues resulted from a $1.15 per bbl increase in average gasoline sales prices offset by a $.66/bbl decrease in average distillate sales prices. Refined product sales volumes also increased 4% in 1997 over 1996 levels. Yields of gasoline and distillate in 1997 were nearly the same as for the same period in 1996.

  Other income increased $739,000 to $1,654,000 in 1997 versus 1996 due to foreign currency transaction gains of $522,000 related to the Canadian sales proceeds and higher processing fees.

  Refining operating costs decreased $2.3 million or less than 1% from 1996 levels due to a decrease in material costs partially offset by a slight increase in operating costs. Material costs per bbl decreased 5% or $.98 per bbl in 1997 due to lower oil prices in 1997. The light/heavy spread increased 36% to average $3.45 per bbl in the nine months of 1997 as Frontier contracted approximately 30,000 bpd of Wyoming and Canadian sour crude oil for much of 1997 at a light/heavy crude spread substantially better than in 1996. Refining operating expense per bbl increased $.03 per bbl to $3.16 per bbl in 1997 due to higher maintenance costs compared to 1996 operating expenses which were reduced by a $1.3 million settlement of repair costs related to a 1995 pipeline gas explosion.

  Selling and general expenses increased $1,180,000 million or 24% for the nine months ended September 30, 1997 reflecting increases in salaries and benefits. The nine months ended September 30, 1996 included $240,000 of salary and salary-related expenses of certain employees who were not retained subsequent to March 31, 1996 in connection with the disposition of United States oil and gas operations in late 1995 and corporate reorganization in early 1996.

  Depreciation increased $68,000 or 1% in the 1997 nine-month period as compared to the same period in 1996, attributable to increases in capital investment.

  The interest expense decrease of $939,000 or 7% in 1997 was attributable to interest income earned on the Canadian sale proceeds. Average debt for the nine months decreased from $154 million in 1996 to $153 million in 1997. As described in Note 5, the Company retired $50.175 million of its 12% Senior Notes near the end of the third quarter of 1997 and $7.5 million of its 10-3/4% Subordinated Debentures on October 1, 1997.

  Income from discontinued oil and gas operations includes Canadian oil and gas operations through May 5, 1997 and both Canadian and United States oil and gas operations for 1996. Income from discontinued operations declined $534,000 to $1,721,000 for the nine months ended September 30, 1997 as compared to 1996, consisting of a $453,000 increase in Canadian oil and gas income and a $987,000 decrease in United States oil and gas income. The increase in Canadian oil and gas income is due to higher oil and gas prices offset by declining volumes despite the nearly five months in 1997 without income recognition. The 1996 discontinued earnings included $987,000 associated with the 1995 disposition of United States oil and gas operations, due to a reduction of certain accruals.

  Three months ended September 30, 1997 compared with the same period in 1996

  The Company had net income for the three months ended September 30, 1997 of $9,184,000, or $.33 per share, compared to loss of $968,000, or $.04 per share, for the same period in 1996. The 1997 results include a $2.6 million extraordinary loss on retirement of debt. Refer to Note 5 to the financial statements for further information on the extraordinary loss. Operating results for Wainoco's oil and gas exploration and production segment have been presented as discontinued operations in the accompanying statements of operations and all previous reported results have been restated to this presentation. Wainoco's primary continuing operation is its Frontier refining operation in the Rocky Mountain region of the United States.

  Operating income increased $11,565,000 to $14,743,000 in 1997 versus 1996 due to a combination of very good market conditions, lower operating costs and good refinery operations. The refined product spread increased to $7.36 per bbl in 1997 from $4.60 per bbl in 1996. The improved refined product spread was due to better gasoline margins caused by strong demand growth and lower gasoline inventory levels in Frontier's marketing area, the increased light/heavy spread for crude oil and better asphalt and other by-product margins resulting from lower stable crude oil prices. Refined product revenues increased $1 million or about 1% due to a 4% increase in refined product sales volumes in 1997 partially offset by the average refined product sales prices decrease of $.87 per bbl. Yields of gasoline and asphalt and other by-products each increased 4% and 5%, respectively, from 1996 levels while distillate yields decreased 2%. The crude charge rate increased 1%, while the percentage of heavy crude usage increased to 91% of total crude oil charge in 1997 versus 87% in 1996.

  Other income increased $54,000 to $424,000 in 1997 versus 1996 due to higher processing fees and the recognition of redemption premium on the 12% Senior Notes held by Wainoco.

  Refining operating costs decreased $11,582,000 or 12% over 1996 levels primarily as a result of a decrease in material costs. Material costs per bbl decreased 17% or $3.63 per bbl in 1997 due to lower oil prices. The light/heavy spread increased 41% to average $3.54 per bbl in 1997, as Frontier has contracted approximately 30,000 bpd of Wyoming and Canadian sour crude oil for much of 1997 at a light/heavy spread substantially better than in 1996.
Refining operating expense decreased $.15 per bbl to $2.86 per bbl in 1997 due to reduced energy costs and higher sales volumes. The strike by approximately 150 union employees which commenced May 8, 1996 and settled July 29, 1996 did not adversely impact 1996 operating costs.

  Selling and general expenses increased $1,081,000 to $2,504,000 for the three months ended September 30, 1997, reflecting increases in salary and benefits and other general expenses.

  The interest expense decrease of $1,443,000 or 33% was attributable to interest income earned on the Canadian sale proceeds. Average debt for the three months ended September 30, 1997 decreased from $158 million in 1996 to $141 million in 1997. As described in Note 5, the Company retired $50.175 million of its 12% Senior Notes near the end of the third quarter of 1997 and $7.5 million of its 10-3/4% Subordinated Debentures on October 1, 1997.

  Income from discontinued oil and gas operations of $294,000 for the third quarter 1996 includes both Canadian and United States. The 1996 discontinued earnings included $146,000 associated with the 1995 disposition of United States oil and gas operations due to a reduction of certain accruals.

                  REFINING OPERATING STATISTICAL INFORMATION


                                                       Nine Months Ended       Three Months Ended
                                                          September 30,           September 30,
                                                     ----------------------  ----------------------
                                                        1997        1996        1997        1996
                                                     ----------  ----------  ----------  ----------

Raw material input (bpd)
  Light crude                                            3,340       5,371       3,643       4,840
  Heavy crude                                           32,800      30,983      35,301      33,596
  Other feed and blend stocks                            5,839       5,016       5,963       5,282
                                                     ----------  ----------  ----------  ----------
     Total                                              41,979      41,370      44,907      43,718

Manufactured product yields (bpd)
  Gasoline                                              17,473      17,514      18,679      17,900
  Distillates                                           13,349      13,289      12,936      13,129
  Asphalt and other                                     10,021       8,986      11,774      11,243
                                                     ----------  ----------  ----------  ----------
     Total                                              40,843      39,789      43,389      42,272

Total product sales (bpd)
  Gasoline                                              20,861      20,627      21,919      21,613
  Distillates                                           12,751      12,659      13,214      13,091
  Asphalt and other                                      8,470       7,305      11,072       9,544
                                                     ----------  ----------  ----------  ----------
     Total                                              42,082      40,591      46,205      44,248

Operating margin information (per sales bbl)
  Average sales price                                $   25.45   $   25.36   $   25.34   $   26.21
  Material costs (under FIFO inventory accounting)       19.73       20.71       17.98       21.61
                                                     ----------  ----------  ----------  ----------
     Product spread                                       5.72        4.65        7.36        4.60
  Operating expenses excluding depreciation               3.16        3.13        2.86        3.01
  Depreciation                                             .58         .59         .53         .54
                                                     ----------  ----------  ----------  ----------
     Operating margin                                $    1.98   $     .93   $    3.97   $    1.05

Manufactured product margin
  before depreciation (per bbl)                      $    2.56   $    1.50   $    4.50   $    1.59

Purchase product margin (per purchased product bbl)  $    3.36   $    2.03   $    4.20   $    2.03

Light/heavy crude spread (per bbl)                   $    3.45   $    2.54   $    3.54   $    2.51

Average sales price (per sales bbl)
  Gasoline                                           $   29.29   $   28.14   $   30.12   $   29.37
  Distillates                                            27.17       27.83       25.06       28.53
  Asphalts and other                                     13.39       13.20       16.19       15.86

                                    - 9 -

                       LIQUIDITY AND CAPITAL RESOURCES

  On June 16, 1997, Wainoco completed the sale of its Canadian oil and gas properties. Net proceeds after purchase price adjustments, transaction expenses and severance costs were approximately C$126.7 million (US$91.3 million). With proceeds from the sale, the Company spent $49.3 million on the redemption of 12% Senior Notes, including redemption premium, during the third quarter of 1997, and on October 1, 1997, redeemed all $7.5 million of 10-3/4% Subordinated Debentures at par. Further debt repayments in 1997 will depend upon the Company's market outlook and investment opportunities available to Wainoco.

  During the first nine months of 1997, $6,800,000 of cash flows were generated by operating activities. In 1996, $5,955,000 of cash flows were used in operating activities primarily for a Refinery inventory increase of $8,998,000. The primary source of cash in 1996 was net borrowings of $11,200,000 under the Frontier line of credit.

  At September 30, 1997, the Company had $20,000,000 available under the Frontier line of credit. The Company had working capital of $44,352,000 at September 30, 1997, including the portion of the Canadian sales proceeds still remaining after debt retirement, compared with $8,211,000 at September 30, 1996.

  Additions to property and equipment in the first nine months decreased $3,886,000 from the first nine months in 1996 attributable to a decrease in capital expenditures in Canada. Investing activities include proceeds from the sale of the Canadian oil and gas properties of $91.3 million for the nine months ended September 30, 1997. Capital expenditures of approximately $9 million are currently planned for 1997, of which $5.6 million had been incurred as of September 30, 1997. Capital expenditures of approximately $6.2 million are planned for the Refinery in 1997.

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

ITEM 3.  Defaults Upon Senior Securities -

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders -

         None.

ITEM 5.  Other Information -

         None.

ITEM 6.  Exhibits and Reports on Form 8-K -

         (a) Exhibits

          27   -  Financial Data Schedule

          (b) Reports on Form 8-K

          None.

                                 SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 WAINOCO OIL CORPORATION




                                 By: /s/Jon D. Galvin
                                     ---------------------------
                                     Jon D. Galvin
                                     Vice President - Controller






Date: October 22, 1997