Form 10-Q/A
period 1997-09-30
WAINOCO OIL CORP
filed 1998-01-20
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q/A



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

6.   Income Taxes

     During 1997, the Company completed its assessment of certain tax strategies adopted in prior years to maximize the benefit for United States tax reporting purposes of its Canadian operations. Accordingly, to reflect the amounts and positions taken for federal income tax purposes, the aggregate (and corresponding yearly components) regular tax net operating loss ("NOL") carryforwards disclosed previously in the Company's 1996 annual report on Form 10-K for financial reporting purposes have been increased by $89.7 million in total, of which a portion was used to offset estimated taxable income generated during the period January 1, 1997 through September 30, 1997.

     At September 30, 1997, the Company had regular NOL carryforwards of $143 million available to reduce future taxable income. The regular NOL carryforwards will expire as follows: $29.4 million in 2002, $7.7 million in 2003, $11.3 million in 2004, $29.5 million in 2005, $17.2 million in 2006, $13.7 million in 2007, $11.3 million in 2008, $2.2 million in 2009, $16.1 million in 2010 and $4.4 million in 2011.

     Also at September 30, 1997 the Company had alternative minimum tax net operating loss ("AMT NOL") carryforwards for United States reporting of $96 million to reduce future taxable income. The AMT NOL carryforwards will expire as follows: $.4 million in 2002, $5.4 million in 2003, $9 million in 2004, $27 million in 2005, $13.1 million in 2006, $11.6 million in 2007, $8.6 million in 2008, $1.4 million in 2009, $16.8 million in 2010 and $2.7 million in 2011.

     The Company has tax depletion carryforwards of $8.7 million which are indefinitely available to reduce future United States income taxes payable and $.7 million in investment tax credit carryforwards available to reduce future United States income taxes payable. The investment tax credit carryforwards expire in various amounts through 2000.

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

                                    - 10 -

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






Date: January 20, 1998