Form 10-K
period 1997-12-31
WAINOCO OIL CORP
filed 1998-02-26
CIK 110430

Form 10-K

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
[x]       For the Fiscal Year Ended:  December 31, 1997
                                OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
[ ]       For the transition period from . . . . to . . . .

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

Common Stock                                       New York Stock Exchange

12% Senior Notes, due 2002                         New York Stock Exchange

7-3/4% Convertible Subordinated Debentures,
   due 2014                                        New York Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:
                               None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No . . .

Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.{x}


As of February 24, 1998, there were 28,092,789 common shares outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of Wainoco Oil Corporation held by nonaffiliates was approximately $233.5 million at that date.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated by reference into Item 1 of Part 1 and Items 5 through 8 of Part II.

Portions of the Annual Proxy Statement for the year ended December 31, 1997 are incorporated by reference into Items 10 through 13 of Part III.

Table of Contents

Part I
 Item 1.  Business                                                 1
 Item 2.  Properties                                               7
 Item 3.  Legal Proceedings                                        8
 Item 4.  Submission of Matters to a Vote of Security Holders      8

Part II
 Item 5.  Market for the Registrant's Common Stock and
           Related Stockholder Matters                             9
 Item 6.  Selected Financial Data                                  9
 Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     9
 Item 8.  Financial Statements and Supplementary Data              9
 Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                     9

Part III
 Item 10. Directors and Executive Officers of the Registrant       9
 Item 11. Executive Compensation                                   9
 Item 12. Security Ownership of Certain Beneficial Owners
           and Management                                          9
 Item 13. Certain Relationships and Related Transactions           9

Part IV
 Item 14. Exhibits, Financial Statements Schedules, and
           Reports on Form 8-K                                     9

------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

   This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements that include the words "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plan," "predict," "project," "should," and similar expressions, and statements relating to the Company's strategic plans, capital expenditures, industry trends and prospects and the Company's financial position. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this document. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.

PART 1

ITEM 1.    BUSINESS

Overview

   Wainoco Oil Corporation was originally incorporated in Canada in 1949 and changed its jurisdiction of incorporation to Wyoming in 1976. As used herein, the "Company" or "Wainoco" refers to Wainoco Oil Corporation and its subsidiaries. The Company's refining assets are held through its subsidiary, Frontier Holdings Inc. ("Frontier"), a Delaware corporation. The Company directs its activities from its corporate office in Houston, Texas and its refining subsidiary offices in Denver, Colorado and Cheyenne, Wyoming.

   Wainoco is engaged in the business of crude oil refining and wholesale marketing of refined petroleum products (the "refining operations"). Wainoco conducts its refining operations in the Rocky Mountain region of the

United States. The Company's Cheyenne, Wyoming refinery (the "Frontier Refinery") purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, asphalt and petroleum coke.

   Prior to the third quarter of 1997, Wainoco explored for and produced oil and gas in western Canada. On June 16, 1997, Wainoco completed the sale of all its Canadian oil and gas properties. Prior to their sale in June 1997, the Company's Canadian oil and gas assets were held by Wainoco Oil Corporation. Prior to the first quarter of 1996, Wainoco also explored for and produced oil and gas in the United States. During the third quarter of 1994, the Company announced that it intended to cease all exploration activities in the United States and to sell its United States oil and gas assets. Wainoco finalized the sale of all of its United States oil and gas properties during 1995.

   Operating results for Wainoco's discontinued oil and gas operations segment, comprising the Canadian and United States oil and gas properties, are presented as discontinued operations in the Financial Statements to the 1997 Annual Report to Shareholders which is incorporated herein by reference.

Refining Operations

   Wainoco's refining activities are conducted through Frontier, which was acquired in October 1991. The refining facilities are located on approximately 125 acres in Cheyenne, Wyoming, on property owned by Frontier. The Frontier Refinery's permitted crude capacity is 41,000 barrels per day ("bpd"). The Frontier Refinery can also process in excess of 4,000 bpd of purchased natural gasoline, butanes and other petroleum liquids. The Frontier Refinery contains all of the major refinery units that comprise a complex refinery, including a coker. Therefore, the Frontier Refinery has the capability of producing a high yield of lighter, more valuable petroleum products such as gasoline and diesel fuel from heavy sour crude oil, which is less expensive than sweet crude oil. The Frontier Refinery's units have the capacity to process up to 100% of heavy crude oil. The differential between the price of lower cost heavy crude oil and the price of more expensive sweet crude oil is referred to as the light/heavy spread. Frontier also owns an undivided interest equal to 25,000 bpd in a crude oil pipeline (the "Centennial Pipeline") from Guernsey, Wyoming to Cheyenne.
The Centennial Pipeline was constructed to help serve the Frontier Refinery's long-term strategic crude oil needs.

Marketing, Products and Distribution

   The Company markets refined products primarily in eastern Colorado (including the Denver metropolitan area) and eastern Wyoming, or the "Eastern Slope area" of the Rocky Mountain region. The Company also markets refined products in western Nebraska and, through exchange agreements with other refiners, in the Dakotas and Utah. For the year ended December 1997, the Frontier Refinery's product mix included various grades of gasoline (43%), diesel fuel (32%) and asphalt and other refined petroleum products (25%).

   The Company sells refined products to a broad base of independent retailers, jobbers and major oil companies. Prices are determined by local market conditions at the "terminal rack", and the customer typically supplies his own truck transportation. In 1997, approximately 13% of gasoline production and approximately 49% of diesel production was sold at the Frontier Refinery. The remaining gasoline and diesel produced by the Frontier Refinery is primarily shipped via pipeline to third party terminals for sale.

   While it has in the past generally marketed unbranded products, in the second half of 1997, the Company entered into a seven-year marketing agreement with CITGO Petroleum Corporation ("CITGO") to market branded products to independent and other branded retail operators in its market area. The Company believes the CITGO agreement offers potential to increase its market share in the Eastern Slope area because CITGO currently has only a small share of the Eastern Slope market. The agreement allows the Company to produce gasoline and diesel to CITGO's specifications, sign up independent and other branded retail operators as CITGO branded locations and sell its own refined products to these operators. The agreement also allows the Company to offer additional benefits to its customers such as access to CITGO's proprietary credit card and pay-at-the-pump systems. Moreover, the Company believes that its affiliation with the nationally-recognized CITGO brand will allow it to continue to effectively compete in its market area as more independent regional retailers seek relationships with suppliers of branded products.

Crude Oil Supply

   The Company prefers to process locally produced heavy crude oil. In the year ended December 31, 1997, the Company obtained approximately 84% of its crude oil supply, or charge, from Wyoming producers while Canadian heavy crude oil made up a majority of the Frontier Refinery's remaining feedstocks. During the same period, heavy crude oil constituted approximately 91% of the Frontier Refinery's total crude oil charge. The Company believes it is able to obtain favorable pricing terms for the heavy crude oil it uses as feedstock because available supply currently outstrips demand. None of the Company's direct refinery competitors and only three other refineries in the entire Rocky Mountain region operate coking units necessary to process high volumes of heavy crude oil. The Company has recently benefitted from an increase in its light/heavy spread; for the year ended December 1997 the Company's light/heavy spread improved to $3.54 per barrel ("bbl") from $2.56 per bbl for the same period in 1996. In addition, while Wyoming crude oil is declining, the completion of the 785 mile Express Pipeline from Hardisty, Alberta to Casper, Wyoming in April 1997 immediately doubled available pipeline capacity for Canadian crude oil to the Wyoming market. The Express Pipeline has reduced transportation costs incurred by the Company for Canadian crude oils by approximately $.75 per bbl, and the Company believes the Express Pipeline has reduced transportation time for Canadian crude oils from approximately 30 days to 15 days. The Company has entered into a 15 year commitment with the Express Pipeline for the delivery of approximately 13,800 bpd, subject to an assignment of a portion of the capacity in early years for additional capacity in later years. The Company also receives a supply cost advantage on up to 25,000 bpd from its partial ownership in the Centennial Pipeline that runs from the regional hub at Guernsey, Wyoming to the Frontier Refinery.

Competition

   Frontier's business is highly competitive and price is the principal basis of competition. There are 15 crude oil refineries in the Rocky Mountain region (including several owned by major integrated oil companies). Many of the refineries in the Rocky Mountain region are owned by companies that have significantly greater financial resources and/or refining capacity than Frontier. Certain of these competitors, as integrated oil companies, also have the advantage of owning or controlling crude oil reserves or other sources of crude oil supply, crude oil and product pipelines and service stations and other product marketing outlets.

   Principal Competitors. Of the 15 crude oil refineries in the Rocky Mountain region, the Company only considers the four other refineries (two in Denver and two in Wyoming) located within the Eastern Slope area to be competitors, although additional competition comes from refineries outside the Eastern Slope area that supply refined products to the area via pipeline. The Company believes it has an advantage over (I) its four refinery competitors because only the Company operates a coking unit, which enables it to produce a higher yield of gasoline and diesel from heavy crude oil, and (ii) the pipeline competitors that ship product into the Eastern Slope area because they must incur a transportation cost, which for Gulf Coast refiners equates to approximately $1.60 per bbl. Based on proximity to the Denver and Cheyenne areas, Frontier's principal refinery competitors in the wholesale segment are Sinclair Oil Company ("Sinclair") with a 54,000 bpd refinery near Rawlins, Wyoming and a 22,000 bpd refinery in Casper, Wyoming, Ultramar Diamond Shamrock ("UDS") with a 28,000 bpd refinery in Denver, Colorado and Conoco, Inc. ("Conoco") with a 57,500 bpd refinery in Denver, Colorado. Frontier sells its products exclusively at wholesale, principally to independent retailers, jobbers and major oil companies, while Sinclair, UDS and Conoco service both the retail and wholesale markets. In addition, three product pipelines from outside the Rockies terminate in the area.

   Frontier and its principal competitors all service the Denver market. Because their refineries are located in Denver, UDS's and Conoco's product transportation costs in servicing that area are lower than those of Frontier. Conversely, Frontier has lower crude transportation costs due to its proximity to Guernsey, Wyoming, the major crude oil pipeline hub in the Rocky Mountain region, and further due to its ownership interest in the Centennial Pipeline.

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

   Frontier can process a high percentage of heavy crude oil, enabling it to benefit from the lower cost of heavy crude relative to light crude. Because income and cash flow from refining operations are dependent in part on this cost differential, any narrowing of the light/heavy crude spread would likely cause a reduction in operating margin and a decrease in earnings and cash flow of Frontier. A narrowing of the light/heavy crude spread could result from, among other things, a decrease in the supply of heavy crude or an increase in heavy crude refining capacity of the Frontier's competitors.

   General. Wainoco competes with other oil and gas concerns and other investment opportunities, whether or not related to the petroleum industry, in raising capital. The Company's ability to compete successfully in the capital markets is largely dependent on the success of its refining activities and the economic environment in which it operates.

Government Regulation

   Safety Matters. The Company is subject to the requirements of the federal Occupational Safety and Health Act ("OSHA") and comparable state occupational safety statutes. The Company believes that it has operated in substantial compliance with OSHA requirements, including general industry standards, recordkeeping and reporting, hazard communication, and process safety management. The nature of the Company's business may result from time to time in industrial accidents. It is possible that changes in safety and health regulations or a finding of non-compliance with current regulations could result in additional capital expenditures or operating expenses.

   Environmental Matters. The Company's refining and marketing operations are subject to a variety of federal, state and local health and environmental laws and regulations governing product specifications, the discharge of pollutants into the air and water, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Permits are required for the operation of the Frontier Refinery, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to injunctions, civil fines and even criminal penalties. The Company believes the Frontier Refinery is in substantial compliance with existing environmental laws, regulations and permits.

   Among these requirements are regulations recently promulgated by the EPA under the authority of Title III of the Clean Air Act Amendments. The Company estimates that the Title III regulations will require the Company to expend approximately $600,000 by the regulatory compliance deadline of August 1, 1998 to improve the Frontier Refinery's control of emissions of hazardous air pollutants. Subsequent rulemaking authorized by this or other titles of the Clean Air Act Amendments or similar laws may necessitate additional expenditures in future years. Because other refineries will be required to make similar expenditures, the Company does not expect such expenditures to materially adversely impact its competitive position.

   Nevertheless, rules and regulations implementing federal, state and local laws relating to health and the environment will continue to affect operations of the Company, and the Company cannot predict what additional health and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been applied previously. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have a materially adverse effect on the financial position and the results of operations of the Company as well as the refining industry in general, and may result in substantial expenditures for the installation and operation of pollution control or other environmental systems and equipment.

   The Company is party to an agreement with the State of Wyoming requiring the investigation and possible eventual remediation of certain areas of Frontier Refinery's property which may have been impacted by past operational activities. Prior to this agreement, the Company addressed tasks required under a consent decree ("Consent Decree") entered by the Wyoming State District Court on November 28, 1984 and involving the State of Wyoming, the Wyoming Department of Environmental Quality, and the predecessor owners of the Frontier refinery.
This action primarily addressed the threat of groundwater and surface water contamination at the Frontier refinery. As a result of these investigative efforts, substantial capital expenditures and remediation of conditions found to exist have already taken place or are in progress. Additionally, the EPA issued an administrative order on consent ("Federal Order") with respect to the Frontier Refinery on September 24, 1990 pursuant to the Resource Conservation and Recovery Act ("RCRA"). The Federal Order requires the technical investigation of the Frontier refinery to determine if certain areas have been adversely impacted by past operational activities. Based upon the results of the investigation, additional remedial action could be required by a subsequent administrative order or permit. Both the state Consent Decree and the Federal Order are now vacated.

   On March 21, 1995, the Company and the Wyoming Department of Environmental Quality entered into an administrative consent order ("State Order") that generally parallels the Federal Order and replaces the Consent Decree. Accordingly, the Consent Decree was dismissed in an Order entered March 21, 1995. The State Order eliminates certain of the Consent Decree requirements, unifies state and federal regulatory expectations regarding site investigation and remediation and, consequently, helps to streamline certain of the Company's current environmental obligations. The EPA withdrew the Federal Order on March 19, 1997 in recognition of the State Order and of Wyoming's assumption of RCRA corrective action authority. The ultimate cost of any environmental remediation projects that may be identified by the site investigation required by the State Order cannot be reasonably estimated at this time. However, the continuation of the present investigative process, other more extensive investigations over time or changes in regulatory requirements could result in future liabilities.

   The Company has a 34.72% undivided ownership interest in the Centennial Pipeline. Conoco Pipe Line Company is the sole operator of the Centennial Pipeline as the holder of the remaining ownership interest. The Centennial Pipeline runs approximately 88 miles from Guernsey to Cheyenne, Wyoming. The Frontier Refinery receives up to 25,000 bpd of crude oil feed through the Centennial Pipeline. Under the terms of the operating agreement for the Centennial Pipeline, the costs and expenses incurred to operate and maintain the Centennial Pipeline are allocated to the Company on the basis of either its throughput or ownership interest. The Centennial Pipeline is subject to numerous federal, state and local laws and regulations relating to the protection of health, safety and the environment. The Company believes the Centennial Pipeline is operated in accordance with all applicable laws and regulations. The Company is not aware of any material pending legal proceedings to which the Centennial Pipeline is a party.

   In 1997, the Company completed divesting itself of its former oil and gas properties and assets. While the transactions that conveyed these properties and assets to new owners were intended to transfer any attendant environmental liabilities to new owners, there can be no assurances that the Company will never be subject to liability for any former activity respecting the divested oil and gas properties. The Company has been named as a potentially responsible party ("PRP") under CERCLA (as defined herein) at the Gulf Coast Vacuum Services Superfund Site located in Vermilion Parish, Louisiana, one of the divested properties. The Company has entered into a consent decree resolving its liabilities as a PRP at this Superfund site. The Company believes that any future liabilities related to this site will not have a material adverse effect on the financial condition of the Company. The Company also believes that any liability relating to its historical practices respecting the oil and gas properties will not have a material adverse effect on the financial condition of the Company.

   The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund", imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of its historical operations, as well as in its current ordinary operations, the Company has generated waste, some which falls within the statutory definition of a "hazardous substance" and some of which may have been disposed of at sites that may require cleanup under Superfund.

   As is the case with all companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters. These matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances manufactured, handled, used, released or disposed of by the Company.

Seasonality

   Due to seasonal increases in tourist related volume and road construction work, a higher demand exists in the Rocky Mountain region for gasoline and asphalt products during the summer months than during the winter months. Diesel demand is relatively constant throughout the year because two major east-west truck routes, and at least two railroads, extend into or through Frontier's principal marketing area. However, reduced road construction and agricultural work during the winter months does somewhat reduce demand for diesel. As a result, the Company's operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters. The Frontier Refinery normally schedules its maintenance turnaround work during the spring or fall of each year. During the second quarter of 1998, Frontier has scheduled significant turnaround work on its fluid catalytic cracking unit and alkylation unit.

Industry Segments

   The Company currently has one industry segment, refining operations.
Industry segment information for the discontinued Canadian and United States oil and gas operations for the three years ended December 31, 1997 is set forth in
Note 3 of the Financial Statements in the 1997 Annual Report to Shareholders which is incorporated herein by reference.

Operating Hazards and Risks

   The Company's refinery operations are subject to significant interruption if the Frontier Refinery were to experience a major accident or fire or if it were damaged by severe weather or other natural disaster. Should the crude oil pipeline become inoperative, crude oil would be supplied to the refinery by an alternative pipeline and from additional tank trucks. A substantial portion, but not all, of such loss would be covered by business interruption, property or other insurance carried by Frontier. Frontier's safety measures substantially mitigate but do not eliminate the risk of damage to the refinery or the environment and personal injury should a major adverse event occur. The occurrence of a significant event that is not fully insured against could have a material adverse effect on the Company and its financial position and results of operation.

Employees

   At December 31, 1997 the Company employed 291 full-time employees, 42 at the Houston and Denver offices and 249 at the Frontier Refinery. The Frontier Refinery employees include 81 administrative and technical personnel and 168 union members. The union members are represented by seven bargaining units, the largest being the Oil, Chemical and Atomic Workers International Union ("OCAW"). Six AFL-CIO affiliated unions represent Frontier's craft workers. The current three year OCAW contract expires in July 1999, while the six year AFL-CIO affiliated union's six year contract expires in June 2002. The Company considers its current relations with its employees to be good.

ITEM 2. PROPERTIES


Refining Operations


Year Ended December 31,                               1997        1996        1995
                                                   ---------   ---------   ---------
Charges (bpd)
 Light crude                                           3,162       4,322       8,098
 Heavy crude                                          31,967      31,677      27,174
 Other feed and blend stocks                           6,154       5,192       5,072
                                                   ---------   ---------   ---------
   Total                                              41,283      41,191      40,344

Manufactured product yields (bpd)
 Gasoline                                             17,060      16,825      17,263
 Diesel                                               12,856      13,712      13,744
 Asphalt and other                                    10,200       9,215       7,951
                                                   ---------   ---------   ---------
   Total                                              40,116      39,752      38,958

Total product sales (bpd)
 Gasoline                                             20,499      20,311      20,767
 Diesel                                               12,110      12,561      13,625
 Asphalt and other                                     7,949       7,306       6,781
                                                   ---------   ---------   ---------
   Total                                              40,558      40,178      40,813

Operating margin information (per sales bbl)
 Average sales price                               $   25.27   $   25.98   $   22.14
 Material costs (under FIFO inventory accounting)      19.49       21.50       18.11
                                                   ---------   ---------   ---------
   Product spread                                       5.78        4.48        4.03
 Operating expenses excluding depreciation              3.30        3.15        3.19
 Depreciation                                            .61         .59         .55
                                                   ---------   ---------   ---------
   Operating margin                                $    1.87   $     .74   $     .29

Manufactured product margin
  before depreciation (per bbl)                    $    2.47   $    1.33   $     .84

Purchased product margin
  (per purchased product bbl)                      $    3.14   $    2.03   $     .98

Light/heavy crude spread (per bbl)                 $    3.54   $    2.56   $    2.94

Average sales price (per sales bbl)
 Gasoline                                          $   28.83   $   28.78   $   24.68
 Diesel                                                27.22       28.89       23.48
 Asphalts and other                                    13.13       13.21       11.73



Other Properties

 The Company leases approximately 3,300 square feet of office space in Houston for its corporate headquarters under a three and one half year lease expiring in October 1999. Frontier leases approximately 16,000 square feet in Englewood, Colorado for its refining operations headquarters under a seven-year lease expiring in July 2002.

ITEM 3. LEGAL PROCEEDINGS

 There are no legal proceedings which in the opinion of management would have a material adverse impact on the Company. See Item 1. Business - Government Regulation regarding certain ongoing proceedings regarding environmental matters.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

   The information in the 1997 Annual Report to Shareholders under the heading "Common Stock" is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

   The information in the 1997 Annual Report to Shareholders under the heading "Five Year Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information in the 1997 Annual Report to Shareholders under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and the data contained in the 1997 Annual Report to Shareholders are incorporated herein by reference. See index to financial statements and supplemental data appearing under Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III

   The information called for by Part III of this Form is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of its last fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements and Supplemental Data            Page*
------------------------------------------------------------------

 Consolidated Statements of Operations                       17
 Consolidated Balance Sheets                                 18
 Consolidated Statements of Cash Flows                       19
 Consolidated Statements of Shareholders' Equity             20
 Notes to Financial Statements                               21
 Report of Independent Public Accountants                    28
 Selected Quarterly Financial Data                           14

 *Reference to pages in the 1997 Annual Report to Shareholders (as published), which portions thereof are incorporated herein by reference.
 ------------------------------------------------------------------

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

*    3.2 - Fourth restated By-Laws of the Company as amended through February
           20, 1992 (filed as Exhibit 3.2 to Form 10-K dated December 31, 1992).

*    4.1 - Indenture dated as of October 1, 1978, between the Company and First
           City National Bank of Houston, as Trustee relating to the Company's 10-3/4% Subordinated Debentures due 1998 (filed as Exhibit 2.5 to Registration Statement No. 2-59649).

*    4.2 - Agreement of Resignation, Appointment and Acceptance by and among the
           Company, First City National Bank of Houston (Resigning Trustee) and Texas Commerce Bank National Association, Houston, (Successor Trustee) relating to the Company's 10-3/4% Subordinated Debentures due 1998 (filed as Exhibit 4.2 to Form 10-K dated December 31, 1985).

*    4.3 - First Supplemental Indenture dated as of January 20, 1987 between the
           Company and Texas Commerce Bank National Association, supplementing and amending the Indenture dated as of October 1, 1978, relating to the Company's 10-3/4% Subordinated Debentures due 1998 (filed as
           Exhibit 4.3 to Form 10-K dated December 31, 1986).

*    4.6 - Indenture dated as of June 1, 1989 between the Company and Texas
           Commerce Trust Company of New York as Trustee relating to the Company's 7-3/4% Convertible Subordinated Debentures due 2014 (filed as Exhibit 4.6 to Form 10-K dated December 31, 1989).

*    4.7 - Indenture dated as of August 1, 1992 between the Company and Bank
           One, N.A., as Trustee relating to the Company's 12% Senior Notes due 2002 (filed as Exhibit 4.7 to Form 10-K dated December 31, 1992).

*   10.1 - Amended and Restated Revolving Credit and Letter of Credit Agreement
           dated June 30, 1997 among Frontier Oil and Refining Company, certain banks and Union Bank of California (filed as Exhibit 10.1 to Form 10-K dated June 30, 1997).

*   10.2 - Purchase and Sale Agreement, dated May 5, 1997, for the sale of
           Canadian oil and gas properties (filed as an Exhibit to From 8-K filed June 30, 1997).

*^  10.3 - The 1968 Incentive Stock Option Plan as amended and restated (filed as Exhibit 10.1 to Form 10-K dated December 31, 1987).

*^  10.4 - The 1977 Stock Option Plan as amended and restated (filed as Exhibit
           10.2 to Form 10-K dated December 31, 1989).

*^  10.5 - 1995 Stock Grant Plan for Non-employee Directors (filed as Exhibit
           10.14 to Form 10-Q dated June 30, 1995).

*^  10.6 - Wainoco Deferred Compensation Plan dated October 29, 1993 (filed as
           Exhibit 10.19 to Form 10-K dated December 31, 1994).

*^  10.7 - Wainoco Deferred Compensation Plan for Directors dated May 1, 1994
           (filed as Exhibit 10.20 to Form 10-K dated December 31, 1994).

*^  10.8 - Executive Employment Agreement dated April 3, 1995 between the
           Company and James R. Gibbs (filed as Exhibit 10.09 to Form 10-Q dated June 30, 1995).

*^  10.9 - Executive Employment Agreement dated April 3, 1995 between the
           Company and Julie H. Edwards (filed as Exhibit 10.10 to Form 10-Q dated June 30, 1995).

*^ 10.10 - Executive Employment Agreement dated April 3, 1995 between the
           Company and S. Clark Johnson (filed as Exhibit 10.11 to Form 10-Q dated June 30, 1995).

*^ 10.11 - Executive Employment Agreement dated April 3, 1995 between the
           Company and Robert D. Jones (filed as Exhibit 10.12 to Form 10-Q dated June 30, 1995).

*^ 10.12 - Executive Employment Agreement dated April 1, 1996 between the
           Company and Joel M. Mann (filed as Exhibit 10.01 to Form 10-Q dated June 30, 1996).

    13.1 - Portions of the Company's 1997 Annual Report covering pages 9 through 28.

*   21.1 - Subsidiaries of the Registrant (filed as Exhibit 21.1 to Form 10-K dated December 31, 1996).

    23.1 - Consent of Arthur Andersen LLP.

      27 - Financial Data Schedule.

*  Asterisk indicates exhibits incorporated by reference as shown.
^  Indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

   No reports on Form 8-K have been filed by the Company during the fourth quarter of 1997.

(c)   Exhibits

   The Company's 1997 Annual Report is available upon request. Shareholders of the Company may obtain a copy of any other exhibits to this Form 10-K at a charge of $.25 per page. Requests should be directed to:

     Larry Bell
     Corporate Communications
     Wainoco Oil Corporation
     10000 Memorial Drive, Suite 600
     Houston, Texas 77024-3411

(d) Schedules

    Report of Independent Public Accountants on Financial Statement Schedules:

To Wainoco Oil Corporation:

   We have audited in accordance with generally accepted auditing standards, the financial statements included in Wainoco Oil Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 10, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                              ARTHUR ANDERSEN LLP

Houston, Texas
February 10, 1998


Wainoco Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
As of December 31,                                                   Schedule I

(in thousands)

                                                           1997        1996
                                                        ---------   ---------

ASSETS
Current Assets:
   Cash and cash equivalents                            $  20,283   $   2,528
   Receivables                                                121       3,827
   Other current assets                                     1,019         212
                                                        ---------   ---------
      Total current assets                                 21,423       6,567
                                                        ---------   ---------
Property, Plant and Equipment, at cost -
   Oil and gas properties, on a full-cost basis                 -     170,879
   Furniture, fixtures and other                              468       1,354
                                                        ---------   ---------
                                                              468     172,233
   Less - Accumulated depreciation,
     depletion and amortization                              (245)   (102,800)
                                                        ---------   ---------
                                                              223      69,433
Investment in Subsidiaries                                138,778     137,193
Other Assets                                                3,104       4,791
                                                        ---------   ---------
                                                        $ 163,528   $ 217,984
                                                        =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                     $      52   $   2,914
   Other accrued liabilities                                2,336       5,792
   Current maturities of long-term debt                         -       2,500
                                                        ---------   ---------
      Total current liabilities                             2,388      11,206
                                                        ---------   ---------
Deferred Income Taxes                                         840       1,718
Deferred Revenues and Other                                 1,061       1,077
Payable to Affiliated Companies                            32,733      32,786
Long-Term Debt                                             70,572     145,928

Shareholders' Equity                                       55,934      25,269
                                                        ---------   ---------
                                                        $ 163,528   $ 217,984
                                                        =========   =========



The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries" are an integral part of these financial statements.


Wainoco Oil Corporation
Condensed Financial Information of Registrant
Statements of Operations
For the three years ended December 31,                              Schedule I

(in thousands)


                                                       1997        1996        1995
                                                    ---------   ---------   ---------

Revenues:
  Equity in earnings of subsidiaries                $  22,707   $   6,666   $     559
  Other income                                            645           -        (121)
                                                    ---------   ---------   ---------
                                                       23,352       6,666         438
                                                    ---------   ---------   ---------
Costs and Expenses:
  Selling and general expenses                          2,472       2,099       2,527
  Depreciation, depletion and amortization                 71          77           -
                                                    ---------   ---------   ---------
                                                        2,543       2,176       2,527
                                                    ---------   ---------   ---------

Operating Income (Loss)                                20,809       4,490      (2,089)
Interest Expense, net                                  12,997      16,134      17,247
                                                    ---------   ---------   ---------
Income (Loss) from Continuing
  Operations Before Income Taxes                        7,812     (11,644)    (19,336)
Provision (Benefit) for Income Taxes                       -            -           -
                                                    ---------   ---------   ---------
Income (Loss) From Continuing Operations                7,812     (11,644)    (19,336)
Discontinued Operations:
  Income from oil and gas operations, net of taxes      1,721       4,752         211
  Gain on disposal of Canadian oil and gas
   properties, net of taxes                            23,301           -           -
  Recognition of cumulative translation adjustment     (9,862)          -           -
                                                    ---------   ---------   ---------
Income (Loss) Before Extraordinary Item                22,972      (6,892)    (19,125)
Extraordinary Loss on Retirement of Debt,
 net of taxes                                           3,917           -           -
                                                    ---------   ---------   ---------
Net Income (Loss)                                   $  19,055   $  (6,892)  $ (19,125)
                                                    =========   =========   =========



The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries" are an integral part of these financial statements.


Wainoco Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flow
For the three years ended December 31,                              Schedule I

(in thousands)


                                                                  1997        1996        1995
                                                               ---------   ---------   ---------

Operating Activities
  Net income (loss)                                            $  19,055   $  (6,892)  $ (19,125)
  Equity in earnings of subsidiaries                             (22,707)     (7,653)      1,149
  Gain on disposal of Canadian oil and gas properties            (23,301)          -           -
  Recognition of cumulative translation adjustment                 9,862           -           -
  Extraordinary loss on retirement of debt                         3,917           -           -
  Depreciation, depletion and amortization                         3,919       8,200       9,641
  Deferred income taxes                                             (878)          -                        -
  Other                                                           (3,232)       (931)       (246)
                                                               ---------   ---------   ---------
Net cash used by operating activities                            (13,365)     (7,276)     (8,581)
                                                               ---------   ---------   ---------

Investing Activities
  Additions to property, plant and equipment                      (3,333)     (8,989)    (11,345)
  Sale of Canadian oil and gas properties                         91,307           -           -
  Proceeds from sale of other properties                             259         990       2,692
  Acquisition costs and other                                       (849)        429                      486
                                                               ---------   ---------   ---------
Net cash provided by (used by) investing activities               87,384      (7,570)     (8,167)
                                                               ---------   ---------   ---------

Financing Activities
  Long-term borrowings - 12% Senior Notes                          2,000       3,000           -
  Repayments -
     12% Senior Notes, including premium                         (74,932)          -      (8,000)
     Debentures                                                   (7,500)          -      (2,500)
  Common stock                                                     3,109           -           -
  Change in intercompany balances, net                               (53)     (1,805)     14,000
  Dividends paid to Parent                                        21,122      12,902      14,450
  Other                                                                -         (11)          9
                                                               ---------   ---------   ---------
Net cash provided by (used by) financing activities              (56,254)     14,086      17,959
Effect of exchange rate changes on cash                              (10)         13        (38)
                                                               ---------   ---------   ---------
Increase (decrease) in cash and cash equivalents                  17,755        (747)      1,173
Cash and cash equivalents, beginning of period                     2,528       3,275       2,102
                                                               ---------   ---------   ---------
Cash and cash equivalents, end of period                       $  20,283   $   2,528   $   3,275
                                                               =========   =========   =========



The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries" are an integral part of these financial statements.

Wainoco Oil Corporation
Notes to Condensed Financial Information of Registrant
December 31, 1997                                                   Schedule I




(1)  General

  The accompanying condensed financial statements of Wainoco Oil Corporation (Registrant) should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's 1997 Annual Report to Shareholders.

(2)  Sale of oil and gas properties

  All of the Registrant's oil and gas properties were located in Canada. On June 16, 1997, Wainoco completed the sale of all its Canadian oil and gas properties. The contract purchase price of C$133.6 million was adjusted from the January 1, 1997 effective date of the sale to June 16, 1997. Net proceeds after these adjustments, transaction expenses and severance costs were approximately C$126.7 million (US$91.3 million) as of June 16, 1997.

  Wainoco's subsidiary, Wainoco Oil & Gas Company, ceased oil and gas exploration activities in the United States in 1994 and sold all of its United States oil and gas properties in 1994 and 1995. Information relating to the sales are disclosed in the "Notes to Financial Statements of Wainoco Oil Corporation and Subsidiaries."

  Operating results for Wainoco's oil and gas operations segment, comprising the Canadian and United States oil and gas properties, are presented as discontinued operations. Accordingly, reported results of operations prior to June 16, 1997 are restated.

(3)  Long-term debt

  The components (in thousands) of long-term debt are as follows:


                                                    1997        1996
                                                 ---------   ---------

  12% Senior Notes                               $  24,572   $  95,000
  7-3/4% Convertible Subordinated Debentures        46,000      46,000
  10-3/4% Subordinated Debentures                        -       4,928
                                                 ---------   ---------
                                                 $  70,572   $ 145,928
                                                 =========   =========


(4)  Five-year maturities of long-term debt

  The estimated five-year maturities of long-term debt are none in the years 1998 and 1999, $2.3 million in 2000 and 2001 and $26.9 million in 2002.

                             SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.


                                        WAINOCO OIL CORPORATION



                                     By: /s/ James R. Gibbs
                                         -------------------
                                         James R. Gibbs
                                         President
                                         (chief executive officer)


Date: February 26, 1998

-----------------------------------------------------------------------------

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Wainoco Oil Corporation and in the capacities and on the date indicated.





/s/ James R. Gibbs                         /s/ Paul B. Loyd, Jr.
-------------------------                  -----------------------
James R. Gibbs                             Paul B. Loyd, Jr.
President and Director                     Director
(chief executive officer)





/s/ Julie H. Edwards                       /s/ James S. Palmer
-------------------------                  -----------------------
Julie H. Edwards                           James S. Palmer
Senior Vice President - Finance and        Director
Chief Financial Officer
(principal financial officer)




/s/ Jon D. Galvin                          /s/ Derek A. Price
-------------------------                  -----------------------
Jon D. Galvin                              Derek A. Price
Vice President - Controller                Director
(principal accounting officer)





/s/ Douglas Y. Bech                        /s/ Carl W. Schafer
-------------------------                  -----------------------
Douglas Y. Bech                            Carl W. Schafer
Director                                   Director

Date: February 24, 1998