Form 10-Q
period 1998-03-31
FRONTIER OIL CORP /NEW/
filed 1998-05-15
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q



[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                   OR


[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

             For the transition period from . . . . to . . . .


                        Commission file number 1-7627



                           FRONTIER OIL CORPORATION
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


                        Wainoco Oil Corporation
      ----------------------------------------------------------
         Former name, former address and former fiscal year, if
                       changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No . . .

Registrant's number of common shares outstanding as of May 14, 1998: 28,180,101

                     FRONTIER OIL CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
               FOR THE QUARTER ENDED MARCH 31, 1998


                              INDEX

                                                                   Page

Part I - Financial Information

   Item 1. Financial Statements                                      1

   Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                      6

Part II - Other Information                                          9



FORWARD-LOOKING STATEMENTS

This Form 10-Q contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements that include the words "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plan," "predict," "project," "should," and similar expressions, and statements relating to the Company's strategic plans, capital expenditures, industry trends and prospects and the Company's financial position. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this document. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.







Definitions of Terms

bbl(s) = barrel(s)
bpd = barrel per day
mbbls = thousand barrels

All dollar amounts are expressed in United States dollars unless otherwise indicated as Canadian dollars (C$).

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)


For the three months ended March 31,                             1998        1997
                                                              ---------   ---------

Revenues:
  Refined products                                            $  69,023   $  89,212
  Other                                                             668         358
                                                              ---------   ---------
                                                                 69,691      89,570
                                                              ---------   ---------

Costs and Expenses:
  Refining operating costs                                       64,190      91,149
  Selling and general expenses                                    1,994       1,722
  Depreciation                                                    2,376       2,273
                                                              ---------   ---------
                                                                 68,560      95,144
                                                              ---------   ---------

Operating Income (Loss)                                           1,131      (5,574)
Interest Expense, net                                             1,970       4,459
Income (Loss) From Continuing
  Operations Before Income Taxes                                   (839)    (10,033)
Provision For Income Taxes                                            -           -
                                                              ---------   ---------

Income (Loss) From Continuing Operations                           (839)    (10,033)
Discontinued Operations:
  Income from oil and gas operations, net of taxes                    -       1,554
                                                              ---------   ---------

Income (Loss) Before Extraordinary Item                            (839)     (8,479)

Extraordinary Loss on Retirement of Debt, net of taxes            3,013           -
                                                              ---------   ---------

Net Income (Loss)                                             $  (3,852)  $  (8,479)
                                                              =========   =========

Basic and Diluted Earnings (Loss) Per Share of Common Stock:
  Continuing Operations                                       $    (.03)  $    (.37)
  Discontinued Operations                                             -         .06
  Extraordinary Loss                                               (.11)          -
                                                              ---------   ---------
  Net Income (Loss)                                           $    (.14)  $    (.31)
                                                              =========   =========




The accompanying notes are an integral part of these financial statements.


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

March 31, 1998 and December 31, 1997                   1998        1997
                                                    ---------   ---------

ASSETS
Current Assets:
  Cash, including cash equivalents of
     $8,955 in 1998 and $19,981 in 1997             $  14,132   $  21,735
  Trade and other receivables, less allowance for
     doubtful accounts of $500 in 1998 and 1997        16,764      17,204
  Inventory of crude oil, products and other           30,002      27,666
  Other current assets                                  1,179       1,391
                                                    ---------   ---------
     Total current assets                              62,077      67,996
                                                    ---------   ---------
Property, Plant and Equipment, at cost:
  Refinery and pipeline                               151,740     149,201
  Furniture, fixtures and other equipment               3,048       3,044
                                                    ---------   ---------
                                                      154,788     152,245
     Less - Accumulated depreciation                   47,962      45,586
                                                    ---------   ---------
                                                      106,826     106,659

Other Assets                                            4,455       3,260
                                                    ---------   ---------

                                                    $ 173,358   $ 177,915
                                                    =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                  $  29,634   $  33,527
  Revolving credit facility                             5,700           -
  Accrued turnaround cost                               6,382       6,771
  Accrued liabilities and other                         3,516       5,240
  Accrued interest                                        930       1,530
                                                    ---------   ---------
     Total current liabilities                         46,162      47,068
                                                    ---------   ---------

Long-Term Debt, net of current maturities:
  9-1/8% Senior Notes                                  70,000           -
  12% Senior Notes                                          -      24,572
  7-3/4% Convertible Subordinated Debentures                -      46,000
                                                    ---------   ---------
                                                       70,000      70,572
                                                    ---------   ---------

Deferred Credits and Other                              2,932       2,801

Deferred Income Taxes                                   1,540       1,540

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares
     authorized, no shares issued
  Common stock, no par, 50,000,000 shares
     authorized, 28,242,691 and 28,111,289 shares
     issued in 1998 and 1997                           57,264      57,251
  Paid-in capital                                      85,698      84,785
  Retained earnings (deficit)                         (89,718)    (85,866)
  Treasury stock, 89,300 shares and 52,500 shares
     in 1998 and 1997                                    (520)       (236)
                                                    ---------   ---------
  Total Shareholders' Equity                           52,724      55,934
                                                    ---------   ---------

                                                    $ 173,358   $ 177,915
                                                    =========   =========

The accompanying notes are an integral part of these financial statements.


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the three months ended March 31,                      1998         1997
                                                       ---------    ---------

OPERATING ACTIVITIES
Net income (loss)                                      $  (3,852)   $  (8,479)
Extraordinary loss on retirement of debt                   3,013            -
Depreciation, depletion and amortization                   2,376        4,746
Deferred credits and other                                   207          730
Change in working capital from operations                 (7,706)     (11,062)
                                                       ---------    ---------
  Net cash provided by (used in) operating activities     (5,962)     (14,065)

INVESTING ACTIVITIES
Additions to property and equipment:
  Continuing operations                                   (3,097)        (957)
  Discontinued operations                                      -       (2,062)
Other                                                          -          521
                                                       ---------    ---------
  Net cash provided by (used in) investing activities     (3,097)      (2,498)

FINANCING ACTIVITIES
Borrowings:
  9-1/8% Senior Notes                                     70,000            -
  Refining credit facility                                 5,700       14,600
  12% Senior Notes                                             -        2,000
Repayments of debt:
  12% Senior Notes, including redemption premium         (25,423)           -
  7-3/4% Convertible Subordinated Debentures,
    including redemption premium                         (45,971)           -
Debt issuance costs                                       (2,700)           -
Issuance of common stock                                     195            -
Purchase of treasury stock                                  (284)           -
Other                                                        (61)         (56)
                                                       ---------    ---------
  Net cash provided by financing activities                1,456       16,544

Effect of exchange rate changes on cash                        -          (10)
                                                       ---------    ---------

Increase (decrease) in cash and cash equivalents          (7,603)         (29)
Cash and cash equivalents, beginning of period            21,735        5,183
                                                       ---------    ---------
Cash and cash equivalents, end of period               $  14,132    $   5,154
                                                       =========    =========


The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 1998
(Unaudited)

1.  Financial statement presentation

Financial statement presentation

    The condensed consolidated financial statements include the accounts of Frontier Oil Corporation (formerly Wainoco Oil Corporation), a Wyoming Corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc. (the "Refinery"), collectively referred to as Frontier or the Company. The annual meeting of the Company was held April 27, 1998 with the shareholders approving the change in corporate name from Wainoco Oil Corporation to Frontier Oil Corporation. These financial statements have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

    Frontier conducts its refining operations in the Rocky Mountain region of the United States. The Company's Cheyenne, Wyoming Refinery purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, asphalt and petroleum coke.

    Prior to the third quarter of 1997, the Company also explored for and produced oil and gas in Canada and prior to the first quarter of 1996 in the United States (together, the "oil and gas operations"). Operating results for the Company's oil and gas operations segment are presented as discontinued operations in the accompanying statements of operations.

Earnings per share

    Basic and diluted earnings per share have been computed based on the weighted average number of common shares outstanding and did not assume the exercise of stock option shares for the diluted computation as a loss from continuing operations was incurred. The basic and diluted average shares outstanding for the three months ended March 31, 1998 and 1997 were 28,104,335 and 27,258,502 respectively.

Comprehensive income (loss)

    Total comprehensive income (loss) for the three months ended March 31, 1998 and 1997 is as follows:



                                              Three Months Ended
                                                   March 31,
                                            -----------------------
                                               1998          1997
                                            ---------     ---------
                                                (in thousands)


Net income (loss)                           $  (3,852)    $  (8,479)
Cumulative translation adjustment                   -          (703)
                                            ---------     ---------
Comprehensive income (loss)                 $  (3,852)    $  (9,182)
                                            =========     =========


Refined product revenues

    Revenues are recognized when product ownership is transferred to the customer. Excise and other taxes on products sold are netted against revenues.

2.  Schedule of major components of inventory


                                                March 31,     December 31,
                                                   1998           1997
                                                ---------     ------------
                                                      (in thousands)


Crude oil                                       $   2,747       $   3,904
Unfinished products                                 6,044           6,338
Finished products                                  13,475           9,929
Chemicals                                           1,622           1,534
Repairs and maintenance supplies and other          6,114           5,961
                                                ---------     ------------
                                                $  30,002       $  27,666
                                                =========     ============

3.  Issuance of Senior Notes

    On February 9, 1998, the Company issued $70 million of 9-1/8% Senior Notes due 2006. The Notes are redeemable, at the option of the Company, at a premium of 104.563% after February 15, 2002, declining to 100% in 2005. Prior to February 15, 2002, the Company at its option may redeem the Notes at a defined make-whole amount. Interest is paid semiannually. The net proceeds were utilized to fund redemptions of the Company's 12% Senior Notes and 7-3/4% Convertible Subordinated Debentures as discussed in Note 4.

4.  Extraordinary loss

    On February 10, 1998, the Company called for redemption the remaining $24.8 million of its 12% Senior Notes and the $46 million 7-3/4% Convertible Subordinated Debentures. The redemptions were completed on March 12, 1998. Holders of $731,000 of 7-3/4% Convertible Subordinated Debentures elected to convert into 83,542 shares of the Company's common stock. Based on the redemptions, the Company has recognized a first quarter extraordinary loss of $3,013,000 due to the redemption premiums on the Senior Notes and Convertible Debentures and the write-off of the related remaining debt issuance costs. The redemptions and retirement of these debt obligations were funded with proceeds from the issuance of the 9-1/8% Senior Notes as discussed in Note 3.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                           RESULTS OF OPERATIONS
   Three months ended March 31, 1998 compared with the same period in 1997

  The Company had a loss for the three months ended March 31, 1998 of $3.9 million, or $.14 per share, compared to a loss of $8.5 million, or $.31 per share, for the same period in 1997. The 1998 results include a $3.0 million extraordinary loss on early retirement of debt. The 1997 results included $1.6 million income from Canadian oil and gas operations. The sale of the Canadian oil and gas operations closed on June 16, 1997, thus the 1997 operating results for the Company's oil and gas exploration and production segment have been presented as discontinued operations in the accompanying statements of operations. Frontier's primary continuing operation is its refining operation in the Rocky Mountain region of the United States.

  Operating income increased $6.7 million in 1998 versus 1997 due to an increase in the refined product spread (revenues less material costs) of $6.3 million, an increase in other income of $310,000 and a decrease in refining operating costs of $435,000, offset by an increase in selling and general costs of $272,000 and depreciation of $103,000.

  Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The price of crude oil was lower in 1998 than in 1997. The refined product spread was $4.74 per bbl compared to $3.16 per bbl in 1997. The 1998 refined product spread increased due to better by-product margins from lower crude prices and an improved light/heavy crude spread. Both periods' refined product spreads were negatively impacted by declines in crude oil prices of approximately $3.7 million in 1998 and approximately $4.0 million in 1997. Inventories are recorded at the lower of cost on a first in, first out
(FIFO) basis or market. Refined product revenues decreased $20.2 million or 23%. The decrease in refined product revenues resulted from a $7.32 per bbl decrease in average gasoline sales prices and a $7.66 per bbl decrease in average diesel sales prices. Refined product sales volumes increased 6% in 1998 over 1997 levels. Yields of gasoline were the same while yields of diesel increased 6% in 1998 compared to the same period in 1997.

  Other income increased $310,000 to $668,000 in 1998 versus 1997 due to sulfur credit sales in 1998 of $360,000.

  Refining operating costs decreased $27.0 million or 30% from 1997 levels due to a decrease in both material and operating costs. Material costs per bbl decreased 37% or $8.56 per bbl in 1998 due to lower oil prices, increased use of heavy crude oil and an increase in the light/heavy spread offset by a 7% increase in charge rates. During 1998, the Refinery increased its use of heavy crude oil by 4% and the heavy crude oil utilization rate expressed as a percentage of total crude oil increased to 94% in 1998 from 90% in 1997. The light/heavy spread increased 36% to average $4.72 per bbl in the three months of 1998. Refining operating expense per bbl decreased $.32 per bbl to $3.41 per bbl in 1998 due to reduced maintenance costs and turnaround accruals in 1998 compared to 1997.

  A major turnaround commenced April 19, 1998 on the fluid catalytic cracking unit and alkylation and related units. These units are scheduled to be down for 28 days which will decrease average yields during this period.

  Selling and general expenses increased $272,000 or 16% for the three months ended March 31, 1998 reflecting increases in salaries and benefits.

  Depreciation increased $103,000 or 5% in the 1998 three-month period as compared to the same period in 1997, attributable to increases in capital investment.

  The interest expense decrease of $2.5 million or 56% in 1998 was attributable to utilizing Canadian sale proceeds to retire debt during the third and fourth quarters of 1997. Average debt for the three months decreased from $161 million in 1997 to $94 million in 1998.

               REFINING OPERATING STATISTICAL INFORMATION

                                                            Three Months Ended
                                                                 March 31,

                                                              1998       1997
                                                            --------   --------

Raw material input (bpd)
  Light crude                                                  2,293      3,311
  Heavy crude                                                 32,729     28,605
  Other feed and blend stocks                                  6,333      6,707
                                                            --------   --------
     Total                                                    41,355     38,623

Manufactured product yields (bpd)
  Gasoline                                                    17,268     17,268
  Diesel                                                      14,228     13,441
  Asphalt and other                                            9,047      7,174
                                                            --------   --------
     Total                                                    40,543     37,883

Total product sales (bpd)
  Gasoline                                                    21,176     20,288
  Diesel                                                      12,492     12,691
  Asphalt and other                                            6,625      5,126
                                                            --------   --------
     Total                                                    40,293     38,105

Operating margin information (per sales bbl)
  Average sales price                                       $  19.04   $  26.02
  Material costs (under FIFO inventory accounting)             14.30      22.86
                                                            --------   --------
     Product spread                                             4.74       3.16
  Operating expenses excluding depreciation                     3.41       3.73
  Depreciation                                                   .65        .65
                                                            --------   --------
     Operating margin                                       $    .68   $  (1.22)

Manufactured product margin before depreciation (per bbl)   $   1.33   $   (.56)

Purchased product margin (per purchased product bbl)        $   1.48   $      -

Light/heavy crude spread (per bbl)                          $   4.72   $   3.48

Average sales price (per sales bbl)
  Gasoline                                                  $  21.82   $  29.14
  Diesel                                                       20.78      28.44
  Asphalt and other                                             6.84       7.65



LIQUIDITY AND CAPITAL RESOURCES

  On February 9, 1998, the Company issued $70 million of 9-1/8% Senior Notes due 2006 and received net proceeds of approximately $67.9 million. On February 10, 1998, the Company called for redemption the remaining $24.8 million of its 12% Senior Notes and $46 million of its 7-3/4% Convertible Subordinated Debentures. This redemption was completed on March 12, 1998 resulting in the payment of $71.4 million, including redemption premium and the issuance of 83,542 shares of common stock. Under a stock repurchase plan, approved by the board of directors, 36,800 shares of common stock were repurchased by the Company for $284,000.

  During the first three months of 1998, $6.0 million of cash flows were used by operating activities. In 1997, $14.1 million of cash flows were used in operating activities primarily by the Refinery operations. Consistent with the seasonality of its business, the Company invests in working capital during the first half of the year and recovers working capital investment in the second half of the year. In addition to normal seasonality, the Refinery used approximately $3.6 million of cash in 1998 to increase its level of gasoline and diesel inventories in preparation for the April 1998 turnaround.

  At March 31, 1998, the Company had $14.3 million available under the Refinery line of credit. The Company had working capital of $15.9 million at March 31, 1998 compared with $8.2 million at March 31, 1997.

  Additions to property and equipment in the first three months of 1998 of $3.1 million increased $78,000 from the first three months in 1997 attributable to an increase in Refinery capital expenditures in 1998 over 1997, mostly offset by the 1997 discontinued Canadian oil and gas operations capital expenditures of $2.1 million. Capital expenditures of approximately $13 million are planned for the Refinery in 1998.

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

ITEM 3.  Defaults Upon Senior Securities -

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders -

         The annual meeting of the registrant was held April 27, 1998 with the shareholders approving the change in corporate name from Wainoco Oil Corporation to Frontier Oil Corporation.

ITEM 5.  Other Information -

         None.

ITEM 6.  Exhibits and Reports on Form 8-K -

         (a) Exhibits

         10.01   -  Executive Employment Agreement dated April 2, 1998 between the Company and James R. Gibbs.

         10.02   -  Executive Employment Agreement dated April 2, 1998 between the Company and Julie H. Edwards.

         10.03   -  Executive Employment Agreement dated April 2, 1998 between the Company and S. Clark Johnson.

         10.04   -  Executive Employment Agreement dated April 2, 1998 between the Company and J. Currie Bechtol.

         10.05   -  Executive Employment Agreement dated April 2, 1998 between the Company and Gerald B. Faudel.

         10.06   -  Executive Employment Agreement dated April 2, 1998 between the Company and Jon D. Galvin.

            27   -  Financial Data Schedule

          (b) Reports on Form 8-K

          None.

                                       SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FRONTIER OIL CORPORATION




                                    By: /s/ Jon D. Galvin
                                        ----------------------
                                        Jon D. Galvin
                                        Vice President - Controller






Date: May 14, 1998