Form 10-Q
period 1998-06-30
FRONTIER OIL CORP /NEW/
filed 1998-07-28
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q



 [x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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



     -------------------------------------------------------------
        Former name, former address and former fiscal year, if
                      changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No . . .

Registrant's number of common shares outstanding as of July 24, 1998: 28,151,001

                       FRONTIER OIL CORPORATION
                    QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED JUNE 30, 1998


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







Definitions of Terms

bbl(s) = barrel(s)
bpd = barrel(s) per day

                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

                                                Six Months Ended        Three Months Ended
                                                    June 30                   June 30
                                                1998        1997         1998        1997
                                             ---------   ---------    ---------   ---------
Revenues:
  Refined products                           $ 153,007   $ 184,670    $  83,984   $  95,458
  Other                                            943       1,230          275         872
                                             ---------   ---------    ---------   ---------
                                               153,950     185,900       84,259      96,330
                                             ---------   ---------    ---------   ---------
Costs and Expenses:
  Refining operating costs                     132,433     174,383       68,243      83,234
  Selling and general expenses                   4,215       3,507        2,221       1,785
  Depreciation                                   5,198       4,539        2,822       2,266
                                             ---------   ---------    ---------   ---------
                                               141,846     182,429       73,286      87,285
                                             ---------   ---------    ---------   ---------

Operating Income                                12,104       3,471       10,973       9,045
Interest Expense, Net                            3,738       8,970        1,768       4,511
                                             ---------   ---------    ---------   ---------
Income (Loss) From Continuing
  Operations Before Income Taxes                 8,366      (5,499)       9,205       4,534
Provision for Income Taxes                           -           -            -           -
                                             ---------   ---------    ---------   ---------

Income (Loss) From Continuing Operations         8,366      (5,499)       9,205       4,534
Discontinued Operations:
  Income from oil and gas operations,
      net of taxes                                   -       1,721            -         167
  Gain on disposal of Canadian oil and gas
      properties, net of $800 of taxes               -      23,301            -      23,301
  Recognition of cumulative
      translation adjustment                         -      (9,862)           -      (9,862)
                                             ---------   ---------    ---------   ---------

Income Before Extraordinary Item                 8,366       9,661        9,205      18,140
Extraordinary Loss on Retirement of Debt         3,013           -            -           -
                                             ---------   ---------    ---------   ---------

Net Income                                   $   5,353   $   9,661    $   9,205   $  18,140
                                             =========   =========    =========   =========

Basic Earnings (Loss) Per Share of Common Stock:
  Continuing Operations                      $     .30   $    (.20)   $     .33   $     .17
  Discontinued Operations                            -         .55            -         .49
  Extraordinary Loss                              (.11)          -            -           -
                                             ---------   ---------    ---------   ---------
  Net Income                                 $     .19   $     .35    $     .33   $     .66
                                             =========   =========    =========   =========

Diluted Earnings (Loss) Per Share of Common Stock:
  Continuing Operations                      $     .29   $    (.20)   $     .33   $     .17
  Discontinued Operations                            -         .55            -         .49
  Extraordinary Loss                              (.10)          -            -           -
                                             ---------   ---------    ---------   ---------
  Net Income                                 $     .19   $     .35    $     .32   $     .66
                                             =========   =========    =========   =========



The accompanying notes are an integral part of these financial statements.


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

June 30, 1998 and December 31, 1997                       1998        1997
                                                       ---------   ---------

ASSETS
Current Assets:
  Cash, including cash equivalents of
   $13,938 in 1998 and $19,981 in 1997                 $  15,116   $  21,735
  Trade and other receivables, less allowance for
   doubtful accounts of $500 in 1998 and 1997             22,415      17,204
  Inventory of crude oil, products and other              23,862      27,666
  Other current assets                                       809       1,391
                                                       ---------   ---------
   Total current assets                                   62,202      67,996
                                                       ---------   ---------
Property, Plant and Equipment, at cost:
  Refinery and pipeline                                  158,458     149,201
  Furniture, fixtures and other equipment                  3,216       3,044
                                                       ---------   ---------
                                                         161,674     152,245
   Less - Accumulated depreciation                        50,784      45,586
                                                       ---------   ---------
                                                         110,890     106,659

Other Assets                                               4,281       3,260
                                                       ---------   ---------

                                                       $ 177,373   $ 177,915
                                                       =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $  33,743   $  33,527
  Accrued turnaround cost                                  1,484       6,771
  Accrued liabilities and other                            3,658       5,240
  Accrued interest                                         2,499       1,530
                                                       ---------   ---------
   Total current liabilities                              41,384      47,068
                                                       ---------   ---------

Long-Term Debt, net of current maturities:
  9-1/8% Senior Notes                                     70,000           -
  12% Senior Notes                                             -      24,572
  7-3/4% Convertible Subordinated Debentures                   -      46,000
                                                       ---------   ---------
                                                          70,000      70,572
                                                       ---------   ---------

Deferred Credits and Other                                 2,793       2,801

Deferred Income Taxes                                      1,442       1,540

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares
   authorized, no shares issued
  Common stock, no par, 50,000,000 shares
   authorized, 28,281,401 and 28,111,289 shares
   issued in 1998 and 1997                                57,268      57,251
  Paid-in capital                                         85,852      84,785
  Retained earnings (deficit)                            (80,513)    (85,866)
  Treasury stock, 130,400 shares and 52,500 shares
   in 1998 and 1997                                         (853)       (236)
                                                       ---------   ---------
  Total Shareholders' Equity                              61,754      55,934
                                                       ---------   ---------

                                                       $ 177,373   $ 177,915
                                                       =========   =========

The accompanying notes are an integral part of these financial statements.


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the six months ended June 30,                            1998        1997
                                                          ---------   ---------

OPERATING ACTIVITIES
Net income                                                $   5,353   $   9,661
Gain on disposal of Canadian oil and gas properties               -     (23,301)
Recognition of cumulative translation adjustment                  -       9,862
Extraordinary loss on retirement of debt                      3,013           -
Depreciation, depletion and amortization                      5,198       8,387
Deferred credits and other                                     (655)       (205)
Change in working capital from operations                    (6,896)     (9,224)
                                                          ---------   ---------
  Net cash provided by (used in) operating activities         6,013      (4,820)

INVESTING ACTIVITIES
Additions to property and equipment:
  Continuing operations                                      (8,349)     (2,226)
  Discontinued operations                                         -      (3,298)
Sale of Canadian oil and gas properties,
 net of transaction costs                                         -      91,307
Other                                                             -        (590)
                                                          ---------   ---------
  Net cash (used in) provided by investing activities        (8,349)     85,193

FINANCING ACTIVITIES
Borrowings:
  9-1/8% Senior Notes                                        70,000           -
  Refining credit facility                                        -       6,400
  12% Senior Notes                                                -       2,000
Repayments of debt:
  12% Senior Notes, including redemption premium            (25,423)          -
  7-3/4% Convertible Subordinated Debentures,
   including redemption premium                             (45,971)          -
Debt issuance costs                                          (2,501)          -
Issuance of common stock                                        353           -
Purchase of treasury stock                                     (617)          -
Other                                                          (124)       (113)
                                                          ---------   ---------
  Net cash (used in) provided by financing activities        (4,283)      8,287

Effect of exchange rate changes on cash                           -         (10)
                                                          ---------   ---------

(Decrease) increase in cash and cash equivalents             (6,619)     88,650
Cash and cash equivalents, beginning of period               21,735       5,183
                                                          ---------   ---------
Cash and cash equivalents, end of period                  $  15,116   $  93,833
                                                          =========   =========


The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 1998
(Unaudited)

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

EARNINGS PER SHARE

    Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share assumes the additional dilution for the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:


                      Six Months Ended        Three Months Ended
                          June 30                  June 30
                     1998         1997         1998         1997
                  ----------   ----------   ----------   ----------

  Basic           28,129,387   27,258,502   28,154,164   27,258,502
  Diluted         28,887,049   27,258,502   28,911,826   27,437,537



COMPREHENSIVE INCOME

  Total comprehensive income for the six months and three months ended June 30, 1998 and 1997 is as follows:


                                                    (in thousands)
                                       Six Months Ended       Three Months Ended
                                            June 30                 June 30
                                        1998        1997        1998        1997
                                     ---------   ---------   ---------   ---------

  Net income                         $   5,353   $   9,661   $   9,205   $  18,140
  Cumulative translation adjustment          -      (1,361)          -        (658)
                                     ---------   ---------   ---------   ---------
  Comprehensive income               $   5,353   $   8,300   $   9,205   $  17,482
                                     =========   =========   =========   =========


REFINED PRODUCT REVENUES

  Revenues are recognized when product ownership is transferred to the customer. Excise and other taxes on products sold are netted against revenues.

NEW ACCOUNTING STATEMENT

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

  The Company has not yet quantified the impacts of adopting Statement 133 on the financial statements and has not determined the timing of or method of the adoption of Statement 133. However, the Statement could increase volatility in earnings and other comprehensive income.


2. SCHEDULE OF MAJOR COMPONENTS OF INVENTORY


                                                    (in thousands)
                                                 June 30,   December 31,
                                                   1998        1997
                                                 --------    --------

Crude oil                                        $  1,979    $  3,904
Unfinished products                                 5,250       6,338
Finished products                                   8,859       9,929
Chemicals                                           1,512       1,534
Repairs and maintenance supplies and other          6,262       5,961
                                                 --------    --------
                                                 $ 23,862    $ 27,666
                                                 ========    ========


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

5.  REFINING CREDIT FACILITY

    The Refinery credit facility was amended in 1998 to extend the maturity from April 2, 1999 to June 30, 2000. An additional interest rate option was added based on the prevailing Federal Funds Rate plus 2-1/4%.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS
  SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SAME PERIOD IN 1997

   The Company had net income for the six months ended June 30, 1998 of $5.4 million, or $.19 per share, compared to net income of $9.7 million, or $.35 per share, for the same period in 1997. The 1998 results include a $3.0 million extraordinary loss on early retirement of debt. The 1997 results included a $23.3 million gain on the sale of the Canadian oil and gas operations which closed on June 16, 1997, a $9.9 million reduction to income in recognition of the cumulative translation adjustment and $1.7 million of income from Canadian oil and gas operations. The sale of the Canadian oil and gas operations closed on June 16, 1997, thus the 1997 operating results for the Company's oil and gas exploration and production segment have been presented as discontinued operations in the accompanying statements of operations. Frontier's primary continuing operation is its refining operation in the Rocky Mountain region of the United States.

   Operating income increased $8.6 million in 1998 as compared to 1997 due to an increase in the refined product spread (revenues less material costs) of $11.7 million offset by a decrease in other income of $287,000 and increases in refining operating expenses of $1.4 million, selling and general expenses of $708,000 and depreciation of $659,000.

   Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The price of crude oil was significantly lower in 1998 than in 1997. The refined product spread was $6.01 per bbl compared to $4.75 per bbl in 1997. The 1998 refined product spread increased due to an improved light/heavy crude oil spread and better by-product margins from lower crude oil prices. Both periods' refined product spreads were negatively impacted by first quarter declines in crude oil prices of approximately $3.7 million in 1998 and approximately $4.0 million in 1997. Inventories are recorded at the lower of cost on a first in, first out (FIFO) basis or market. Refined product revenues decreased $31.7 million or 17%. The decrease in refined product revenues resulted from a $6.11 per bbl decrease in average gasoline sales prices and a $6.98 per bbl decrease in average diesel sales prices. Refined product sales volumes increased 6% in 1998 over 1997 levels. Yields of gasoline and diesel decreased 9% and 2%, respectively in 1998 compared to the same period in 1997. The decrease in yields was due to the major turnaround, which commenced April 19, 1998 and was completed May 15, 1998, on the fluid catalytic cracking unit and alkylation and related units.

   Other income, which consists primarily of processing fees, decreased $287,000 to $943,000 in 1998 as compared to 1997. Other income for 1997 included a $496,000 foreign currency transaction gain while other income for 1998 includes sulfur credit sales of $360,000.

   Refining operating costs decreased $42 million or 24% from 1997 levels due to a decrease in material costs offset by an increase in operating expenses. Material costs per bbl decreased 33% or $6.83 per bbl in 1998 due to lower oil prices, increased use of heavy crude oil, an increase in the light/heavy spread and a 2% decrease in charge rates. During 1998, the Refinery increased its use of heavy crude oil by 1% and the heavy crude oil utilization rate expressed as a percentage of total crude oil increased to 93% in 1998 from 91% in 1997. The light/heavy spread increased 40% to average $4.77 per bbl in the six months of 1998. Refinery operating expenses increased $1.4 million in 1998 as compared to 1997, although refining operating expense per bbl decreased $.01 per bbl to $3.32 per bbl in 1998 due to higher sales volumes in 1998 as compared to 1997. The increase in refining operating expenses during 1998 was due to higher natural gas usage during the turnaround, increased chemical usage and increased transportation costs for asphalt and other product sales.

   Selling and general expenses increased $708,000 or 20% for the six months ended June 30, 1998 reflecting increases in salaries and benefits.

   Depreciation increased $659,000 or 15% in the 1998 six-month period as compared to the same period in 1997, attributable to increases in capital investment and the write-off of certain equipment replaced in connection with the turnaround work.

   The interest expense decrease of $5.2 million or 58% in 1998 was attributable to utilizing Canadian sale proceeds to retire debt during the third and fourth quarters of 1997. Average debt for the six months decreased from $161 million in 1997 to $85 million in 1998.

   The price of light crude oil on the New York Mercantile Exchange has declined from $17.64 per bbl at the beginning of 1998 to $14.18 per bbl at June 30, 1998. The price of heavy crude oil has likewise declined. The low price of heavy crude oil has caused the production of some heavy crude oil in both Wyoming and Canada to become uneconomical. The Company is currently experiencing some shortfalls in heavy crude oil deliveries from Wyoming and Canada due to the shut-in of such production. Should the price of world crude oil remain at such low levels, the Company expects the shortfalls to continue and may increase in volume. The Company plans to utilize alternative crude oil for any shortfall; however, the alternative crude oil will be more costly than currently contracted heavy crude oil.

 THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE SAME PERIOD IN 1997

   The Company had net income for the three months ended June 30, 1998 of $9.2 million, or $.33 per share, compared to net income of $18.1 million, or $.66 per share, for the same period in 1997. The 1997 results included a $23.3 million gain on the sale of the Canadian oil and gas operations which closed on June 16, 1997, a $9.9 million reduction to income in recognition of the cumulative translation adjustment and $167,000 of income from Canadian oil and gas operations. The sale of the Canadian oil and gas operations closed on June 16, 1997, thus the 1997 operating results for the Company's oil and gas exploration and production segment have been presented as discontinued operations in the accompanying statements of operations. Frontier's primary continuing operation is its refining operation in the Rocky Mountain region of the United States.

   Operating income increased $1.9 million in 1998 as compared to 1997 due to an increase in the refined product spread (revenues less material costs) of $5.4 million offset by a decrease in other income of $597,000, increases in refining operating expenses of $1.8 million, selling and general expenses of $436,000 and depreciation of $556,000.

   Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The price of crude oil was significantly lower in 1998 than in 1997. The refined product spread was $7.15 per bbl compared to $6.18 per bbl in 1997. The 1998 refined product spread increased due to an improved light/heavy crude oil spread and better by-product margins from lower crude oil prices. Refined product revenues decreased $11.5 million or 12%. The decrease in refined product revenues resulted from a $4.97 per bbl decrease in average gasoline sales prices and a $6.29 per bbl decrease in average diesel sales prices. Refined product sales volumes increased 6% in 1998 over 1997 levels. Yields of gasoline and diesel decreased 19% and 10%, respectively in 1998 compared to the same period in 1997. The decrease in yields was due to the major turnaround, which commenced April 19, 1998 and was completed May 15, 1998, on the fluid catalytic cracking unit and alkylation and related units.

   Other income, which consists primarily of processing fees, decreased $597,000 to $275,000 in 1998 as compared to 1997. Other income for 1997 included a $496,000 foreign currency transaction gain.

   Refining operating costs decreased $15 million or 18% from 1997 levels due to a decrease in material costs offset by an increase in operating expenses. Material costs per bbl decreased 28% or $5.28 per bbl in 1998 due to lower oil prices, a 10% decrease in charge rates due to the turnaround and an increase in the light/heavy spread. The light/heavy spread increased 45% to average $4.81 per bbl in the three months of 1998. Refining operating expense per bbl increased $.28 per bbl to $3.26 per bbl in 1998 due to higher turnaround accruals, higher natural gas usage during the turnaround and increased transportation costs for asphalt and other product sales in 1998 compared to 1997.

   Selling and general expenses increased $436,000 or 24% for the three months ended June 30, 1998 reflecting increases in salaries and benefits and a reallocation of certain costs in connection with the sale of the Canadian assets.

   Depreciation increased $556,000 or 25% in the 1998 three-month period as compared to the same period in 1997, attributable to increases in capital investment and the write-off of certain equipment replaced in connection with the turnaround work.

   The interest expense decrease of $2.7 million or 61% in 1998 was attributable to utilizing Canadian sale proceeds to retire debt during the third and fourth quarters of 1997. Average debt for the three months decreased from $161 million in 1997 to $74 million in 1998.

               REFINING OPERATING STATISTICAL INFORMATION



                                      Six Months Ended       Three Months Ended
                                          June 30,                June 30,
                                    ---------------------   ---------------------
                                       1998        1997        1998        1997
                                    ---------   ---------   ---------   ---------

Raw material input (bpd)
  Light crude                           2,265       3,187       2,237       3,064
  Heavy crude                          31,862      31,529      31,004      34,421
  Other feed and blend stocks           5,518       5,777       4,712       4,856
                                    ---------   ---------   ---------   ---------
   Total                               39,645      40,493      37,953      42,341

Manufactured product yields (bpd)
  Gasoline                             15,307      16,860      13,368      16,456
  Diesel                               13,233      13,559      12,248      13,676
  Asphalt and other                     9,939       9,129      10,820      11,062
                                    ---------   ---------   ---------   ---------
   Total                               38,479      39,548      36,436      41,194

Total product sales (bpd)
  Gasoline                             21,935      20,324      22,687      20,359
  Diesel                               12,426      12,516      12,360      12,343
  Asphalt and other                     8,036       7,147       9,432       9,146
                                    ---------   ---------   ---------   ---------
   Total                               42,397      39,987      44,479      41,848

Operating margin information
 (per sales bbl)
  Average sales price               $   19.94   $   25.51   $   20.75   $   25.06
  Material costs (under FIFO
   inventory accounting)                13.93       20.76       13.60       18.88
                                    ---------   ---------   ---------   ---------
   Product spread                        6.01        4.75        7.15        6.18
  Operating expenses excluding
   depreciation                          3.32        3.33        3.26        2.98
  Depreciation                            .67         .62         .69         .59
                                    ---------   ---------   ---------   ---------
   Operating margin                 $    2.02   $     .80   $    3.20   $    2.61

Manufactured product margin
  before depreciation (per bbl)     $    2.74   $    1.42   $    4.04   $    3.22

Purchased product margin
 (per purchased product bbl)        $    1.79   $    1.74   $    1.95   $    1.74

Light/heavy crude spread (per bbl)  $    4.77   $    3.40   $    4.81   $    3.32

Average sales price (per sales bbl)
  Gasoline                          $   22.73   $   28.84   $   23.57   $   28.54
  Diesel                                21.32       28.30       21.87       28.16
  Asphalts and other                    10.18       11.19       12.51       13.15


                     LIQUIDITY AND CAPITAL RESOURCES

   On February 9, 1998, the Company issued $70 million of 9-1/8% Senior Notes due 2006 and received net proceeds of approximately $67.9 million. On February 10, 1998, the Company called for redemption the remaining $24.8 million of its 12% Senior Notes and $46 million of its 7-3/4% Convertible Subordinated Debentures. This redemption was completed on March 12, 1998 resulting in the payment of $71.4 million, including redemption premiums and the issuance of 83,542 shares of common stock. Under a stock repurchase plan, approved by the board of directors, 77,900 shares of common stock have been repurchased by the Company for $617,000.

   During the first six months of 1998, $6.0 million of cash flows were provided by operating activities. In 1997, $4.8 million of cash flows were used in operating activities. Consistent with the seasonality of its business, the Company invests in working capital during the first half of the year and recovers working capital investment in the second half of the year. In addition to normal seasonality, the impact of lower crude oil prices and the recently completed turnaround impacted working capital during 1998. The declines in crude oil prices reduced inventory values despite the increase in volumes of unfinished inventory built during the turnaround. Such unfinished products are currently being processed into finished products which will continue through the third quarter of 1998. Accounts payable for crude oil payments decreased because of lower crude prices while remaining accounts payable increased and accrued turnaround costs declined as turnaround expenditures were incurred and payments made.

   At June 30, 1998, the Company had $15.1 million of cash and $20 million available under the Refinery line of credit. The Company had working capital of $20.8 million at June 30, 1998.

   Additions to property and equipment in the first six months of 1998 of $8.3 million increased $2.8 million from the first six months in 1997 attributable to an increase of $6.1 million in Refinery capital expenditures in 1998 offset by the 1997 discontinued Canadian oil and gas operations capital expenditures of $3.3 million. Capital expenditures of approximately $15.5 million are planned for the Refinery in 1998, an increase of $2.5 million from prior plans as additional capital expenditures were incurred concurrent with the turnaround.

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

ITEM 3.   Defaults Upon Senior Securities -

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders -

          None.

ITEM 5.   Other Information -

          None.

ITEM 6.   Exhibits and Reports on Form 8-K -

          (a) Exhibits

          10.01   -  First Amendment to Amended and Restated Revolving Credit
                     and Letter of Credit Agreement dated June 30, 1998 among Frontier Oil and Refining Company, certain banks and Union Bank of California.

              27  -  Financial Data Schedule

          (b) Reports on Form 8-K

          None.


                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FRONTIER OIL CORPORATION




                                     By: /s/ Jon D. Galvin
                                         ---------------------------
                                         Jon D. Galvin
                                         Vice President - Controller






Date: July 28, 1998