Form 10-Q
period 1998-09-30
FRONTIER OIL CORP /NEW/
filed 1998-10-27
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q



[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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



      -----------------------------------------------------------
         Former name, former address and former fiscal year, if
                       changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [x]   No . . .

Registrant's number of common shares outstanding as of October 23, 1998:
 28,111,231

                     FRONTIER OIL CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
             FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                              INDEX

                                                                  Page

Part I - Financial Information

   Item 1.  Financial Statements                                    1

   Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    7

Part II - Other Information                                        12



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

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

                                                        Nine Months Ended      Three Months Ended
                                                          September 30            September 30
                                                         1998        1997        1998        1997
                                                      ---------   ---------   ---------   ---------

Revenues:
  Refined products                                    $ 233,605   $ 292,354   $  80,598   $ 107,684
  Other                                                   1,208       1,654         265         424
                                                      ---------   ---------   ---------   ---------
                                                        234,813     294,008      80,863     108,108
                                                      ---------   ---------   ---------   ---------
Costs and Expenses:
  Refining operating costs                              197,343     262,950      64,910      88,567
  Selling and general expenses                            6,425       6,011       2,210       2,504
  Depreciation                                            7,926       6,833       2,728       2,294
                                                      ---------   ---------   ---------   ---------
                                                        211,694     275,794      69,848      93,365
                                                      ---------   ---------   ---------   ---------

Operating Income                                         23,119      18,214      11,015      14,743
Interest Expense, Net                                     5,305      11,907       1,567       2,937
                                                      ---------   ---------   ---------   ---------
Income (Loss) From Continuing
  Operations Before Income Taxes                         17,814       6,307       9,448      11,806
Provision for Income Taxes                                    -           -           -           -
                                                      ---------   ---------   ---------   ---------

Income (Loss) From Continuing Operations                 17,814       6,307       9,448      11,806
Discontinued Operations:
  Income from oil and gas operations,
      net of taxes                                            -       1,721           -           -
  Gain on disposal of Canadian oil and gas
      properties, net of $800 of taxes                        -      23,301           -           -
  Recognition of cumulative
      translation adjustment                                  -      (9,862)          -           -
                                                      ---------   ---------   ---------   ---------

Income Before Extraordinary Item                         17,814      21,467       9,448      11,806
Extraordinary Loss on Retirement of Debt                  3,013       2,622           -       2,622
                                                      ---------   ---------   ---------   ---------

Net Income                                            $  14,801   $  18,845   $   9,448   $   9,184
                                                      =========   =========   =========   =========

Basic Earnings (Loss) Per Share of Common Stock:
  Continuing Operations                               $     .63   $     .23   $     .34   $     .42
  Discontinued Operations                                     -         .55           -           -
  Extraordinary Loss                                       (.11)       (.10)          -        (.09)
                                                      ---------   ---------   ---------   ---------
  Net Income                                          $     .52   $     .68   $     .34   $     .33
                                                      =========   =========   =========   =========

Diluted Earnings (Loss) Per Share of Common Stock:
  Continuing Operations                               $     .62   $     .23   $     .33   $     .42
  Discontinued Operations                                     -         .55           -           -
  Extraordinary Loss                                       (.11)       (.10)          -        (.09)
                                                      ---------   ---------   ---------   ---------
  Net Income                                          $     .51   $     .68   $     .33   $     .33
                                                      =========   =========   =========   =========


The accompanying notes are an integral part of these financial statements.


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

September 30, 1998 and December 31, 1997                            1998        1997
                                                                 ---------   ---------
ASSETS
Current Assets:
  Cash, including cash equivalents of
     $24,619 in 1998 and $19,981 in 1997                         $  26,013   $  21,735
  Trade and other receivables, less allowance for
     doubtful accounts of $500 in 1998 and 1997                     17,959      17,204
  Inventory of crude oil, products and other                        23,674      27,666
  Other current assets                                                 431       1,391
                                                                 ---------   ---------
     Total current assets                                           68,077      67,996
                                                                 ---------   ---------
Property, Plant and Equipment, at cost:
  Refinery and pipeline                                            161,769     149,201
  Furniture, fixtures and other equipment                            3,292       3,044
                                                                 ---------   ---------
                                                                   165,061     152,245
     Less - Accumulated depreciation                                53,433      45,586
                                                                 ---------   ---------
                                                                   111,628     106,659

Other Assets                                                         4,632       3,260
                                                                 ---------   ---------

                                                                 $ 184,337   $ 177,915
                                                                 =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                               $  31,434   $  33,527
  Accrued turnaround cost                                            1,477       6,771
  Accrued liabilities and other                                      4,819       5,240
  Accrued interest                                                     799       1,530
                                                                 ---------   ---------
     Total current liabilities                                      38,529      47,068
                                                                 ---------   ---------

Long-Term Debt, net of current maturities:
  9-1/8% Senior Notes                                               70,000           -
  12% Senior Notes                                                       -      24,572
  7-3/4% Convertible Subordinated Debentures                             -      46,000
                                                                 ---------   ---------
                                                                    70,000      70,572
                                                                 ---------   ---------

Deferred Credits and Other                                           3,577       2,801

Deferred Income Taxes                                                1,174       1,540

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares authorized,
     no shares issued                                                    -           -
  Common stock, no par, 50,000,000 shares authorized,
     28,314,971 and 28,111,289 shares issued in 1998 and 1997       57,271      57,251
  Paid-in capital                                                   86,006      84,785
  Retained earnings (deficit)                                      (71,065)    (85,866)
  Treasury stock, 177,300 shares and 52,500 shares
     in 1998 and 1997                                               (1,155)       (236)
                                                                 ---------   ---------
  Total Shareholders' Equity                                        71,057      55,934
                                                                 ---------   ---------

                                                                 $ 184,337   $ 177,915
                                                                 =========   =========

The accompanying notes are an integral part of these financial statements.


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the nine months ended September 30,                          1998        1997
                                                              ---------   ---------

OPERATING ACTIVITIES
Net income                                                    $  14,801   $  18,845
Gain on disposal of Canadian oil and gas properties                   -     (23,301)
Recognition of cumulative translation adjustment                      -       9,862
Extraordinary loss on retirement of debt                          3,013       2,622
Depreciation, depletion and amortization                          7,926      10,681
Deferred income taxes                                              (366)          -
Deferred credits and other                                         (259)        698
Change in working capital from operations                        (1,861)    (12,607)
                                                              ---------   ---------
  Net cash provided by operating activities                      23,254       6,800

INVESTING ACTIVITIES
Additions to property and equipment:
  Continuing operations                                         (14,304)     (3,418)
  Discontinued operations                                             -      (3,298)
Sale of Canadian oil and gas properties,
 net of transaction costs                                             -      91,307
Other                                                                 -        (590)
                                                              ---------   ---------
  Net cash (used in) provided by investing activities           (14,304)     84,001

FINANCING ACTIVITIES
Borrowings:
  9-1/8% Senior Notes                                            70,000           -
  Refining credit facility                                            -           -
  12% Senior Notes                                                    -       2,000
Repayments of debt:
  12% Senior Notes, including redemption premium                (25,423)    (49,329)
  7-3/4% Convertible Subordinated Debentures, including
     redemption premium                                         (45,971)          -
Debt issuance costs                                              (2,575)          -
Issuance of common stock                                            510       1,182
Purchase of treasury stock                                         (919)          -
Other                                                              (294)       (297)
                                                              ---------   ---------
  Net cash (used in) provided by financing activities            (4,672)    (46,444)

Effect of exchange rate changes on cash                               -         (10)
                                                              ---------   ---------

Increase in cash and cash equivalents                             4,278      44,347
Cash and cash equivalents, beginning of period                   21,735       5,183
                                                              ---------   ---------
Cash and cash equivalents, end of period                      $  26,013   $  49,530
                                                              =========   =========


The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 1998
(Unaudited)

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

Earnings per share

    Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share assumes the additional dilution for the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:


                                         Nine Months Ended       Three Months Ended
                                           September 30             September 30
                                        1998         1997         1998         1997
                                     ----------   ----------   ----------   ----------

  Basic                              28,138,086   27,321,122   28,154,984   27,444,319
  Diluted                            28,826,136   27,644,610   28,726,516   28,117,648


Comprehensive income

  Total comprehensive income for the nine months and three months ended September 30, 1998 and 1997 is as follows:

                                         Nine Months Ended       Three Months Ended
                                           September 30             September 30
                                        1998         1997         1998         1997
                                     ----------   ----------   ----------   ----------
                                                      (in thousands)


  Net income                         $   14,801   $   18,845   $    9,448   $    9,184
  Cumulative translation adjustment           -       (1,361)           -            -
                                     ----------   ----------   ----------   ----------
  Comprehensive income               $   14,801   $   17,484   $    9,448   $    9,184
                                     ==========   ==========   ==========   ==========

                                    - 4 -

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

2. Schedule of major components of inventory

                                                September 30,  December 31,
                                                    1998           1997
                                                 ----------     ----------
                                                      (in thousands)

Crude oil                                        $    4,199     $    3,904
Unfinished products                                   3,770          6,338
Finished products                                     8,026          9,929
Chemicals                                             1,414          1,534
Repairs and maintenance supplies and other            6,265          5,961
                                                 ----------     ----------
                                                 $   23,674     $   27,666
                                                 ==========     ==========


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS
  Nine months ended September 30, 1998 compared with the same period in 1997

  The Company had net income for the nine months ended September 30, 1998 of $14.8 million, or $.52 per share, compared to net income of $18.8 million, or $.68 per share, for the same period in 1997. The 1998 results include a $3.0 million extraordinary loss on early retirement of debt. The 1997 results included a $23.3 million gain on the sale of the Canadian oil and gas operations which closed on June 16, 1997, a $9.9 million reduction to income in recognition of the cumulative translation adjustment, a $2.6 million extraordinary loss on retirement of debt and $1.7 million of income from the discontinued Canadian oil and gas operations. Income from continuing operations for the nine months ended September 30, 1998 was $17.8 million compared to $6.3 million for the same period in 1997. The sale of the Canadian oil and gas operations closed on June 16, 1997, thus the 1997 operating results for the Company's oil and gas exploration and production segment have been presented as discontinued operations in the accompanying statements of operations. Frontier's primary continuing operation is its refining operation in the Rocky Mountain region of the United States.

  Operating income increased $4.9 million in 1998 as compared to 1997 due to an increase in the refined product spread (revenues less material costs) of $10.0 million offset by a decrease in other income of $446,000 and increases in refining operating expenses of $3.1 million, selling and general expenses of $414,000 and depreciation of $1.1 million.

  Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The price of crude oil was significantly lower in 1998 than in 1997. The refined product spread was $6.40 per bbl compared to $5.72 per bbl in 1997. The 1998 refined product spread increased due to an improved light/heavy crude oil spread and better by-product margins from lower crude oil prices. Both periods' refined product spreads were negatively impacted by first quarter declines in crude oil prices of approximately $3.7 million in 1998 and approximately $4.0 million in 1997. Inventories are recorded at the lower of cost on a first in, first out (FIFO) basis or market. Refined product revenues decreased $58.7 million or 20%. The decrease in refined product revenues resulted from a $6.84 per bbl decrease in average gasoline sales prices and a $6.68 per bbl decrease in average diesel sales prices. Refined product sales volumes increased 3% in 1998 over 1997 levels. Yields of gasoline and diesel decreased 11% and 4%, respectively in 1998 compared to the same period in 1997. The decrease in yields was due to the major turnaround, which commenced April 19, 1998 and was completed May 15, 1998, on the fluid catalytic cracking unit and alkylation and related units.

  Other income, which consists primarily of processing fees, decreased $446,000 to $1.2 million in 1998 as compared to 1997. Other income for 1997 included a $496,000 foreign currency transaction gain while other income for 1998 includes sulfur credit sales of $360,000.

  Refining operating costs decreased $65.6 million or 25% from 1997 levels due to a decrease in material costs offset by an increase in operating expenses. Material costs per bbl decreased 32% or $ 6.36 per bbl in 1998 due to lower oil prices, increased percentage use of heavy crude oil, an increase in the light/heavy spread and a 4% decrease in charge rates. During 1998, the Refinery heavy crude oil utilization rate expressed as a percentage of total crude oil increased to 94% in 1998 from 91% in 1997. The light/heavy spread increased 28% to average $4.40 per bbl in the nine months of 1998. Refinery operating expenses increased $3.1million in 1998 as compared to 1997, and refining operating expense per bbl increased $.18 per bbl to $3.34 per bbl in 1998. The increase in refining operating expenses during 1998 was due to higher natural gas usage during the turnaround, increased chemical usage and increased transportation costs for asphalt and other product sales.

  Selling and general expenses increased $414,000 or 7% for the nine months ended September 30, 1998 reflecting increases in salaries and benefits.

  Depreciation increased $1.1 million or 16% in the 1998 nine-month period as compared to the same period in 1997, attributable to increases in capital investment and the write-off of certain equipment replaced in connection with the turnaround work.

  The interest expense decrease of $6.6 million or 55% in 1998 was attributable to utilizing Canadian sale proceeds to retire debt during the third and fourth quarters of 1997. Average debt for the nine months decreased from $153 million in 1997 to $81 million in 1998.

  The low price of crude oil has caused the production of some heavy crude oil in both Wyoming and Canada to become uneconomical. The reduced supply of heavy crude oil and the high demand for heavy crude oil due to attractive asphalt margins are major factors contributing to the current decline in the light/heavy spread. During the third quarter of 1998, the Company experienced a shortfall in contracted heavy crude oil deliveries from Wyoming of approximately 4,400 bpd which required the Company to buy additional heavy Canadian crude oil at spot prices. The price of heavy crude oil purchased at spot prices was substantially higher than contracted Wyoming and Canadian crude oil resulting in the decline of the light/heavy spread from $4.81 per bbl in the second quarter of 1998 to $3.66 per bbl in the third quarter of 1998.

  Based on current spreads, the cost of heavy crude oil could be $1.75 to $2.25 per bbl more expensive relative to light crude oil than what has been contracted for in 1998. Consequently, the light/heavy spread is expected to continue to decline in the fourth quarter of 1998.

  Three months ended September 30, 1998 compared with the same period in 1997

  The Company had net income for the three months ended September 30, 1998 of $9.4 million, or $.34 per share, compared to net income of $9.2 million, or $.33 per share, for the same period in 1997. The 1997 results included a $2.6 million extraordinary loss on retirement of debt. Income from continuing operations for the three months ended September 30, 1998 was $9.4 million compared to $11.8 million for the same period in 1997.

  Operating income decreased $3.7 million in 1998 as compared to 1997 due to a decrease in the refined product spread (revenues less material costs) of $1.7 million, a decrease in other income of $159,000, increases in refining operating expenses of $1.7 million and depreciation of $434,000, offset by a decrease in selling and general expenses of $294,000.

  Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The price of crude oil was significantly lower in 1998 than in 1997. The refined product spread was $7.14 per bbl compared to $7.36 per bbl in 1997. The 1998 refined product spread decreased due to lower gasoline and diesel margins despite better by-product margins in 1998. Refined product revenues decreased $27.1 million or 25%. The decrease in refined product revenues resulted from a $8.24 per bbl decrease in average gasoline sales prices and a $6.24 per bbl decrease in average diesel sales prices. Refined product sales volumes decreased 3% in 1998 over 1997 levels. Yields of gasoline and diesel decreased 13% and 1%, respectively in 1998 compared to the same period in 1997. Gasoline and diesel yields were down due to a ten day unplanned crude unit shut down to repair the crude unit furnace.

  Other income, which consists primarily of processing fees, decreased $159,000 to $265,000 in 1998 as compared to 1997.

  Refining operating costs decreased $23.7 million or 27% from 1997 levels due to a decrease in material costs offset by an increase in operating expenses. Material costs per bbl decreased 31% or $5.66 per bbl in 1998 due to lower oil prices, and a 7% decrease in charge rates. The light/heavy spread increased 3% to average $3.66 per bbl in the three months of 1998. Refining operating expense per bbl increased $.49 per bbl to $3.35 per bbl in 1998 due to higher maintenance cost on the crude unit furnace and increased transportation costs for asphalt and other product sales in 1998 compared to 1997.

  Selling and general expenses decreased $294,000 or 12% for the three months ended September 30, 1998 reflecting adjustments in salaries and benefits in 1997 for extra employee compensation.

  Depreciation increased $434,000 or 19% in the 1998 three-month period as compared to the same period in 1997, attributable to increases in capital investment.

  The interest expense decrease of $1.4 million or 47% in 1998 was attributable to utilizing Canadian sale proceeds to retire debt during the third and fourth quarters of 1997. Average debt for the three months decreased from $141 million in 1997 to $70 million in 1998.

   The low price of crude oil has caused the production of some heavy crude oil in both Wyoming and Canada to become uneconomical. The reduced supply of heavy crude oil and the high demand for heavy crude oil due to attractive asphalt margins are major factors contributing to the current decline in the light/heavy spread. During the third quarter of 1998, the Company experienced a shortfall in contracted heavy crude oil deliveries from Wyoming of approximately 4,400 bpd which required the Company to buy additional heavy Canadian crude oil at spot prices. The price of heavy crude oil purchased at spot prices was substantially higher than contracted Wyoming and Canadian crude oil resulting in the decline of the light/heavy spread from $4.81 per bbl in the second quarter of 1998 to $3.66 per bbl in the third quarter of 1998.

                                  Year 2000

  Many of the computer systems used by the Company today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technology essential to its operations that may be affected by the Year 2000 issue. The Company has completed a review of its accounting and operational computer systems for Year 2000 compliance. The review of the Company's primary computer systems, including its accounting system, indicated only minor modifications will be required to make them Year 2000 compliant. The Company believes it will be able to implement the necessary corrections to its computer systems by mid 1999. The estimated costs of these corrections will be between $125,000 to $350,000 to implement and will be financed from operating cash flows. The Company is also reviewing the possible impact on the Company of Year 2000 noncompliance by its outside service providers and vendors (outside providers) such as utilities, pipelines, crude oil suppliers, banks and others. The Company's refinery operations are very dependent upon outside providers and in certain areas an alternative to the Company is not available. The Company is in contact with the outside providers to monitor their Year 2000 compliance. To date, the Company is not aware of any significant Year 2000 problems with these outside providers that would have a material adverse effect on the Company's business or results of operations.

                  REFINING OPERATING STATISTICAL INFORMATION


                                                        Nine Months Ended      Three Months Ended
                                                          September 30            September 30
                                                         1998        1997        1998        1997
                                                      ---------   ---------   ---------   ---------

Raw material input (bpd)
  Light crude                                             2,235       3,340       2,176       3,643
  Heavy crude                                            32,549      32,800      33,902      35,301
  Other feed and blend stocks                             5,581       5,839       5,704       5,963
                                                      ---------   ---------   ---------   ---------
     Total                                               40,365      41,979      41,782      44,907

Manufactured product yields (bpd)
  Gasoline                                               15,619      17,473      16,233      18,679
  Diesel                                                 12,801      13,349      11,951      12,936
  Asphalt and other                                      10,572      10,021      11,818      11,774
                                                      ---------   ---------   ---------   ---------
     Total                                               38,992      40,843      40,002      43,389

Total product sales (bpd)
  Gasoline                                               21,746      20,861      21,373      21,919
  Diesel                                                 12,365      12,751      12,246      13,214
  Asphalt and other                                       9,167       8,470      11,391      11,072
                                                      ---------   ---------   ---------   ---------
     Total                                               43,278      42,082      45,010      46,205

Operating margin information (per sales bbl)
  Average sales price                                 $   19.77   $   25.45   $   19.46   $   25.34
  Material costs (under FIFO inventory accounting)        13.37       19.73       12.32       17.98
                                                      ---------   ---------   ---------   ---------
     Product spread                                        6.40        5.72        7.14        7.36
  Operating expenses excluding depreciation                3.34        3.16        3.35        2.86
  Depreciation                                              .66         .58         .64         .53
                                                      ---------   ---------   ---------   ---------
     Operating margin                                 $    2.40   $    1.98   $    3.15   $    3.97

Manufactured product margin
  before depreciation (per bbl)                       $    3.15   $    2.56   $    3.89   $    4.50

Purchased product margin (per purchased product bbl)  $    1.66   $    3.36   $    1.31   $    4.20

Light/heavy crude spread (per bbl)                    $    4.40   $    3.45   $    3.66   $    3.54

Average sales price (per sales bbl)
  Gasoline                                            $   22.45   $   29.29   $   21.88   $   30.12
  Diesel                                                  20.49       27.17       18.82       25.06
  Asphalts and other                                      12.46       13.39       15.63       16.19


                        LIQUIDITY AND CAPITAL RESOURCES

  On February 9, 1998, the Company issued $70 million of 9-1/8% Senior Notes due 2006 and received net proceeds of approximately $67.9 million. On February 10, 1998, the Company called for redemption the remaining $24.8 million of its 12% Senior Notes and $46 million of its 7-3/4% Convertible Subordinated Debentures. This redemption was completed on March 12, 1998 resulting in the payment of $71.4 million, including redemption premiums and the issuance of 83,542 shares of common stock. Under a stock repurchase plan, approved by the board of directors to purchase the approximate number of shares issued upon conversion of the Convertible Debentures, 83,500 shares of common stock have been repurchased by the Company for $651,000.

  On September 1, 1998, the Company announced that the Board of Directors had approved a stock repurchase program of up to three million shares of common stock. During September 1998, an additional 41,300 shares of common stock have been purchased by the Company for $268,000.

  Net cash provided by operating activities was $23.3 million and $6.8 million for the nine months ended September 30, 1998 and 1997, respectively. Working capital changes required $1.9 million and $12.6 million of cash flows for the first nine months of 1998 and 1997, respectively. The major use of cash for working capital changes in 1998 was the reduction in accrued liabilities for the 1998 turnaround work. Consistent with the seasonality of its business, the Company invests in working capital during the first half of the year and recovers working capital investment in the second half of the year.

  At September 30, 1998, the Company had $26 million of cash and $20 million available under the Refinery line of credit. The Company had working capital of $29.5 million at September 30, 1998.

  Additions to property and equipment in the first nine months of 1998 of $14.3 million, increased $7.6 million from the first nine months in 1997 attributable to an increase of $10.9 million in Refinery capital expenditures in 1998 offset by the 1997 discontinued Canadian oil and gas operations capital expenditures of $3.3 million. Capital expenditures of approximately $15.5 million are planned for the Refinery in 1998.

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






Date: October 27, 1998