Form 10-K
period 1998-12-31
FRONTIER OIL CORP /NEW/
filed 1999-03-01
CIK 110430

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
[x]         FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 1998
                                  OR
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

                                              Name of Each Exchange
   Title of Each Class                         on Which Registered
   -------------------                       ----------------------

Common Stock                                 New York Stock Exchange

9-1/8% Senior Notes, due 2006                New York Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.{ }


As of February 24, 1999 there were 27,602,594 common shares outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of Frontier Oil Corporation held by nonaffiliates was approximately $147 million at that date.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated by reference into Item 1 of Part 1 and Items 5 through 8 of Part II.

Portions of the Annual Proxy Statement for the year ended December 31, 1998 are incorporated by reference into Items 10 through 13 of Part III.

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



FORWARD-LOOKING STATEMENTS

This Form 10-K contains "forward-looking statements" within the meaning of
Section 27A of the Securities Act, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements that include the words "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plan," "predict," "project," "should," and similar expressions, and statements relating to the Company's strategic plans, capital expenditures, industry trends and prospects and the Company's financial position. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to differ materially from those expressed or implied by such forward-looking statements. Although the Company believes that its plans, intentions and expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such plans, intentions or expectations will be achieved. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are set forth under the captions "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this document. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements.


PART 1

ITEM 1. BUSINESS

OVERVIEW

   Frontier Oil Corporation (formerly known as Wainoco Oil Corporation) was originally incorporated in Canada in 1949 and changed its jurisdiction of incorporation to Wyoming in 1976. As used herein, the "Company" or "Frontier" refers to Frontier Oil Corporation and its subsidiaries. The Company's refining assets are held through its subsidiary, Frontier Holdings Inc. ("Frontier Holdings"), a Delaware corporation. The Company directs its activities from its corporate office in Houston, Texas and its refining subsidiary offices in Denver, Colorado and Cheyenne, Wyoming.

   Frontier is engaged in the business of crude oil refining and wholesale marketing of refined petroleum products

(the "refining operations"). Frontier conducts its refining operations in the Rocky Mountain region of the United States. The Company's Cheyenne, Wyoming refinery (the "Frontier Refinery") purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, asphalt and petroleum coke.

   Prior to the third quarter of 1997, Frontier explored for and produced oil and gas in western Canada. On June 16, 1997, Frontier completed the sale of all its Canadian oil and gas properties. Prior to their sale in June 1997, the Company's Canadian oil and gas assets were held by Frontier Oil Corporation. Prior to the first quarter of 1996, Frontier also explored for and produced oil and gas in the United States. During the third quarter of 1994, the Company announced that it intended to cease all exploration activities in the United States and to sell its United States oil and gas assets. Frontier finalized the sale of all of its United States oil and gas properties during 1995.

   Operating results for the Company's discontinued oil and gas operations segment, comprising the Canadian and United States oil and gas properties, are presented as discontinued operations in the Financial Statements to the 1998 Annual Report to Shareholders which is incorporated herein by reference.

REFINING OPERATIONS

   Frontier's refining activities are conducted through its subsidiary Frontier Holdings, which was acquired in October 1991. The Frontier Refinery's permitted crude capacity is 41,000 barrels per day ("bpd"). The Frontier Refinery can also process in excess of 4,000 bpd of purchased natural gasoline, butanes and other petroleum liquids. The Frontier Refinery contains all of the major refinery units that comprise a complex refinery, including a coker. Therefore, the Frontier Refinery has the capability of producing a high yield of lighter, more valuable petroleum products such as gasoline and diesel fuel from heavy sour crude oil, which is less expensive than lighter sweet crude oil. The Frontier Refinery's units have the capacity to process up to 100% of heavy crude oil. The differential between the price of lower cost heavy crude oil and the price of more expensive lighter sweet crude oil is referred to as the light/heavy spread. Frontier also owns an undivided interest equal to 25,000 bpd in a crude oil pipeline (the "Centennial Pipeline") from Guernsey, Wyoming to Cheyenne. The Centennial Pipeline was constructed to help serve the Frontier Refinery's long-term strategic crude oil needs.

MARKETING, PRODUCTS AND DISTRIBUTION

   The Company markets refined products primarily in eastern Colorado (including the Denver metropolitan area) and eastern Wyoming, or the "Eastern Slope area" of the Rocky Mountain region. The Company also markets refined products in western Nebraska and, through exchange agreements with other refiners, in the Dakotas and Utah. For the year ended December 1998, the Frontier Refinery's product mix included various grades of gasoline (40%), diesel fuel (34%) and asphalt and other refined petroleum products (26%).

   The Company sells refined products to a broad base of independent retailers, jobbers and major oil companies. Prices are determined by local market conditions at the "terminal rack", and the customer typically supplies their own truck transportation. In 1998, approximately 10% of gasoline production and approximately 49% of diesel production was sold at the Frontier Refinery. The remaining gasoline and diesel produced by the Frontier Refinery is primarily shipped via pipeline to third party terminals for sale.

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

CRUDE OIL SUPPLY

   The Company prefers to process locally produced heavy crude oil. In the year ended December 31, 1998, the Company obtained approximately 57% of its crude oil supply, or charge, from Wyoming producers while Canadian heavy crude oil made up a majority of the Frontier Refinery's remaining feedstocks. During the same period, heavy crude oil constituted approximately 94% of the Frontier Refinery's total crude oil charge. The Company believes it is able to obtain favorable pricing terms for the heavy crude oil it uses as feedstock because until the last half of 1998 available supply outstripped demand. None of the Company's direct refinery competitors and only three other refineries in the entire Rocky Mountain region operate coking units necessary to process high volumes of heavy crude oil. The Company benefitted from an increase in its light/heavy spread to $4.15 per barrel ("bbl") for the year ended December 1998 from $3.54 per bbl for the same period in 1997. Throughout 1998, and especially during the second half of 1998, the price of crude oil has declined significantly. The low price of crude oil has caused the production of some heavy crude oil in both Wyoming and Canada to become uneconomical. The reduced supply of heavy crude oil and strong demand for heavy crude oil due to attractive asphalt margins are major factors contributing to the second half of 1998 decline in the light/heavy spread. In addition, while Wyoming crude oil production is declining, the completion of the 785 mile Express Pipeline from Hardisty, Alberta to Casper, Wyoming in April 1997 immediately doubled available pipeline capacity for Canadian crude oil to the Wyoming market. The Express Pipeline has reduced transportation costs incurred by the Company for Canadian crude oils by approximately $.75 per bbl, and the Company believes the Express Pipeline has reduced transportation time for Canadian crude oils from approximately 30 days to 15 days. The Company has entered into a 15 year commitment with the Express Pipeline for the delivery of approximately 13,800 bpd, subject to an assignment of a portion of the capacity in early years for additional capacity in later years. The Company also receives a supply cost advantage on up to 25,000 bpd from its partial ownership in the Centennial Pipeline that runs from the regional hub at Guernsey, Wyoming to the Frontier Refinery.

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

   General. Frontier competes with other oil and gas concerns and other investment opportunities, whether or not related to the petroleum industry, in raising capital. The Company's ability to compete successfully in the capital markets is largely dependent on the success of its refining activities and the economic environment in which it operates.

VOLATILITY OF CRUDE OIL PRICES AND REFINING MARGINS

   Frontier's income and cash flow are derived from the margin between its costs to obtain and refine crude oil and the price for which it can sell products produced in its refining process. The price at which Frontier can sell gasoline and its other refined products will be strongly influenced by the price of crude oil. Frontier maintains inventories of crude oil, intermediate products and refined products, the value of each of which is subject to rapid fluctuations in market prices. Inventories are recorded at the lower of cost on a first in, first out ("FIFO") basis or market. A rapid and significant movement in the market prices for crude oil or refined products could have an adverse short-term impact on earnings and cash flow. The Company generally does not hedge its refined product prices. Crude oil prices, in general, are affected by a number of factors, including domestic and international demand, domestic and foreign energy legislation, production guidelines established by the Organization of Petroleum Exporting Countries ("OPEC"), relative supplies of other fuels, such as natural gas, and changing international economic and political conditions.

LIGHT/HEAVY CRUDE OIL SPREAD

   Frontier can process a high percentage of heavy crude oil, enabling it to benefit from the lower cost of heavy crude relative to light crude. Because income and cash flow from refining operations are dependent in part on this cost differential, any narrowing of the light/heavy crude spread would likely cause a reduction in operating margin and a decrease in earnings and cash flow of Frontier. A narrowing of the light/heavy crude spread could result from, among other things, a decrease in the supply of heavy crude due to a substantial drop in crude oil prices that could depress the spread by making it uneconomical for production companies to produce heavy crude oil or an increase in heavy crude refining capacity of the Frontier's competitors.

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

   Among these requirements are regulations recently promulgated by the EPA under the authority of Title III of the Clean Air Act Amendments. The Title III regulations required the Company to expend approximately $600,000 by the regulatory compliance deadline of August 1, 1998 to improve the Frontier Refinery's control of emissions of hazardous air pollutants. Subsequent rulemaking authorized by this or other titles of the Clean Air Act Amendments or similar laws may necessitate additional expenditures in future years. Because other refineries will be required to make similar expenditures, the Company does not expect such expenditures to materially adversely impact its competitive position.

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

   On March 21, 1995, the Company and the Wyoming Department of Environmental Quality entered into an administrative consent order ("State Order") that generally parallels a September 24, 1990 Administrative Order on Consent ("Federal Order") pursuant to the Resource Conservation and Recovery Act ("RCRA") and replaces the 1984 state consent decree ("Consent Decree"). Accordingly, the Consent Decree was dismissed in an Order entered March 21, 1995. The State Order eliminates certain of the Consent Decree requirements, unifies state and federal regulatory expectations regarding site investigation and remediation and, consequently, helps to streamline certain of the Company's current environmental obligations. The EPA withdrew the Federal Order on March 19, 1997 in recognition of the State Order and of Wyoming's assumption of RCRA corrective action authority. The ultimate cost of any environmental remediation projects that may be identified by the site investigation required by the State Order cannot be reasonably estimated at this time. However, the continuation of the present investigative process, other more extensive investigations over time or changes in regulatory requirements could result in future liabilities.

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

   Product Specifications. The provisions of the Clean Air Act Amendments of 1990 requiring the EPA to reassess the adequacy of existing limits on automobile emissions, coupled with the recent promulgation of new National Ambient Air Quality Standards ("NAAQS") for ozone and particulate matter have resulted, in part, in initial state and federal agency consideration of requirements to modify certain transportation fuel characteristics including, but not limited to, gasoline sulfur content and vapor pressure. Although no such regulations have yet been proposed, Frontier may in the future incur certain, as yet unquantified, costs necessary to assure compliance.

SEASONALITY

   Due to seasonal increases in tourist related volume and road construction work, a higher demand exists in the Rocky Mountain region for gasoline and asphalt products during the summer months than during the winter months. Diesel demand is relatively constant throughout the year because two major east-west truck routes, and at least two railroads, extend into or through Frontier's principal marketing area. However, reduced road construction and agricultural work during the winter months does somewhat reduce demand for diesel. As a result, the Company's operating results for the first and fourth calendar quarters are generally lower than those for the second and third calendar quarters. The Frontier Refinery normally schedules its maintenance turnaround work during the spring or fall of each year. During the first quarter of 1999, Frontier has scheduled turnaround work on its crude unit.

OPERATING HAZARDS; SINGLE REFINERY

   All of the Company's refining activities currently are conducted at the Frontier Refinery, which is the Company's principal operating asset. As a result, the operations of the Company are subject to significant interruption if the Frontier Refinery were to experience a major accident or fire, be damaged by severe weather or other natural disaster, or otherwise be forced to curtail its operations or shutdown. Should the Centennial Pipeline, which runs from the Guernsey Station hub to the Frontier Refinery, become inoperative, crude oil would have to be supplied to the Frontier Refinery through an alternative pipeline or from additional tank trucks, the economic impact of which could be adverse to the Company. In addition, despite safety procedures put in place by the Company, a major accident, fire or other event could damage the Frontier Refinery or the environment or cause personal injuries. Although the Company maintains business interruption, property and other insurance against these risks in amounts it believes to be economically prudent, if the Frontier Refinery were to experience a major accident or fire or an interruption in supply or operations, the Company's business could be materially adversely affected. In addition, the Frontier Refinery consists of many processing units, a number of which have been in operation for a long time. Although the Company schedules down time for repair, or "turnaround," for each unit every one to three years, there can be no assurance that one or more of such units will not require additional, unscheduled turnarounds for unanticipated maintenance or repairs. During the first quarter of 1999, the Company has scheduled a turnaround on one of its major units at the Frontier Refinery.

EMPLOYEES

   At December 31, 1998 the Company employed 298 full-time employees, 46 at the Houston and Denver offices and 252 at the Frontier Refinery. The Frontier Refinery employees include 83 administrative and technical personnel and 169 union members. The union members are represented by seven bargaining units, the largest being the Paper, Allied-Industrial, Chemical and Energy Workers International Union ("PACE"). Six AFL-CIO affiliated unions represent Frontier's craft workers. In December 1998, the Company concluded new bargaining agreements, with the three year PACE agreement due to expire in July 1999 extended to July 2002, while the six year AFL-CIO contract due to expire in June 2002 extended to June 2005. The Company considers its current relations with its employees to be good.

ITEM 2. PROPERTIES


REFINING OPERATIONS

   The refining facilities are located on approximately 125 acres in Cheyenne, Wyoming, on property owned by Frontier. The following table sets forth the Frontier Refinery's charges, yields and margins achieved for the past three years:


Year Ended December 31,                              1998       1997       1996
                                                  ---------  ---------  ---------

Charges (bpd)
 Light crude                                          2,174      3,162      4,322
 Heavy crude                                         32,303     31,967     31,677
 Other feed and blend stocks                          5,909      6,154      5,192
                                                  ---------  ---------  ---------
  Total                                              40,386     41,283     41,191

Manufactured product yields (bpd)
 Gasoline                                            15,738     17,060     16,825
 Diesel                                              13,097     12,856     13,712
 Asphalt and other                                   10,236     10,200      9,215
                                                  ---------  ---------  ---------
  Total                                              39,071     40,116     39,752

Total product sales (bpd)
 Gasoline                                            21,421     20,499     20,311
 Diesel                                              12,484     12,110     12,561
 Asphalt and other                                    8,797      7,949      7,306
                                                  ---------  ---------  ---------
  Total                                              42,702     40,558     40,178

Operating margin information (per sales bbl)
 Average sales price                              $   19.10  $   25.27  $   25.98
 Material costs (under FIFO inventory accounting)     13.01      19.49      21.50
                                                  ---------  ---------  ---------
  Product spread                                       6.09       5.78       4.48
 Operating expenses excluding depreciation             3.34       3.30       3.15
 Depreciation                                           .68        .61        .59
                                                  ---------  ---------  ---------
  Operating margin                                $    2.07  $    1.87  $     .74

Manufactured product margin
  before depreciation (per bbl)                   $    2.80  $    2.47  $    1.33

Purchased product margin
  (per purchased product bbl)                     $    1.62  $    3.14  $    2.03

Light/heavy crude spread (per bbl)                $    4.15  $    3.54  $    2.56

Average sales price (per sales bbl)
 Gasoline                                         $   21.52  $   28.83  $   28.78
 Diesel                                               19.90      27.22      28.89
 Asphalts and other                                   12.07      13.13      13.21



OTHER PROPERTIES

   The Company leases approximately 4,600 square feet of office space in Houston for its corporate headquarters under a six and one half year lease expiring in October 2004. Frontier leases approximately 16,000 square feet in Englewood, Colorado for its refining operations headquarters under a seven-year lease expiring in July 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The information in the 1998 Annual Report to Shareholders under the heading "Common Stock" is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

   The information in the 1998 Annual Report to Shareholders under the heading "Five Year Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information in the 1998 Annual Report to Shareholders under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and the data contained in the 1998 Annual Report to Shareholders are incorporated herein by reference. See index to financial statements and supplemental data appearing under Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III

   The information called for by Part III of this Form is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of its last fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements and Supplemental Data                 Page*
                                                                 -----

 Consolidated Statements of Operations                             17
 Consolidated Balance Sheets                                       18
 Consolidated Statements of Cash Flows                             19
 Consolidated Statements of Changes in Shareholders' Equity        20
 Notes to Consolidated Financial Statements                        21
 Report of Independent Public Accountants                          28
 Selected Quarterly Financial Data                                 13

 *Reference to pages in the 1998 Annual Report to Shareholders (as published), which portions thereof are incorporated herein by reference.

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

*    3.2 - Articles of Amendment to the Restated Articles of Incorporation of
           the Company (filed as Exhibit 3.2 to Registration Statement No. 333-47745 dated May 4, 1998).

*    3.3 - Fourth restated By-Laws of the Company as amended through February
           20, 1992 (filed as Exhibit 3.2 to Form 10-K dated December 31, 1992).

*    4.1 - Indenture dated as of February 9, 1998 between the Company and Chase
           Bank of Texas, National Association, as Trustee relating to the Company's 9-1/8% Senior Notes due 2006 (filed as Exhibit 4.8 to Registration Statement No. 333-47745 dated May 4, 1998).

*   10.1 - Amended and Restated Revolving Credit and Letter of Credit Agreement
           dated June 30, 1997 among Frontier Oil and Refining Company, certain banks and Union Bank of California (filed as Exhibit 10.1 to Form 10-K dated June 30, 1997).

*   10.2 - First Amendment to Amended and Restated Revolving Credit and Letter
           of Credit Agreement dated June 30, 1998 among Frontier Oil and Refining Company, certain banks and Union Bank of California (filed as Exhibit 10.01 to Form 10-Q dated June 30, 1998).

*   10.3 - Purchase and Sale Agreement, dated May 5, 1997, for the sale of
           Canadian oil and gas properties (filed as an Exhibit to From 8-K filed June 30, 1997).

*+  10.4 - The 1968 Incentive Stock Option Plan as amended and restated (filed as Exhibit 10.1 to Form 10-K dated December 31, 1987).

*+  10.5 - The 1977 Stock Option Plan as amended and restated (filed as Exhibit
           10.2 to Form 10-K dated December 31, 1989).

*+  10.6 - 1995 Stock Grant Plan for Non-employee Directors (filed as Exhibit
           10.14 to Form 10-Q dated June 30, 1995).

*+  10.7 - Wainoco Deferred Compensation Plan dated October 29, 1993 (filed as
           Exhibit 10.19 to Form 10-K dated December 31, 1994).

*+  10.8 - Wainoco Deferred Compensation Plan for Directors dated May 1, 1994
           (filed as Exhibit 10.20 to Form 10-K dated December 31, 1994).

*+  10.9 - Executive Employment Agreement dated April 2, 1998 between the
           Company and James R. Gibbs (filed as Exhibit 10.01 to Form 10-Q dated March 31, 1998).

*+ 10.10 - Executive Employment Agreement dated April 2, 1998 between the
           Company and Julie H. Edwards (filed as Exhibit 10.02 to Form 10-Q dated March 31, 1998).

*+ 10.11 - Executive Employment Agreement dated April 2, 1998 between the
           Company and S. Clark Johnson (filed as Exhibit 10.03 to Form 10-Q dated March 31, 1998).

*+ 10.12 - Executive Employment Agreement dated April 2, 1998 between the
           Company and J. Currie Bechtol (filed as Exhibit 10.04 to Form 10-Q dated March 31, 1998).

*+ 10.13 - Executive Employment Agreement dated April 2, 1998 between the
           Company and Gerald B. Faudel (filed as Exhibit 10.05 to Form 10-Q dated March 31, 1998).

*+ 10.14 - Executive Employment Agreement dated April 2, 1998 between the
           Company and Jon D. Galvin (filed as Exhibit 10.06 to Form 10-Q dated March 31, 1998).

    13.1 - Portions of the Company's 1998 Annual Report covering pages 9 through 28.

    21.1 - Subsidiaries of the Registrant.

      23 - Consent of Arthur Andersen LLP.

      27 - Financial Data Schedule.

*  Asterisk indicates exhibits incorporated by reference as shown.
+  Plus indicates management contract or compensatory plan or arrangement.

(b)   Reports on Form 8-K

   No reports on Form 8-K have been filed by the Company during the fourth quarter of 1998.

(c) Exhibits

   The Company's 1998 Annual Report is available upon request. Shareholders of the Company may obtain a copy of any other exhibits to this Form 10-K at a charge of $.25 per page. Requests should be directed to:

    Larry Bell
    Corporate Communications
    Frontier Oil Corporation
    10000 Memorial Drive, Suite 600
    Houston, Texas 77024-3411

(d) Schedules

   Report of Independent Public Accountants on Financial Statement Schedules:

To Frontier Oil Corporation:

   We have audited in accordance with generally accepted auditing standards, the financial statements included in Frontier Oil Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 5, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




ARTHUR ANDERSEN LLP


Houston, Texas
February 5, 1999

FRONTIER OIL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
AS OF DECEMBER 31,                                          SCHEDULE I

(in thousands)


                                                         1998       1997
                                                      ---------  ---------

ASSETS
Current Assets:
   Cash and cash equivalents                          $  33,234  $  20,283
   Receivables                                              248        121
   Other current assets                                      51      1,019
                                                      ---------  ---------
    Total current assets                                 33,533     21,423
                                                      ---------  ---------
Property, Plant and Equipment, at cost -
   Furniture, fixtures and other                            502        468
   Less - Accumulated depreciation                         (324)      (245)
                                                            178        223
Investment in Subsidiaries                              140,503    138,778
Other Assets                                              4,577      3,104
                                                      ---------  ---------
                                                      $ 178,791  $ 163,528
                                                      =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                   $     454  $      52
   Other accrued liabilities                              3,162      2,336
                                                      ---------  ---------
    Total current liabilities                             3,616      2,388
                                                      ---------  ---------
Deferred Income Taxes                                       421        840
Deferred Revenues and Other                               1,830      1,061
Payable to Affiliated Companies                          32,571     32,733
Long-Term Debt                                           70,000     70,572

Shareholders' Equity                                     70,353     55,934
                                                      ---------  ---------
                                                      $ 178,791  $ 163,528
                                                      =========  =========



The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries" are an integral part of these financial statements.

FRONTIER OIL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF OPERATIONS
FOR THE THREE YEARS ENDED DECEMBER 31,                      SCHEDULE I

(in thousands)


                                                              1998       1997       1996
                                                           ---------  ---------  ---------

Revenues:
  Equity in earnings of subsidiaries                       $  27,655  $  22,707  $   6,666
  Other income                                                   (43)       645          -
                                                           ---------  ---------  ---------
                                                              27,612     23,352      6,666
                                                           ---------  ---------  ---------

Costs and Expenses:
  Selling and general expenses                                 2,433      2,472      2,099
  Depreciation, depletion and amortization                        79         71         77
                                                           ---------  ---------  ---------
                                                               2,512      2,543      2,176
                                                           ---------  ---------  ---------

Operating Income                                              25,100     20,809      4,490
Interest Expense, net                                          6,132     12,997     16,134
                                                           ---------  ---------  ---------

Income (Loss) from Continuing
  Operations Before Income Taxes                              18,968      7,812    (11,644)
Provision (Benefit) for Income Taxes                             150          -          -
                                                           ---------  ---------  ---------

Income (Loss) From Continuing Operations                      18,818      7,812    (11,644)
Discontinued Operations:
  Income from oil and gas operations, net of taxes                 -      1,721      4,752
  Gain on disposal of Canadian oil and gas properties,
   net of taxes                                                    -     23,301          -                        -
  Recognition of cumulative translation adjustment                 -     (9,862)         -
                                                           ---------  ---------  ---------

Income (Loss) Before Extraordinary Item                       18,818     22,972     (6,892)

Extraordinary Loss on Retirement of Debt, net of taxes         3,013      3,917          -
                                                           ---------  ---------  ---------

Net Income (Loss)                                          $  15,805  $  19,055  $  (6,892)
                                                           =========  =========  =========



The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries" are an integral part of these financial statements.

FRONTIER OIL CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOW
FOR THE THREE YEARS ENDED DECEMBER 31,                        SCHEDULE I

(in thousands)

                                                              1998       1997       1996
                                                           ---------  ---------  ---------


Operating Activities
  Net income (loss)                                        $  15,805  $  19,055  $  (6,892)
  Equity in earnings of subsidiaries                         (27,655)   (22,707)    (7,653)
  Gain on disposal of Canadian oil and gas properties              -    (23,301)         -
  Recognition of cumulative translation adjustment                 -      9,862          -
  Extraordinary loss on retirement of debt                     3,013      3,917          -
  Depreciation, depletion and amortization                        79      3,919      8,200
  Deferred income taxes                                         (419)      (878)         -
  Other                                                        2,480     (3,232)      (931)
                                                           ---------  ---------  ---------
Net cash used by operating activities                         (6,697)   (13,365)    (7,276)
                                                           ---------  ---------  ---------

Investing Activities
  Additions to property, plant and equipment                     (34)    (3,333)    (8,989)
  Sale of Canadian oil and gas properties                          -     91,307          -
  Proceeds from sale of other properties                           -        259        990
  Acquisition costs and other                                      -       (849)       429
                                                           ---------  ---------  ---------
Net cash provided by (used by) investing activities              (34)    87,384     (7,570)
                                                           ---------  ---------  ---------

Financing Activities
  Long-term borrowings:
     9-1/8% Senior Notes                                      70,000          -          -
     12% Senior Notes                                              -      2,000      3,000
  Payments of debt:
     12% Senior Notes, including premium                     (25,423)   (74,932)         -
     7-3/4% Convertible debentures, including premium        (45,971)         -          -
     Subordinated debentures                                       -     (7,500)         -
  Debt issuance costs                                         (2,575)         -          -
  Issuance of common stock                                       816      3,109          -
  Purchase of treasury stock                                  (2,933)         -          -
  Change in intercompany balances, net                          (162)       (53)    (1,805)
  Dividends paid to Parent                                    25,930     21,122     12,902
  Other                                                            -          -        (11)
                                                           ---------  ---------  ---------
Net cash provided by (used by) financing activities           19,682    (56,254)    14,086
Effect of exchange rate changes on cash                            -        (10)        13
                                                           ---------  ---------  ---------

Increase (decrease) in cash and cash equivalents              12,951     17,755       (747)
Cash and cash equivalents, beginning of period                20,283      2,528      3,275
                                                           ---------  ---------  ---------

Cash and cash equivalents, end of period                   $  33,234  $  20,283  $   2,528
                                                           =========  =========  =========


The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries" are an integral part of these financial statements.

FRONTIER OIL CORPORATION
NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
DECEMBER 31, 1998                                           SCHEDULE I




(1)  General

  The accompanying condensed financial statements of Frontier Oil Corporation (Registrant) should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's 1998 Annual Report to Shareholders.

(2)  Sale of oil and gas properties

  All of the Registrant's oil and gas properties were located in Canada. On June 16, 1997, the Company completed the sale of all its Canadian oil and gas properties. The contract purchase price of C$133.6 million was adjusted from the January 1, 1997 effective date of the sale to June 16, 1997. Net proceeds after these adjustments, transaction expenses and severance costs were approximately C$126.7 million (US$91.3 million) as of June 16, 1997.

  The Company's subsidiary, Wainoco Oil & Gas Company, ceased oil and gas exploration activities in the United States in 1994 and sold all of its United States oil and gas properties in 1994 and 1995. Information relating to the sales are disclosed in the "Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries."

  Operating results for the Company's oil and gas operations segment, comprising the Canadian and United States oil and gas properties, are presented as discontinued operations.

(3)  Long-term debt

  The components (in thousands) of long-term debt are as follows:

                                                      1998       1997
                                                   ---------  ---------

       9-1/8% Senior Notes                         $  70,000  $       -
       12% Senior Notes                                    -     24,572
       7-3/4% Convertible Subordinated Debentures          -     46,000
                                                   ---------  ---------
                                                   $  70,000  $  70,572
                                                   =========  =========


(4)  Five-year maturities of long-term debt

  The 9-1/8% Senior Notes are due 2006, until then there are no maturities of long-term debt.

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.


                       FRONTIER OIL CORPORATION




                       By: /s/ James R. Gibbs
                           -----------------------
                           James R. Gibbs
                           President
                           (chief executive officer)


Date: February 26, 1999


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Frontier Oil Corporation and in the capacities and on the date indicated.




/s/ James R. Gibbs                           /s/ Paul B. Loyd, Jr.
-----------------------------------          -----------------------------
James R. Gibbs                               Paul B. Loyd, Jr.
President and Director                       Director
(chief executive officer)





/s/ Julie H. Edwards                         /s/ James S. Palmer
-----------------------------------          -----------------------------
Julie H. Edwards                             James S. Palmer
Senior Vice President - Finance and          Director
Chief Financial Officer
(principal financial officer)




/s/ Jon D. Galvin                            /s/ Derek A. Price
-----------------------------------          -----------------------------
Jon D. Galvin                                Derek A. Price
Vice President - Controller                  Director
(principal accounting officer)





/s/ Douglas Y. Bech                          /s/ Carl W. Schafer
-----------------------------------          -----------------------------
Douglas Y. Bech                              Carl W. Schafer
Director                                     Director


Date: February 25, 1999