Form 10-Q
period 1999-03-31
FRONTIER OIL CORP /NEW/
filed 1999-04-29
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q



     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

[x]         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

Registrant's number of common shares outstanding as of April 23, 1999:
 27,281,124

                       FRONTIER OIL CORPORATION
                    QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED MARCH 31, 1999


                                INDEX

                                                                 Page
                                                                 ----
Part I - Financial Information

   Item 1.  Financial Statements                                    1

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                     6

Part II - Other Information                                        10



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

                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)


For the three months ended March 31,                             1999       1998
                                                              ---------  ---------

Revenues:
  Refined products                                            $  55,945  $  69,023
  Other                                                             272        668
                                                              ---------  ---------
                                                                 56,217     69,691
                                                              ---------  ---------

Costs and Expenses:
  Refining operating costs                                       54,441     64,190
  Selling and general expenses                                    2,077      1,994
  Depreciation                                                    2,841      2,376
                                                              ---------  ---------
                                                                 59,359     68,560
                                                              ---------  ---------

Operating Income (Loss)                                          (3,142)     1,131
Interest Expense, net                                             1,627      1,970
                                                              ---------  ---------

Income (Loss) Before Income Taxes                                (4,769)      (839)
Provision For Income Taxes                                           77          -
                                                              ---------  ---------

Income (Loss) Before Extraordinary Item                          (4,846)      (839)

Extraordinary Loss on Retirement of Debt, net of taxes                -      3,013
                                                              ---------  ---------

Net Income (Loss)                                             $  (4,846) $  (3,852)
                                                              =========  =========
Basic and Diluted Earnings (Loss) Per Share of Common Stock:
  Continuing Operations                                       $    (.18) $    (.03)
  Extraordinary Loss                                                  -       (.11)
                                                              ---------  ---------
  Net Income (Loss)                                           $    (.18) $    (.14)
                                                              =========  =========



The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)


March 31, 1999 and December 31, 1998                            1999       1998
                                                             ---------  ---------

ASSETS
Current Assets:
  Cash, including cash equivalents of
   $21,593 in 1999 and $31,781 in 1998                       $  23,461  $  33,589
  Trade and other receivables, less allowance for
   doubtful accounts of $500 in 1999 and 1998                   16,231     11,021
  Inventory of crude oil, products and other                    26,447     20,269
  Other current assets                                             462        560
                                                             ---------  ---------
   Total current assets                                         66,601     65,439
                                                             ---------  ---------
Property, Plant and Equipment, at cost:
  Refinery and pipeline                                        166,557    164,664
  Furniture, fixtures and other equipment                        3,430      3,426
                                                             ---------  ---------
                                                               169,987    168,090
   Less - Accumulated depreciation                              59,055     56,217
                                                             ---------  ---------
                                                               110,932    111,873

Other Assets                                                     5,406      4,714
                                                             ---------  ---------

                                                             $ 182,939  $ 182,026
                                                             =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                           $  27,012  $  23,492
  Revolving credit facility                                     11,200      3,800
  Accrued turnaround cost                                        1,658      1,339
  Accrued liabilities and other                                  2,405      4,280
  Accrued interest                                                 810      2,403
                                                             ---------  ---------
   Total current liabilities                                    43,085     35,314
                                                             ---------  ---------

Long-Term Debt, net of current maturities:
   9-1/8% Senior Notes                                          70,000     70,000

Deferred Credits and Other                                       5,882      5,238

Deferred Income Taxes                                            1,121      1,121

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares
   authorized, no shares issued
  Common stock, no par, 50,000,000 shares authorized,
   28,487,024 and 28,385,584 shares issued in 1999 and 1998     57,289     57,278
  Paid-in capital                                               86,770     86,305
  Retained earnings (deficit)                                  (74,907)   (70,061)
  Treasury stock, 1,196,700 shares and 605,700 shares
   in 1999 and 1998                                             (6,301)    (3,169)
                                                             ---------  ---------
  Total Shareholders' Equity                                    62,851     70,353
                                                             ---------  ---------

                                                             $ 182,939  $ 182,026
                                                             =========  =========


The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the three months ended March 31,                          1999       1998
                                                           ---------  ---------

OPERATING ACTIVITIES
Net income (loss)                                          $  (4,846) $  (3,852)
Depreciation                                                   2,841      2,376
Deferred credits and other                                       (62)       207
Extraordinary loss on retirement of debt                           -      3,013
Change in working capital from operations                    (10,574)    (7,706)
                                                           ---------  ---------
  Net cash used in operating activities                      (12,641)    (5,962)
                                                           ---------  ---------

INVESTING ACTIVITIES
Additions to property and equipment                           (1,914)    (3,097)
Other                                                           (250)         -
                                                           ---------  ---------
  Net cash used in investing activities                       (2,164)    (3,097)
                                                           ---------  ---------

FINANCING ACTIVITIES
Borrowings:
  Refining credit facility                                     7,400      5,700
  9-1/8% Senior Notes                                              -     70,000
Repayments of debt:
  12% Senior Notes, including redemption premium                   -    (25,423)
  7-3/4% Convertible Subordinated Debentures, including
   redemption premium                                              -    (45,971)
Debt issuance costs                                                -     (2,700)
Issuance of common stock                                         476        195
Purchase of treasury stock                                    (3,143)      (284)
Other                                                            (56)       (61)
                                                           ---------  ---------
  Net cash provided by financing activities                    4,677      1,456
                                                           ---------  ---------

Increase (decrease) in cash and cash equivalents             (10,128)    (7,603)
Cash and cash equivalents, beginning of period                33,589     21,735
                                                           ---------  ---------
Cash and cash equivalents, end of period                   $  23,461  $  14,132
                                                           =========  =========


The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 1999
(Unaudited)

1.  FINANCIAL STATEMENT PRESENTATION

FINANCIAL STATEMENT PRESENTATION

    The condensed consolidated financial statements include the accounts of Frontier Oil Corporation, a Wyoming Corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc. (the "Refinery"), collectively referred to as Frontier or the Company. These financial statements have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

    Frontier conducts its refining operations in the Rocky Mountain region of the United States. The Company's Cheyenne, Wyoming Refinery purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, asphalt and petroleum coke.

EARNINGS PER SHARE

        Basic and diluted earnings per share have been computed based on the weighted average number of common shares outstanding and did not assume the exercise of stock option shares for the diluted computation as a loss from continuing operations was incurred. The basic and diluted average shares outstanding for the three months ended March 31, 1999 and 1998 were 27,589,539 and 28,104,335 respectively.

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

    The Company plans to adopt Statement 133 as of January 1, 2000 and presently does not expect the impact of adopting Statement 133 to be material.

2.  SCHEDULE OF MAJOR COMPONENTS OF INVENTORY

                                                 March 31,    December 31,
                                                   1999          1998
                                                ---------      ---------
                                                      (in thousands)

Crude oil                                       $   4,821      $   1,407
Unfinished products                                 5,170          2,644
Finished products                                   8,887          8,602
Chemicals                                           1,457          1,333
Repairs and maintenance supplies and other          6,112          6,283
                                                ---------      ---------
                                                $  26,447      $  20,269
                                                =========      =========


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS
 THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THE SAME PERIOD IN 1998

   The Company had a loss for the three months ended March 31, 1999 of $4.8 million, or $.18 per share, compared to a loss of $3.9 million, or $.14 per share, for the same period in 1998. The 1998 results included a $3.0 million extraordinary loss on early retirement of debt.

   Operating income decreased $4.3 million in 1999 versus 1998 due to a decrease in the refined product spread (revenues less material costs) of $3.1 million, a decrease in other income of $396,000, and increases in refining operating expenses of $206,000, selling and general costs of $83,000 and depreciation of $465,000.

   Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was lower in 1999 than in 1998. The refined product spread was $4.05 per bbl compared to $4.74 per bbl in 1998. The 1999 refined product spread decreased due to lower margins and a reduction in the light/heavy crude spread offset by inventory gains.
High nationwide levels of gasoline and diesel inventories in 1999 have kept margins for gasoline and diesel low. Frontier's market place was accordingly impacted with decreases from the first quarter of 1998 in average gasoline and diesel margins of 35% and 13%, respectively. Commencing in late March, product margins began their seasonal improvement, but margins are lagging expectations due to high nationwide and local inventory levels.

   The price of crude oil reached its low point in December 1998 when crude closed at below $10.75 per bbl on the New York Mercantile Exchange and stayed at or below $13.00 per bbl during January and February 1999. Commencing in March, with the announcement of OPEC production cuts, the price of crude oil increased and ended March at $16.76 per bbl. In 1999, the Company realized a benefit to the refined product spread of approximately $2.8 million because of inventory gains. In 1998, the Company realized inventory losses of approximately $3.7 million because of declines in crude oil prices. Inventories are recorded at the lower of cost on a first in, first out (FIFO) basis or market.

   The light/heavy spread was $1.94 per bbl for the three months ended March 31, 1999, the lowest ever experienced by Frontier. The tightening spread has been caused by low crude oil prices and the resulting reduced supply of heavy crude oil as certain heavy crude oil has been uneconomic to produce. With the recent increase in crude oil prices, more heavy crude oil has become available for purchase, although the price remains high relative to lighter crude. Because of the higher cost of heavy crude oil, more lighter crude has been purchased and fewer heavy bbls have been contracted for at a fixed price above postings than in prior years and the length of the 1999 contracts shortened to mainly average three to six months. Consequently, any sustained improvement in crude oil prices may enable the Company to purchase a higher percentage of heavy crude oil and benefit from an improvement in the light/heavy spread.

   Refined product revenues decreased $13.1 million or 19%. The decrease in refined product revenues resulted from a $3.71 per bbl decrease in average gasoline sales prices, a $3.79 per bbl decrease in average diesel sales prices and a refined product sales volumes decrease of 4% in 1999 from 1998 levels. Yields of gasoline decreased 11% while yields of diesel decreased 23% in 1999 compared to the same period in 1998. The decline in yields and sales volumes during 1999 were caused by the 14 day crude unit turnaround which commenced March 14, 1999 and was completed March 27, 1999.

   Other income decreased $396,000 to $272,000 in 1999 versus 1998 due to sulfur credit sales in 1998 of $360,000.

   Refining operating costs decreased $9.7 million or 15% from 1998 levels due to a decrease in material costs offset by an increase in refining operating expenses. Material costs per bbl decreased 16% or $2.23 per bbl in 1999 primarily due to lower oil prices which more than offset an increases in material costs from the use of a lower percentage of less expensive heavy crude oil and a lower light/heavy spread. During 1999, the Refinery decreased its use of heavy crude oil by 27% and the heavy crude oil utilization rate expressed as a percentage of total crude oil decreased to 79% in 1999 from 93% in 1998. The light/heavy spread decreased 59% to average $1.94 per bbl in the three months of 1999. Refining operating expense per bbl increased $.20 per bbl to $ 3.61 per bbl in 1999 due to slightly higher expenses related to turnaround accruals and fewer sales bbls.

   Selling and general expenses increased $83,000 or 4% for the three months ended March 31, 1999.

   Depreciation increased $465,000 or 20% in the 1999 three-month period as compared to the same period in 1998, attributable to increases in capital investment.

   The interest expense decrease of $343,000 or 17% in 1999 was attributable to utilizing proceeds of the 9-1/8% Senior Notes to retire the remaining 12% Senior Notes in March 1998. Average debt for the three months decreased from $94 million in 1998 to $77 million in 1999.

   Income tax expense for 1999 is for state income taxes.

                     LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities was $12.6 million and $6.0 million for the three months ended March 31, 1999 and 1998, respectively. Working capital changes required $10.6 million and $7.7 million of cash flows for the first three months of 1999 and 1998, respectively. During 1999, increases in receivables, inventory and payables occurred due to rising crude oil prices. Consistent with the seasonality of its business, the Company invests in working capital during the first half of the year and recovers working capital investment in the second half of the year. In addition to normal seasonality, working capital cash flows were used as inventory quantities of crude oil and intermediate products increased because of the March turnaround. During 1998, working capital cash flows were used to increase gasoline and diesel inventories in preparation for the April 1998 turnaround.

   At March 31, 1999, the Company had $23.5 million of cash and $7.9 million available under the its line of credit. The Company had working capital of $23.5 million at March 31, 1999.

   Additions to property and equipment in the first three months of 1999 of $1.9 million decreased $1.2 million from the first three months in 1998. Capital expenditures of approximately $9.0 million are planned in 1999.

   On September 1, 1998, the Company announced that the Board of Directors had approved a stock repurchase program of up to three million shares of common stock. In 1998, 469,700 shares of common stock were purchased by the Company for $2.3 million. Through March 1999, an additional 593,500 shares of common stock have been purchased by the Company for $3.1 million.

                                YEAR 2000

   Many of the computer systems used by the Company today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related information technology ("IT") essential to its operations that may be affected by the Year 2000 issue. The company also relies on non-IT systems in its daily operations, such as fax machines, radios, voice mail systems, alarms, monitors and other miscellaneous systems. Additionally the company is dependent upon third party relationships with both suppliers and customers.

    The Company initiated a company wide task force to assess and resolve the business risks associated with the Year 2000 issues. The process implemented by the task force included identification of possibly effected systems, assessment of probability of and implications of noncompliance, alternative modifications to or replacements of existing systems or technology and cost and timetables for completion. The analysis is being substantially completed by internal resources with third party vendor verification when available.

   The Company has completed a preliminary review of its IT, accounting and operational, systems for Year 2000 compliance. The review of the Company's primary financial computer systems, including its accounting system, indicated only minor modifications will be required to make them Year 2000 compliant. The process control system has been documented as Year 2000 compliant by the vendor literature but further testing is being pursued to verify this. The Company believes it will be able to implement the necessary corrections to all of its critical information technology and non-IT systems by mid 1999 with one exception. The weigh scale software will be upgraded in October 1999 to avoid disrupting high volume seasonal operations. Systems identified as non-critical noncompliant will be addressed at later dates.

   The Company does significant business with and is dependent upon various third party entities. These relationships include customers, critical suppliers of products and utilities, financial institutions, transportation companies and others. The Company is also reviewing the possible impact of Year 2000 noncompliance by its outside providers. Communications with critical third parties regarding their plans and progress addressing the Year 2000 has been initiated and continues. The Company is dependent upon the reliability and completeness of the third parties representations in assessing their Year 2000 readiness.

   The estimated costs of the software and hardware modifications and some consultant support identified to date will be between $65,000 to $150,000 to implement and will be financed from operating cash flows.

Expenditures through March 31, 1999 totaled approximately $32,500. The Company does not separately track the internal costs for the Year 2000 project, and such costs are principally the related payroll costs for its information systems group.

   The Company's refinery operations are very dependent upon outside providers and in certain areas an alternative to the Company is not available. Failure to correct a material year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Although the Company is taking steps to reduce the likelihood of interruption or failure of normal operations, there can be no guarantee that other companies' systems, on which our systems rely, will be timely Year 2000 compliant. To date, the Company is not aware of any significant Year 2000 problems with these outside providers that would have a material adverse effect on the Company's business or results of operations, liquidity and financial operations.

   The Company is in the process of developing contingency plans to address issues associated with the reasonably likely worst case scenarios. The Company expects to have such contingency plans formulated by the end of August 1999.

REFINING OPERATING STATISTICAL INFORMATION

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                               1999       1998
                                                            ---------  ---------

Raw material input (bpd)
  Light crude                                                   6,400      2,293
  Heavy crude                                                  24,032     32,729
  Other feed and blend stocks                                   5,946      6,333
                                                            ---------  ---------
   Total                                                       36,378     41,355

Manufactured product yields (bpd)
  Gasoline                                                     15,366     17,268
  Diesel                                                       10,886     14,228
  Asphalt and other                                             8,652      9,047
                                                            ---------  ---------
   Total                                                       34,904     40,543

Total product sales (bpd)
  Gasoline                                                     21,390     21,176
  Diesel                                                       11,484     12,492
  Asphalt and other                                             5,691      6,625
                                                            ---------  ---------
   Total                                                       38,565     40,293

Operating margin information (per sales bbl)
  Average sales price                                       $   16.12  $   19.04
  Material costs (under FIFO inventory accounting)              12.07      14.30
                                                            ---------  ---------
   Product spread                                                4.05       4.74
  Operating expenses excluding depreciation                      3.61       3.41
  Depreciation                                                    .81        .65
                                                            ---------  ---------
   Operating margin (loss)                                  $    (.37) $     .68

Manufactured product margin before depreciation (per bbl)   $     .50  $    1.33

Purchased product margin (per purchased product bbl)        $    (.47) $    1.48

Light/heavy crude spread (per bbl)                          $    1.94  $    4.72

Average sales price (per sales bbl)
  Gasoline                                                  $   18.11  $   21.82
  Diesel                                                        16.99      20.78
  Asphalt and other                                              9.34       6.84


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

          None.

ITEM 5.   Other Information -

          None.

ITEM 6.   Exhibits and Reports on Form 8-K -

          (a) Exhibits

          10.01 - Executive Employment Agreement dated February 25, 1999 between the Company and James R. Gibbs.

          10.02 - Executive Employment Agreement dated February 25, 1999 between the Company and Julie H. Edwards.

          10.03 - Executive Employment Agreement dated February 25, 1999 between the Company and S. Clark Johnson.

          10.04 - Executive Employment Agreement dated February 25, 1999 between the Company and J. Currie Bechtol.

          10.05 - Executive Employment Agreement dated February 25, 1999 between the Company and Gerald B. Faudel.

          10.06 - Executive Employment Agreement dated February 25, 1999 between the Company and Jon D. Galvin.

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






Date: April 28, 1999