Form 10-Q
period 1999-06-30
FRONTIER OIL CORP /NEW/
filed 1999-08-03
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q



[x]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                  OR


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

Registrant's number of common shares outstanding as of July 30, 1999: 27,293,360

                       FRONTIER OIL CORPORATION
                    QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED JUNE 30, 1999


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

                    PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)


                                                      Six Months Ended     Three Months Ended
                                                           June 30               June 30
                                                       1999       1998       1999       1998
                                                    ---------  ---------  ---------  ---------
Revenues:
  Refined products                                  $ 144,845  $ 153,007  $  88,900  $  83,984
  Other                                                 1,638        943      1,366        275
                                                    ---------  ---------  ---------  ---------
                                                      146,483    153,950     90,266     84,259
                                                    ---------  ---------  ---------  ---------
Costs and Expenses:
  Refining operating costs                            134,136    132,433     79,695     68,243
  Selling and general expenses                          4,080      4,215      2,003      2,221
  Depreciation                                          5,735      5,198      2,894      2,822
                                                    ---------  ---------  ---------  ---------
                                                      143,951    141,846     84,592     73,286
                                                    ---------  ---------  ---------  ---------

Operating Income                                        2,532     12,104      5,674     10,973
Interest Expense, Net                                   3,291      3,738      1,664      1,768
                                                    ---------  ---------  ---------  ---------

Income (Loss) Before Income Taxes                        (759)     8,366      4,010      9,205
Provision for Income Taxes                                173          -         96          -
                                                    ---------  ---------  ---------  ---------

Income (Loss) Before Extraordinary Item                  (932)     8,366      3,914      9,205
Extraordinary Loss on Retirement of Debt                    -      3,013          -          -
                                                    ---------  ---------  ---------  ---------

Net Income (Loss)                                   $    (932) $   5,353  $   3,914  $   9,205
                                                    =========  =========  =========  =========

Basic Earnings (Loss) Per Share of Common Stock:
  Continuing Operations                             $    (.03) $     .30  $     .14  $     .33
  Extraordinary Loss                                        -       (.11)         -          -
                                                    ---------  ---------  ---------  ---------
  Net Income (Loss)                                 $    (.03) $     .19  $     .14  $     .33
                                                    =========  =========  =========  =========

Diluted Earnings (Loss) Per Share of Common Stock:
  Continuing Operations                             $    (.03) $     .29  $     .14  $     .32
  Extraordinary Loss                                        -       (.10)         -          -
                                                    ---------  ---------  ---------  ---------
  Net Income (Loss)                                 $    (.03) $     .19  $     .14  $     .32
                                                    =========  =========  =========  =========


The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except shares)


June 30, 1999 (unaudited) and December 31, 1998           1999       1998
                                                       ---------  ---------

ASSETS
Current Assets:
  Cash, including cash equivalents of
   $21,657 in 1999 and $31,781 in 1998                 $  23,425  $  33,589
  Trade and other receivables, less allowance for
   doubtful accounts of $500 in 1999 and 1998             22,884     11,021
  Inventory of crude oil, products and other              31,353     20,269
  Other current assets                                       353        560
                                                       ---------  ---------
   Total current assets                                   78,015     65,439
                                                       ---------  ---------
Property, Plant and Equipment, at cost:
  Refinery and pipeline                                  170,123    164,664
  Furniture, fixtures and other equipment                  3,459      3,426
                                                       ---------  ---------
                                                         173,582    168,090
   Less - Accumulated depreciation                        61,949     56,217
                                                       ---------  ---------
                                                         111,633    111,873

Other Assets                                               6,334      4,714
                                                       ---------  ---------

                                                       $ 195,982  $ 182,026
                                                       =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $  37,058  $  23,492
  Revolving credit facility                                8,000      3,800
  Accrued turnaround cost                                  1,393      1,339
  Accrued liabilities and other                            2,258      4,280
  Accrued interest                                         2,402      2,403
                                                       ---------  ---------
   Total current liabilities                              51,111     35,314
                                                       ---------  ---------

Long-Term Debt, net of current maturities:
   9-1/8% Senior Notes                                    70,000     70,000

Deferred Credits and Other                                 6,938      5,238

Deferred Income Taxes                                      1,067      1,121

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares
   authorized, no shares issued                                -          -
  Common stock, no par, 50,000,000 shares
   authorized, 28,524,260 and 28,385,584 shares
   issued in 1999 and 1998                                57,292     57,278
  Paid-in capital                                         86,918     86,305
  Retained earnings (deficit)                            (70,993)   (70,061)
  Treasury stock, 1,205,900 shares and 605,700 shares
   in 1999 and 1998                                       (6,351)    (3,169)
                                                       ---------  ---------
  Total Shareholders' Equity                              66,866     70,353
                                                       ---------  ---------

                                                       $ 195,982  $ 182,026
                                                       =========  =========


The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the six months ended June 30,                          1999       1998
                                                        ---------  ---------

OPERATING ACTIVITIES
Net income (loss)                                      $     (932) $   5,353
Depreciation                                                5,735      5,198
Deferred credits and other                                    135       (655)
Extraordinary loss on retirement of debt                        -      3,013
Change in working capital from operations                  (9,664)    (6,896)
                                                        ---------  ---------
  Net cash (used in) provided by operating activities      (4,726)     6,013

INVESTING ACTIVITIES
Additions to property and equipment                        (6,039)    (8,349)
Other                                                        (861)         -
                                                        ---------  ---------
  Net cash used in investing activities                    (6,900)    (8,349)

FINANCING ACTIVITIES
Borrowings:
  Refining credit facility                                  4,200          -
  9-1/8% Senior Notes                                           -     70,000
Repayments of debt:
  12% Senior Notes, including redemption premium                -    (25,423)
  7-3/4% Convertible Subordinated Debentures,
   including redemption premium                                 -    (45,971)
Debt issuance costs                                             -     (2,501)
Issuance of common stock                                      627        353
Purchase of treasury stock                                 (3,193)      (617)
Other                                                        (172)      (124)
                                                        ---------  ---------
  Net cash provided by (used in) financing activities       1,462     (4,283)

Increase (decrease) in cash and cash equivalents          (10,164)    (6,619)
Cash and cash equivalents, beginning of period             33,589     21,735
                                                        ---------  ---------
Cash and cash equivalents, end of period                $  23,425  $  15,116
                                                        =========  =========


The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 1999
(Unaudited)

1.  FINANCIAL STATEMENT PRESENTATION

FINANCIAL STATEMENT PRESENTATION
    The condensed consolidated financial statements include the accounts of Frontier Oil Corporation, a Wyoming Corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc. (the "Refinery"), collectively referred to as Frontier or the Company. These financial statements have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 1998.

    Frontier conducts its refining operations in the Rocky Mountain region of the United States. Our Cheyenne, Wyoming Refinery purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, asphalt and petroleum coke.

EARNINGS PER SHARE

    Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share assumes the additional dilution for the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

                          Six Months Ended       Three Months Ended
                               June 30                June 30
                          1999        1998        1999        1998
                       ----------  ----------  ----------  ----------

Basic                  27,439,327  28,129,387  27,290,765  28,154,164
Diluted                27,439,327  28,887,049  27,701,557  28,911,826


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

  Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

  The Company has not yet quantified the impact of adopting Statement 133 on the financial statements. However, Statement 133 could increase volatility in earnings and other comprehensive income.

2. SCHEDULE OF MAJOR COMPONENTS OF INVENTORY

                                              June 30,  December 31,
                                                1999       1998
                                             ---------  ---------
                                                (in thousands)

Crude oil                                    $   7,483  $   1,407
Unfinished products                              4,835      2,644
Finished products                               11,111      8,602
Chemicals                                        1,741      1,333
Repairs and maintenance supplies and other       6,183      6,283
                                             ---------  ---------
                                             $  31,353  $  20,269
                                             =========  =========

3.  ACQUISITION OF EL DORADO REFINERY

    On June 4, 1999, the Company announced that it had entered into a letter of intent with Equilon Enterprises LLC ("Equilon") to purchase Equilon's 110,000 barrel per day crude oil refinery located in El Dorado, Kansas. The purchase price will be approximately $170 million plus a contingency payment of up to $40 million to be paid over the next eight years if cash flow generated by the El Dorado Refinery exceeds certain thresholds. The Company will also purchase from Equilon certain inventories in place at the time of closing.

    Upon consummation of the planned transaction the Company will have a total refining capacity of over 150,000 barrels per day and will be able to more effectively provide refined products into the markets it serves.

    The Company is in the process of completing due diligence and is in detailed discussions with Equilon regarding this transaction to negotiate a definitive acquisition agreement. The Company currently anticipates an agreement will be reached and the acquisition will close in the latter part of the third quarter or early in the fourth quarter of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                          RESULTS OF OPERATIONS
  SIX MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SAME PERIOD IN 1998

   We had a loss for the six months ended June 30, 1999 of $932,000, or $.03 per share, compared to net income of $5.4 million, or $.19 per share, for the same period in 1998. The 1998 results included a $3.0 million extraordinary loss on early retirement of debt.

   Operating income decreased $9.6 million in 1999 versus 1998 due to a decrease in the refined product spread (revenues less material costs) of $10.2 million, an increase in depreciation of $537,000, an increase in other income of $695,000, and decreases in refining operating expenses of $298,000 and selling and general costs of $135,000.

    The refined product spread was $4.69 per bbl compared to $6.01 per bbl in 1998. The 1999 refined product spread decreased due to lower light product margins and a reduction in the light/heavy crude spread offset by inventory profits. High nationwide levels of gasoline and diesel inventories in 1999 have kept margins for gasoline and diesel at their lowest levels since 1995. Frontier's market place was accordingly impacted with decreases in average gasoline and diesel margins of 29% and 27%, respectively, from the first six months of 1998. During the second quarter of 1999, product margins began their seasonal improvement, but remained below expectations due to high nationwide and local inventory levels. We believe light product margins for the third quarter of 1999 may improve to near historical levels as product demand is strong and local inventories are near seasonal levels.

   The light/heavy spread was $2.08 per bbl for the six months ended June 30, 1999, the lowest ever experienced by Frontier. The tightening spread has been caused by low crude oil prices during 1998 and the resulting reduced supply of heavy crude oil as certain heavy crude oil has been uneconomic to produce. With the recent increase in crude oil prices, more heavy crude oil has become available for purchase, and the light/heavy spread has slowly begun to widen. The light/heavy spread during the second quarter of 1999 was $2.21 per bbl compared to $1.94 per bbl in the first quarter. In July 1999, the light/heavy spread is estimated to be $2.46 per bbl. Because of the higher cost of heavy crude oil, fewer heavy bbls have been contracted for at a fixed price above postings than in prior years and the length of the 1999 contracts has shortened to average approximately three to six months. Consequently, any sustained improvement in crude oil prices may enable us to purchase a higher percentage of heavy crude oil and benefit from an improvement in the light/heavy spread.

   The price of crude oil reached its low point in December 1998 when crude closed at below $10.75 per bbl on the New York Mercantile Exchange and stayed at or below $13.00 per bbl during January and February 1999. Commencing in March, with the announcement of OPEC production cuts, the price of crude oil increased and ended June at $19.29 per bbl. In 1999, we realized a benefit to the refined product spread for inventory profits of approximately $6.6 million because of increasing crude prices. In 1998, we realized a reduction to the refined product spread of approximately $3.7 million because of declines in crude oil prices. Inventories are recorded at the lower of cost on a first in, first out
(FIFO) basis or market.

   Refined product revenues decreased $8.2 million or 5%. The decrease in refined product revenues resulted from a $1.21 per bbl decrease in average gasoline sales prices and a $1.51 per bbl decrease in average diesel sales prices. Yields of gasoline increased 8% while yields of diesel decreased 9% in 1999 compared to the same period in 1998.

   Other income increased $695,000 to $1.6 million in 1999 versus 1998 due to a $516,000 legal settlement received in 1999.

   Refining operating costs increased $1.7 million or 1% from 1998 levels due to an increase in material costs offset by a decrease in refining operating expenses. Material costs per bbl increased 2% or $.30 per bbl in 1999 primarily due to higher oil prices, the use of a lower percentage of less expensive heavy crude oil and a lower light/heavy spread. During 1999, the Refinery decreased its use of heavy crude oil by 6% and the heavy crude oil utilization rate expressed as a percentage of total crude oil decreased to 87% in 1999 from 93% in 1998. The light/heavy spread decreased 56% to average $2.08 per bbl in the six months of 1999. Refining operating expense per bbl decreased $.02 per bbl to $3.30 per bbl in 1999 due to lower chemical usage and lower maintenance costs.

   Selling and general expenses decreased $135,000 or 3% for the six months ended June 30, 1999 resulting from lower salaries and benefits.

   Depreciation increased $537,000 or 10% in the 1999 six-month period as compared to the same period in 1998, which was attributable to increases in capital investment. The 1998 depreciation provision also included a write-off of certain equipment replaced in connection with turnaround work.

   The interest expense decrease of $447,000 or 12% in 1999 was attributable to utilizing proceeds of the 9 1/8% Senior Notes to retire the remaining 12% Senior Notes in March 1998. Average debt for the six months decreased from $85.3 million in 1998 to $77.6 million in 1999.

   Income tax expense for 1999 is for state income taxes.

 THREE MONTHS ENDED JUNE 30, 1999 COMPARED WITH THE SAME PERIOD IN 1998

   We had net income for the three months ended June 30, 1999 of $3.9 million, or $.14 per share, compared to net income of $9.2 million, or $.33 per share, for the same period in 1998.

   Operating income decreased $5.3 million in 1999 versus 1998 due to a decrease in the refined product spread (revenues less material costs) of $7 million, an increase in depreciation of $72,000 , an increase in other income of $1.1 million, and decreases in refining operating expenses of $504,000 and selling and general costs of $218,000.

    The refined product spread was $5.23 per bbl compared to $7.15 per bbl in 1998. The 1999 refined product spread decreased due to lower light product margins and a reduction in the light/heavy crude spread offset by inventory profits. High nationwide levels of gasoline and diesel inventories in 1999 have kept margins for gasoline and diesel at their lowest levels since 1995. Frontier's market place was accordingly impacted with decreases in average gasoline and diesel margins of 25% and 36%, respectively, compared to the second quarter of 1998. During the second quarter of 1999, product margins began their seasonal improvement, but remained below expectations due to high nationwide and local inventory levels.

   The light/heavy spread was $2.21 per bbl for the second quarter ended June 30, 1999, compared to $1.94 per bbl for the first quarter 1999, the lowest quarter ever experienced by Frontier. The tightening spread has been caused by low crude oil prices during 1998 and the resulting reduced supply of heavy crude oil as certain heavy crude oil has been uneconomic to produce. With the recent increase in crude oil prices, more heavy crude oil has become available for purchase, and the light/heavy spread has slowly begun to widen. Because of the higher cost of heavy crude oil, fewer heavy bbls have been contracted for at a fixed price above postings than in prior years and the length of the 1999 contracts has shortened to average approximately three to six months. Consequently, any sustained improvement in crude oil prices may enable us to purchase a higher percentage of heavy crude oil and benefit from an improvement in the light/heavy spread.

   During the second quarter of 1999 we realized a benefit to the refined product spread for inventory profits of approximately $3.8 million because of increasing crude prices. Inventories are recorded at the lower of cost on a first in, first out (FIFO) basis or market.

   Refined product revenues increased $4.9 million or 6%. The increase in refined product revenues resulted from a $1.14 per bbl increase in average gasoline sales prices, a $.34 per bbl increase in average diesel sales prices and a refined product sales volumes increase of 3% in 1999 from 1998 levels. Yields of gasoline increased 32% while yields of diesel increased 8% in 1999 compared to the same period in 1998. Yields during 1998 were negatively impacted by a major turnaround.

   Other income increased $1.1 million to $1.4 million in 1999 versus 1998 due to sulfur credit sales in 1999 of $311,000 and $516,000 from a legal settlement received in 1999.

   Refining operating costs increased $11.5 million or 17% from 1998 levels due to an increase in material costs offset by a decrease in refining operating expenses. Material costs per bbl increased 18% or $2.41 per bbl in 1999 primarily due to higher oil prices. During 1999, the heavy crude oil utilization rate expressed as a percentage of total crude oil was 93%, the same as in 1998. The light/heavy spread decreased 54% to average $2.21 per bbl in the three months of 1999. Refining operating expense per bbl decreased $.23 per bbl to $3.03 per bbl in 1999 due to lower turnaround accruals and lower maintenance costs.

   Selling and general expenses decreased $218,000 or 10% for the three months ended June 30, 1999 resulting from lower salaries and benefits.

   Depreciation increased $72,000 or 3% in the 1999 three-month period as compared to the same period in 1998, which was attributable to increases in capital investment. The 1998 depreciation provision also included a write-off of certain equipment replaced in connection with turnaround work.

   The interest expense decrease of $104,000 or 6% in 1999 was attributable to $97,000 more interest income earned in 1999 over 1998. Average debt for the three months increased from $74 million in 1998 to $79 million in 1999. This increase was due to more borrowings under the Company's revolving credit facility resulting from increased working capital requirements due to rising crude oil prices.

   Income tax expense for 1999 is for state income taxes.

                     LIQUIDITY AND CAPITAL RESOURCES

   Net cash used in operating activities was $4.7 million in 1999 while $6.0 million cash was provided by operating activities in 1998. Working capital changes required $9.7 million and $6.9 million of cash flows for the first six months of 1999 and 1998, respectively. During 1999, increases in receivables, inventory and payables occurred due to rising crude oil prices. Consistent with the seasonality of its business, we invest in working capital during the first half of the year and recover working capital investment in the second half of the year.

   At June 30, 1999, we had $23.4 million of cash and $12 million available under our line of credit. We had working capital of $26.9 million at June 30, 1999.

   Capital expenditures in the first six months of 1999 of $6.9 million decreased $1.4 million from the first six months in 1998. Capital expenditures of approximately $9.0 million are planned in 1999.

   On September 1, 1998, we announced that the Board of Directors had approved a stock repurchase program of up to three million shares of common stock. In 1998, 469,700 shares of common stock were purchased for $2.3 million. Through June 1999, an additional 602,700 shares of common stock have been purchased for $3.2 million.

                                YEAR 2000

   Many of the computer systems used by us today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. We utilize software and related information technology ("IT") essential to our operations that may be affected by the Year 2000 issue. We also rely on non-IT systems in our daily operations, such as fax machines, radios, voice mail systems, alarms, monitors and other miscellaneous systems. Additionally we are dependent upon third party relationships with both suppliers and customers.

    We initiated a company wide task force to assess and resolve the business risks associated with the Year 2000 issues. The process implemented by the task force included identification of possibly effected systems, assessment of probability of and implications of noncompliance, alternative modifications to or replacements of existing systems or technology and cost and timetables for completion. The analysis is being substantially completed by internal resources with third party vendor verification when available.

   We have completed a review of our IT, accounting and operational, systems for Year 2000 compliance. The review of our primary financial computer systems, including its accounting system, indicated only minor modifications will be required to make them Year 2000 compliant. The process control system has been documented as Year 2000 compliant by the vendor literature but further testing is being pursued to verify this. We believe we will be able to implement the necessary corrections to all of our critical information technology and non-IT systems by mid 1999 with one exception. The weigh scale software will be upgraded in October 1999 to avoid disrupting high volume seasonal operations. Systems identified as non-critical noncompliant will be addressed at later dates.

   We do significant business with and are dependent upon various third party entities. These relationships include customers, critical suppliers of products and utilities, financial institutions, transportation companies and others. We are also reviewing the possible impact of Year 2000 noncompliance by our outside providers. Communications with critical third parties regarding their plans and progress addressing the Year 2000 has been initiated and continues. We are dependent upon the reliability and completeness of the third parties representations in assessing their Year 2000 readiness.

   The estimated costs of the software and hardware modifications and some consultant support identified to date will be between $65,000 to $150,000 to implement and will be financed from operating cash flows. Expenditures incurred through June 30, 1999 totaled approximately $62,000. We do not separately track the internal costs for the Year 2000 project, and such costs are principally the related payroll costs for its information systems group.

    Our refinery operations are very dependent upon outside providers and in certain areas an alternative to us is not available. Failure to correct a material year 2000 issue could result in an interruption in, or a failure of, certain normal business activities or operations. Although we are taking steps to reduce the likelihood of interruption or failure of normal operations, there can be no guarantee that other companies' systems, on which our systems rely, will be timely Year 2000 compliant. To date, we are not aware of any significant Year 2000 problems with these outside providers that would have a material adverse effect on our business or results of operations, liquidity and financial operations.

   We are in the process of developing contingency plans to address issues associated with the reasonably likely worst case scenarios. We expect to have such contingency plans formulated by the end of August 1999.

               REFINING OPERATING STATISTICAL INFORMATION


                                                 Six Months Ended     Three Months Ended
                                                     June 30,              June 30,

                                                  1999       1998       1999       1998
                                               ---------  ---------  ---------  ---------
Raw material input (bpd)
  Light crude                                      4,524      2,265      2,668      2,237
  Heavy crude                                     30,721     31,862     37,337     31,004
  Other feed and blend stocks                      5,518      5,518      5,095      4,712
                                               ---------  ---------  ---------  ---------
   Total                                          40,763     39,645     45,100     37,953

Manufactured product yields (bpd)
  Gasoline                                        16,489     15,307     17,600     13,368
  Diesel                                          12,055     13,233     13,212     12,248
  Asphalt and other                               10,901      9,939     13,124     10,820
                                               ---------  ---------  ---------  ---------
   Total                                          39,445     38,479     43,936     36,436

Total product sales (bpd)
  Gasoline                                        21,977     21,935     22,558     22,687
  Diesel                                          12,418     12,426     13,342     12,360
  Asphalt and other                                7,895      8,036     10,076      9,432
                                               ---------  ---------  ---------  ---------
   Total                                          42,290     42,397     45,976     44,479

Operating margin information
 (per sales bbl)
  Average sales price                          $   18.92  $   19.94  $   21.24  $   20.75
  Material costs (under FIFO
   inventory accounting)                           14.23      13.93      16.01      13.60
                                               ---------  ---------  ---------  ---------
   Product spread                                   4.69       6.01       5.23       7.15
  Operating expenses excluding depreciation         3.30       3.32       3.03       3.26
  Depreciation                                       .74        .67        .68        .69
                                               ---------  ---------  ---------  ---------
   Operating margin                            $     .65  $    2.02  $    1.52  $    3.20

Manufactured product margin
  before depreciation (per bbl)                $    1.46  $    2.74  $    2.21  $    4.04

Purchased product margin
 (per purchased product bbl)                   $     .01  $    1.79  $    1.44  $    1.95

Light/heavy crude spread (per bbl)             $    2.08  $    4.77  $    2.21  $    4.81

Average sales price (per sales bbl)
  Gasoline                                     $   21.52  $   22.73  $   24.71  $   23.57
  Diesel                                           19.81      21.32      22.21      21.87
  Asphalt and other                                10.30      10.18      12.20      12.51

                                    - 10 -

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

ITEM 3.   Defaults Upon Senior Securities -

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders -

          The annual meeting of the registrant was held April 29, 1999 with the shareholders approving the proposals for the election of six directors, a new stock option plan and the appointment of the Company's auditors.

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






Date: August 2, 1999