Form 10-Q
period 1999-09-30
FRONTIER OIL CORP /NEW/
filed 1999-11-10
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q



[x] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Registrant's number of common shares outstanding as of November 8, 1999:
 27,311,430

                     FRONTIER OIL CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q
             FOR THE QUARTER ENDED SEPTEMBER 30, 1999


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

                  PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

                                              Nine Months Ended      Three Months Ended
                                                September 30           September 30
                                               1999       1998         1999        1998
                                            ---------   ---------   ---------   ---------

Revenues:
  Refined products                          $ 261,098   $ 233,605   $ 116,253   $  80,598
  Other                                         1,829       1,208         191         265
                                            ---------   ---------   ---------   ---------
                                              262,927     234,813     116,444      80,863
                                            ---------   ---------   ---------   ---------
Costs and Expenses:
  Refining operating costs                    235,111     197,343     100,975      64,910
  Selling and general expenses                  6,331       6,425       2,251       2,210
  Depreciation                                  8,706       7,926       2,971       2,728
                                            ---------   ---------   ---------   ---------
                                              250,148     211,694     106,197      69,848
                                            ---------   ---------   ---------   ---------

Operating Income                               12,779      23,119      10,247      11,015
Interest Expense, Net                           4,971       5,305       1,680       1,567
                                            ---------   ---------   ---------   ---------

Income Before Income Taxes                      7,808      17,814       8,567       9,448
Provision for Income Taxes                        382           -         209           -
                                            ---------   ---------   ---------   ---------

Income Before Extraordinary Item                7,426      17,814       8,358       9,448
Extraordinary Loss on Retirement of Debt            -       3,013           -           -
                                            ---------   ---------   ---------   ---------

Net Income                                  $   7,426   $  14,801   $   8,358    $  9,448
                                            =========   =========   =========   =========


Basic Earnings (Loss) Per Share
 of Common Stock:
  Continuing Operations                     $     .27   $     .63   $     .31    $    .34
  Extraordinary Loss                                -        (.11)          -           -
                                            ---------   ---------   ---------   ---------
  Net Income                                $     .27   $     .52   $     .31    $    .34
                                            =========   =========   =========   =========

Diluted Earnings (Loss) Per Share
 of Common Stock:
  Continuing Operations                     $     .27   $     .62   $     .30    $    .33
  Extraordinary Loss                                -        (.11)          -           -
                                            ---------   ---------   ---------   ---------
  Net Income                                $     .27   $     .51   $     .30    $    .33
                                            =========   =========   =========   =========


The accompanying notes are an integral part of these financial statements.


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except shares)

September 30, 1999 (unaudited) and December 31, 1998               1999        1998
                                                                ---------   ---------

ASSETS
Current Assets:
  Cash, including cash equivalents of
     $24,587 in 1999 and $31,781 in 1998                        $  26,024   $  33,589
  Trade and other receivables, less allowance for
     doubtful accounts of $500 in 1999 and 1998                    26,540      11,021
  Inventory of crude oil, products and other                       31,323      20,269
  Other current assets                                                334         560
                                                                ---------   ---------
     Total current assets                                          84,221      65,439
                                                                ---------   ---------
Property, Plant and Equipment, at cost:
  Refinery and pipeline                                           170,882     164,664
  Furniture, fixtures and other equipment                           4,695       3,426
                                                                ---------   ---------
                                                                  175,577     168,090
     Less - Accumulated depreciation                               64,919      56,217
                                                                ---------   ---------
                                                                  110,658     111,873

Other Assets                                                        6,409       4,714
                                                                ---------   ---------

                                                                $ 201,288   $ 182,026
                                                                =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                              $  42,501   $  23,492
  Accrued turnaround cost                                           1,722       1,339
  Accrued liabilities and other                                     2,908       4,167
  Accrued interest                                                    798       2,403
  Revolving credit facility                                             -       3,800
                                                                ---------   ---------
     Total current liabilities                                     47,929      35,314
                                                                ---------   ---------

Long-Term Debt, net of current maturities:
     9-1/8% Senior Notes                                           70,000      70,000

Deferred Credits and Other                                          7,312       5,238

Deferred Income Taxes                                                 879       1,121

Commitments and Contingencies

Shareholders' Equity:
  Preferred stock, $100 par value, 500,000 shares authorized, no shares issued
  Common stock, no par, 50,000,000 shares authorized,
     28,542,330 and 28,385,584 shares issued in 1999 and 1998      57,294      57,278
  Paid-in capital                                                  87,028      86,305
  Retained earnings (deficit)                                     (62,635)    (70,061)
  Treasury stock, 1,230,900 shares and 605,700 shares
     in 1999 and 1998                                              (6,519)     (3,169)
                                                                ---------   ---------
  Total Shareholders' Equity                                       75,168      70,353
                                                                ---------   ---------

                                                                $ 201,288   $ 182,026
                                                                =========   =========


The accompanying notes are an integral part of these financial statements.


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)


For the nine months ended September 30,                         1999        1998
                                                             ---------   ---------
OPERATING ACTIVITIES
Net income                                                   $   7,426   $  14,801
Depreciation                                                     8,706       7,926
Deferred income taxes                                             (242)       (366)
Deferred credits and other                                         215        (259)
Extraordinary loss on retirement of debt                             -       3,013
Change in working capital from operations                       (8,102)     (1,861)
                                                             ---------   ---------
  Net cash provided by operating activities                      8,003      23,254

INVESTING ACTIVITIES
Additions to property and equipment                             (8,113)    (14,304)
Other                                                             (861)          -
                                                             ---------   ---------
  Net cash used in investing activities                         (8,974)    (14,304)

FINANCING ACTIVITIES
Borrowings:
  9-1/8% Senior Notes                                                -      70,000
Repayments of debt:
  Refining credit facility                                      (3,800)          -
  12% Senior Notes, including redemption premium                     -     (25,423)
  7-3/4% Convertible Subordinated Debentures, including
     redemption premium                                              -     (45,971)
Debt issuance costs                                                (70)     (2,575)
Issuance of common stock                                           739         510
Purchase of treasury stock                                      (3,361)       (919)
Other                                                             (102)       (294)
                                                             ---------   ---------
  Net cash provided by (used in) financing activities           (6,594)     (4,672)
                                                             ---------   ---------

Increase (decrease) in cash and cash equivalents                (7,565)      4,278
Cash and cash equivalents, beginning of period                  33,589      21,735
                                                             ---------   ---------
Cash and cash equivalents, end of period                     $  26,024   $  26,013
                                                             =========   =========


The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
September 30, 1999
(Unaudited)

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

Earnings per share

    Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share assumes the additional dilution for the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:


                     Nine Months Ended        Three Months Ended
                       September 30              September 30
                     1999         1998         1999         1998
                  ----------   ----------   ----------   ----------

  Basic           27,394,338   28,138,086   27,305,828   28,154,984
  Diluted         27,790,546   28,826,136   28,083,659   28,726,516


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

  The Company currently does not expect the impact of adopting Statement 133 to be material to the financial statements.

2. Schedule of major components of inventory


                                                September 30,   December 31,
                                                    1999            1998
                                                -------------   ------------
                                                       (in thousands)

Crude oil                                        $    7,893      $    1,407
Unfinished products                                   5,227           2,644
Finished products                                    10,459           8,602
Chemicals                                             1,568           1,333
Repairs and maintenance supplies and other            6,176           6,283
                                                -------------   ------------
                                                 $   31,323      $   20,269
                                                =============   ============


3.  Acquisition of El Dorado Refinery

    On October 20, 1999, the Company announced that it had signed the asset purchase and sale agreement with Equilon Enterprises LLC ("Equilon") for the acquisition of Equilon's 110,000 barrel per day crude oil refinery located in El Dorado, Kansas. The purchase price will be $170 million plus a contingency payment of up to $40 million to be paid over the next eight years, not to exceed an annual cap of $7.5 million, if cash flow generated by the El Dorado Refinery exceeds certain thresholds. The Company will also purchase from Equilon the crude oil, intermediate product and finished product inventories at the plant at closing.

    The Company is in the process of finalizing its acquisition financing and will issue $190 million face amount of 11-3/4% Senior Notes due 2009. The Company is also replacing its revolving credit facility with a new collateral-based facility with total capacity of up to $175 million. Regulatory review of the acquisition is pending and when completed the acquisition will close.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS
Nine months ended September 30, 1999 compared with the same period in 1998

  We had net income for the nine months ended September 30, 1999 of $7.4 million, or $.27 per share, compared to net income from continuing operations for the same period in 1998 of $17.8 million, or $.62 per diluted share. Net income for the nine months ended September 30, 1998 was $14.8 million, or $.51 per diluted share. The results for the nine months ended September 30, 1998 included a $3.0 million extraordinary loss on early retirement of debt.

  Operating income decreased $10.3 million in the nine months ended September 30, 1999 versus the same period in 1998 due to a decrease in the refined product spread (revenues less material costs) of $11.5 million, an increase in depreciation of $780,000, offset by an increase in other income of $621,000, and decreases in refining operating expenses of $1.2 million and selling and general costs of $94,000.

  The refined product spread was $5.28 per barrel for the nine months ended September 30, 1999 compared to $6.40 per barrel for the same period in 1998. This decrease was due to lower light product margins, a significant decrease in the light/heavy crude spread and lower byproduct margins due to higher crude oil prices offset by inventory profits. High nationwide levels of gasoline and diesel inventories in early 1999 kept margins for gasoline and diesel at their lowest levels since 1995 during the first six months. Although margins improved during the third quarter of 1999, Frontier's market place was accordingly impacted with decreases in average gasoline and diesel margins of 9% and 10%, respectively, from the first nine months of 1998.

  The light/heavy spread was $2.01 per barrel for the nine months ended September 30, 1999, the lowest ever experienced by Frontier for such a lengthy period. In comparison, the light/heavy spread for the same period in 1998 was $4.40 per barrel. The tightening spread has been caused by low crude oil prices during 1998 and the resulting reduced supply of heavy crude oil as certain heavy
crude oil was uneconomic to produce.    With the increase in crude oil prices
beginning in the second quarter of 1999, the light/heavy spread had slowly began to widen, but has recently tightened. The light/heavy spread during the third quarter of 1999 was $1.89 per barrel compared to $2.21/barrel in the second quarter and $1.94 per barrel in the first quarter. Because of the higher cost of heavy crude oil, fewer heavy barrels have been contracted for at a fixed price above postings than in prior years and the length of the 1999 contracts has shortened to average approximately three to six months. Consequently, any sustained improvement in crude oil prices may enable us to purchase a higher percentage of heavy crude oil and benefit from an improvement in the light/heavy spread.

  The price of crude oil reached its low point in December 1998 when crude closed at below $10.75 per barrel on the New York Mercantile Exchange and stayed at or below $13.00 per barrel during January and February 1999. Commencing in March, with the announcement of OPEC production cuts, the price of crude oil increased and ended September at $24.51 per barrel. In the nine months ended September 30, 1999, we realized a benefit to the refined product spread for inventory profits of approximately $12.7 million because of increasing crude prices. In the nine months ended September 30, 1998, we realized a reduction to the refined product spread of approximately $3.9 million because of declines in crude oil prices. Inventories are recorded at the lower of cost on a first in, first out (FIFO) basis or market.

  Refined product revenues increased $27.5 million or 12% for the nine months ended September 30, 1999 from the same period in 1998. The increase in refined product revenues resulted from a $2.36 per barrel increase in average gasoline sales prices and a $2.27 per barrel increase in average diesel sales prices. Yields of gasoline increased 8% while yields of diesel decreased 3% in the nine months ended September 30, 1999 compared to the same period in 1998.

  Other income increased $621,000 to $1.8 million in the nine months ended September 30, 1999 compared to the same period in 1998 due to a $516,000 legal settlement received in 1999.

  Refining operating costs increased $37.8 million or 19% for the nine months ended September 30, 1999 compared to the same period in 1998 due to an increase in material costs offset by a decrease in refining operating expenses. Material costs per barrel increased 21% or $2.82 per barrel in 1999 primarily due to higher oil prices, the use of a lower percentage of less expensive heavy crude oil and a lower light/heavy spread. Expressed as a percentage of the total crude oil charge, the heavy crude oil utilization rate decreased to 88% in the nine months ended September 30, 1999 from 94% in the same period in 1998. The light/heavy spread decreased 54% to average $2.01 per barrel in the nine months ended September 30, 1999. Refining operating expense per barrel decreased $.20 per barrel to $3.14 per barrel in 1999 due to higher thruput, lower chemical usage and lower maintenance costs.

  Selling and general expenses decreased $94,000 or 1% for the nine months ended September 30, 1999 as a result of lower salaries and benefits.

  Depreciation increased $780,000 or 10% in the nine months ended September 30, 1999 as compared to the same period in 1998, which was attributable to increases in capital investment. The 1998 depreciation provision also included a write-off of certain equipment replaced in connection with turnaround work.

  The interest expense decrease of $334,000 or 6% for the nine months ended September 30, 1999 was attributable to refinancing higher coupon debt and lower overall debt levels. Average debt decreased from $80.7 million for the nine months ended September 30, 1998 to $75.8 million for the nine months ended September 30, 1999.

  Income tax expense for the nine months ended September 30, 1999 is for state income taxes.


Three months ended September 30, 1999 compared with the same period in 1998

  We had net income for the three months ended September 30, 1999 of $8.4 million, or $.30 per diluted share, compared to net income of $9.4 million, or $.33 per diluted share, for the same period in 1998.

  Operating income decreased $768,000 in the three months ended September 30, 1999 versus the same period in 1998 due to a decrease in the refined product spread (revenues less material costs) of $1,348,000, an increase in depreciation of $243,000 and selling and general costs of $41,000, a decrease in other income of $74,000, offset by a decrease in refining operating expenses of $938,000.

  The refined product spread was $6.26 per barrel for the three months ended September 30, 1999 compared to $7.14 per barrel for the same period in 1998. This decrease was due to a significant decrease in the light/heavy crude spread and lower byproduct margins due to higher crude oil prices offset by inventory profits. The light/heavy spread was $1.89 per barrel for the three months ended
September 30, 1999, the lowest quarter ever experienced by Frontier.   In
comparison the light/heavy spread for the same period in 1998 was $3.66 per barrel. The tightening spread has been caused by low crude oil prices during 1998 and the resulting reduced supply of heavy crude oil as certain heavy crude
oil has been uneconomic to produce.   With the increase in crude oil prices
during 1999, the light/heavy spread had slowly began to widen in the second quarter of 1999, but has recently tightened. In the three months ended September 30, 1999, we realized a benefit to the refined product spread for inventory profits of approximately $6.1 million because of increasing crude
prices.    Inventories are recorded at the lower of cost on a first in, first out (FIFO) basis or market.

  Refined product revenues increased $35.7 million or 44% for the three months ended September 30, 1999 from the same period in 1998. The increase in refined product revenues resulted from a $9.37 per barrel increase in average gasoline sales prices, a $9.51 per barrel increase in average diesel sales prices and a refined product sales volumes increase of 9% in 1999 from 1998 levels. Yields of gasoline increased 7% while yields of diesel increased 10% in the three months ended September 30, 1999 compared to the same period in 1998.

  Other income decreased $74,000 to $191,000 in the three months ended September 30, 1999 compared to the same period in 1998 due to lower refining processing fee income.

  Refining operating costs increased $36.1 million or 56% for the three months ended September 30, 1999 from the same period in 1998 due to an increase in material costs offset by a decrease in refining operating expenses. Material costs per barrel increased 59% or $7.22 per barrel in 1999 primarily due to higher oil prices. Expressed as a percentage of the total crude oil charge, the heavy crude oil utilization rate decreased to 89% in the three months ended September 30, 1999 from 94% in the same period in 1998. The light/heavy spread decreased 48% to average $1.89 per barrel in the three months ended September 30, 1999. Refining operating expense per barrel decreased $.48 per barrel to $2.87 per barrel in 1999 due to higher thruput and lower maintenance costs.

  Selling and general expenses increased $41,000 or 2% for the three months ended September 30, 1999 resulting from acquisition analysis expenses offset by lower salaries and benefits.

  Depreciation increased $243,000 or 9% for the three months ended September 30, 1999 as compared to the same period in 1998, which was attributable to increases in capital investment.

  The interest expense increase of $113,000 or 7% for the three months ended September 30, 1999 as compared to the same period in 1998 was attributable to more borrowings under the Company's revolving credit facility resulting from increased working capital requirements due to rising crude oil prices.

  Income tax expense for the three months ended September 30, 1999 is for state income taxes.

                   LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities was $8.0 million for the nine months ended September 30, 1999 while $23.3 million cash was provided by operating activities for the nine months ended September 30, 1998. Working capital changes required $8.1 million and $1.9 million of cash flows for the first nine months of 1999 and 1998, respectively. During the nine months ended September 30, 1999, increases in receivables, inventory and payables occurred due to rising crude oil prices. Consistent with the seasonality of our business, we invest in working capital during the first half of the year and recover working capital investment in the second half of the year.

  At September 30, 1999, we had $26.0 million of cash and $36.3 million of working capital.

  Capital expenditures in the first nine months of 1999 of $9.0 million decreased $5.3 million from the first nine months of 1998. Capital expenditures of approximately $10.5 million are planned for the full year 1999.

  On September 1, 1998, we announced that the Board of Directors had approved a stock repurchase program of up to three million shares of common stock. In 1998, 469,700 shares of common stock were purchased for $2.3 million. Through September 1999, an additional 627,700 shares of common stock have been purchased for $3.4 million.

                              YEAR 2000

  Many of the computer systems used by us today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. We utilize software and related information technology essential to our operations that may be affected by the year 2000 issue. We also rely on non-information technology systems in our daily operations, such as fax machines, radios, voice mail systems, alarms, monitors and other miscellaneous systems. Additionally we are dependent upon third party relationships with both suppliers and customers.

  We initiated a company wide task force to assess and resolve the business risks associated with the year 2000 issues. The process implemented by the task force included identification of possibly effected systems, assessment of probability of and implications of noncompliance, alternative modifications to or replacements of existing systems or technology and cost and timetables for completion. The analysis has been substantially completed by internal resources with third party vendor verification when available.

  We have completed a review of our information technology, accounting and operational, systems for year 2000 compliance. The review of our primary financial computer systems, including its accounting system, indicated only minor modifications were required to make them year 2000 compliant. The process control system has been documented as year 2000 compliant by the vendor literature, but continued testing is being done to verify this. We believe we have implemented the necessary corrections to all of our critical information technology and non-information technology systems. Systems identified as non-critical noncompliant will be addressed at later dates.

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

  The estimated costs of the software and hardware modifications and some consultant support identified to date will not exceed $150,000 to implement and will be financed from operating cash flows. Expenditures incurred through September 30, 1999 totaled approximately $110,000. We do not separately track the internal costs for the year 2000 project, and such costs are principally the related payroll costs for our information systems group.

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

  We are in the process of developing contingency plans to address issues associated with the reasonably likely worst case scenarios. We expect to have such contingency plans formulated by the end of November 1999.

               REFINING OPERATING STATISTICAL INFORMATION


                                                       Nine Months Ended      Three Months Ended
                                                         September 30,            September 30,
                                                     ---------------------   ---------------------
                                                        1999        1998        1999        1998
                                                     ---------   ---------   ---------   ---------

Raw material input (bpd)
  Light crude                                            4,454       2,235       4,316       2,176
  Heavy crude                                           32,446      32,549      35,840      33,902
  Other feed and blend stocks                            5,552       5,581       5,617       5,704
                                                     ---------   ---------   ---------   ---------
     Total                                              42,452      40,365      45,773      41,782

Manufactured product yields (bpd)
  Gasoline                                              16,809      15,619      17,437      16,233
  Diesel                                                12,412      12,801      13,115      11,951
  Asphalt and other                                     11,834      10,572      13,671      11,818
                                                     ---------   ---------   ---------   ---------
     Total                                              41,055      38,992      44,223      40,002

Total product sales (bpd)
  Gasoline                                              22,037      21,746      22,154      21,373
  Diesel                                                12,592      12,365      12,934      12,246
  Asphalt and other                                      9,918       9,167      13,896      11,391
                                                     ---------   ---------   ---------   ---------
     Total                                              44,547      43,278      48,984      45,010

Operating margin information (per sales bbl)
  Average sales price                                $   21.47   $   19.77   $   25.80   $   19.46
  Material costs (under FIFO inventory accounting)       16.19       13.37       19.54       12.32
                                                     ---------   ---------   ---------   ---------
     Product spread                                       5.28        6.40        6.26        7.14
  Operating expenses excluding depreciation               3.14        3.34        2.87        3.35
  Depreciation                                             .71         .66         .65         .64
                                                     ---------   ---------   ---------   ---------
     Operating margin                                $    1.43   $    2.40   $    2.74   $    3.15

Manufactured product margin
  before depreciation (per bbl)                      $    2.21   $    3.15   $    3.44   $    3.89

Purchased product margin (per purchased product bbl) $     .17   $    1.66   $     .79   $    1.31

Light/heavy crude spread (per bbl)                   $    2.01   $    4.40   $    1.89   $    3.66

Average sales price (per sales bbl)
  Gasoline                                           $   24.81   $   22.45   $   31.25   $   21.88
  Diesel                                                 22.76       20.49       28.33       18.82
  Asphalt and other                                      12.40       12.46       14.75       15.63


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

         (b) Reports on Form 8-K

         A report on Form 8-K was filed on October 21, 1999. This report included Item 5 for the reporting of Other Events.

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




Date: November 10, 1999