Form 10-K
period 1999-12-31
FRONTIER OIL CORP /NEW/
filed 2000-02-28
CIK 110430

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K
          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
[x]       For the Fiscal Year Ended:  December 31, 1999
                                OR
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

11-3/4% Senior Notes, due 2009                     New York Stock Exchange


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

Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


As of February 24, 2000 there were 27,478,120 common shares outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of Frontier Oil Corporation held by nonaffiliates was approximately $179 million at that date.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Item 1 of Part 1 and Items 5 through 8 of Part II.

Portions of the Annual Proxy Statement for the year ended December 31, 1999 are incorporated by reference into Items 10 through 13 of Part III.

Table of Contents

Part I
 Item 1.    Business                                                 2
            Risk Factors                                             9
 Item 2.    Properties                                              14
 Item 3.    Legal Proceedings                                       15
 Item 4.    Submission of Matters to a Vote of Security Holders     15

Part II
 Item 5.    Market for the Registrant's Common Stock and
             Related Stockholder Matters                            16
 Item 6.    Selected Financial Data                                 16
 Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    16
 Item 7A.   Quantitative and Qualitative Disclosures About
             Market Risk                                            16
 Item 8.    Financial Statements and Supplementary Data             16
 Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                    16

Part III
 Item 10.   Directors and Executive Officers of the Registrant      16
 Item 11.   Executive Compensation                                  16
 Item 12.   Security Ownership of Certain Beneficial Owners
             and Management                                         16
 Item 13.   Certain Relationships and Related Transactions          16

Part IV
 Item 14.   Exhibits, Financial Statements Schedules, and
             Reports on Form 8-K                                    16



                    FORWARD-LOOKING STATEMENTS

   Statements in this Form 10-K concerning us which are (1) projections of revenues, earnings, earnings per share, capital expenditures or other financial items, (2) statements of plans and objectives for future operations, including acquisitions, (3) statements of future economic performance, or (4) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations.

   Important factors that could cause our actual results to differ materially from estimates or projections contained in forward-looking statements include, among others:

     - the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks, refined products and natural gas;

     - actions of our customers and competitors;

     - changes in the cost and availability of pipelines and other means of transporting feedstocks and products.

     - state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;

     - execution of planned capital projects;

     - weather conditions affecting our operations or the areas in which our products are marketed;

     - political developments in foreign countries;

     - the conditions of the capital markets and equity markets during the periods covered by the forward looking statements;

     - earthquakes or other natural disasters affecting operations;

     - adverse rulings, judgments or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; and

     - adverse changes in the credit ratings assigned to our trade credit.

   All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events.

PART 1

ITEM 1.   BUSINESS

Summary

   The terms "Frontier" and "we" as used in this Form 10-K refer to Frontier Oil Corporation and its subsidiaries, except where it is clear that those terms mean only the parent company. When we use the term "Rocky Mountain region," we refer to the states of Colorado, Wyoming, Montana and Utah, and when we use the term "Plains States," we refer to the states of Kansas, Nebraska, Iowa, Missouri, North Dakota and South Dakota.

Overview

   We are an independent energy company engaged in crude oil refining and the wholesale marketing of refined petroleum products. We operate refineries in Cheyenne, Wyoming and in El Dorado, Kansas with a total crude oil capacity of over 150,000 barrels per day. Both of our refineries are complex refineries, which means that they can process heavier, less expensive types of crude oil and still produce a high percentage of gasoline, diesel fuel and other high margin refined products. We focus our marketing efforts in the Rocky Mountain region and the Plains States, which we believe are among the most attractive refined products markets in the United States.

   Acquisition of El Dorado Refinery. On November 16, 1999, we acquired the 110,000 barrels per day crude oil refinery located in El Dorado, Kansas from Equilon Enterprises LLC. We also purchased the crude oil, intermediate product and finished product inventories.

   Cheyenne Refinery. Our Cheyenne refinery has a permitted crude capacity of 41,000 barrels per day. We market its refined products primarily in the eastern slope of the Rocky Mountain region, which encompasses eastern Colorado (including the Denver metropolitan area) and eastern Wyoming. The Cheyenne refinery has a coking unit, which allows the refinery to process up to 100% heavy crude oil for use as a feedstock. This ability to process heavy crude oil lowers our crude oil supply costs because heavy crude oil is generally less expensive than other types of crude oil. For the year ended December 31, 1999, heavy crude oil constituted approximately 87% of the Cheyenne refinery's total crude oil charge. For the year ended December 31, 1999, the Cheyenne refinery's product mix included gasoline (41%), diesel fuel (31%) and asphalt and other refined petroleum products (28%).

   El Dorado Refinery. The El Dorado refinery is one of the largest refineries in the Plains States and the Rocky Mountain region, with a permitted crude capacity of 110,000 barrels per day. The El Dorado refinery can select from many different types of crude oil because of its direct access to the Cushing, Oklahoma hub which is Gulf Coast connected. This access, combined with the El Dorado refinery's complexity, gives it the flexibility to refine a wide variety of crude oils. We have entered into a 15-year refined product offtake agreement for gasoline and diesel production at this refinery with Equiva Trading Company, an affiliate of Equilon. The refined product offtake agreement will allow us to maximize the operating efficiency of the El Dorado refinery during the initial years of our ownership. As our commitments to Equilon under the refined product offtake agreement decline over the next ten years, we intend to market an increasing portion of the El Dorado refinery's gasoline and diesel in the same markets in which Equilon currently sells the El Dorado refinery's production, primarily the Denver and Kansas City metropolitan areas. We have also entered into a one-year foreign crude supply agreement with Equiva, which we expect to renew after the initial one-year term expires. For the year ended December 31, 1999, the El Dorado refinery's product mix included gasoline (56%), diesel and jet fuel (35%) and asphalt, chemicals and other refined petroleum products (9%).

Refining Operations

   Varieties of Crude Oil. Traditionally, crude oil has been classified as (1) sweet (if sulfur content is low) or sour (if sulfur content is high), (2) light (if gravity is high) or heavy (if gravity is low) and (3) intermediate (if gravity or sulphur content is in between). For the most part, heavy crude oil tends to be sour and light crude oil tends to be sweet. When refined, light crude oil produces a higher yield of higher margin refined products such as gasoline, diesel and jet fuel and as a result, is more expensive than heavy crude oil. In contrast, heavy crude oil produces more low margin by- products and heavy residual oils. The discount at which heavy crude oil sells compared to the sales price of light crude oil is known in the industry as the light/heavy spread. Coking units, such as the ones used by our refineries, can process certain by-products and heavy residual oils to produce additional volumes of gasoline and diesel, thus increasing the aggregate yield of higher margin refined products from the same initial volume of crude oil.

   Products. The Cheyenne and El Dorado refineries are both complex refineries. Refineries are frequently classified according to their complexity, which refers to the number, type and capacity of processing units at the refinery. Each of our refineries also possesses a coking unit which provides substantial upgrading capacity. Upgrading capacity refers to the ability of a refinery to produce high yields of high margin refined products such as gasoline and diesel despite processing significant volumes of heavy and intermediate crude oil. In contrast, in order to produce high yields of gasoline and diesel, refineries with low upgrading capacity must process primarily sweet crude oil. Some low complexity refineries may be capable of processing heavy and intermediate crude oil, but they will produce large volumes of by-products and heavy residual oils. The Cheyenne and El Dorado refineries have high upgrading capacity relative to other refineries in the Plains States and Rocky Mountain region. Because gasoline, diesel and jet fuel sales generally achieve higher margins than are available on other refined products, we expect that these products will continue to make up the bulk of our production.

   In addition to its petroleum refining operations, the El Dorado refinery includes a small petrochemcial complex. The primary products of the petro-chemical processes are phenol, acetone and toluene, the chemical building blocks for sandpaper adhesive, rubber belts, fiberglass insulation, high-impact plastics, plywood adhesive, medicines, cosmetics and other useful everyday items.

   Marketing and Distribution.

   Cheyenne Refinery. The primary market for the Cheyenne refinery's refined products is the eastern slope area of the Rocky Mountain region, which includes Colorado and Wyoming. For the year ended December 31, 1999, we sold approximately 80% of the Cheyenne refinery's gasoline sales volumes in Colorado and 12% in Wyoming. The Colorado market has experienced above-average growth in demand for gasoline over the past five years. For the year ended December 31, 1999, we sold approximately 22% of they Cheyenne refinery's diesel sales volumes in Colorado and 61% in Wyoming. Because of the location of the Cheyenne refinery, we area able to sell a significant portion of its diesel product from a truck rack at the refinery, eliminating any transportation costs. The gasoline and diesel produced by this refinery is primarily shipped via pipeline to terminals for distribution by truck or rail. Pipeline shipments from the Cheyenne refinery are handled mainly by the Kaneb pipeline, serving Denver and Colorado Springs, Colorado, and the Continental pipeline, serving Sidney, Nebraska.

   We sell refined products from our Cheyenne refinery to a broad base of independent retailers, jobbers and major oil companies. Refined product prices are determined by local market conditions at distribution centers known as

"terminal racks." The customer at a terminal rack typically supplies his own truck transportation. Prices at the terminal rack are posted daily by sellers. In the year ended December 31, 1999, approximately 70% of the Cheyenne refinery's sales were made to its 25 largest customers. Occasionally, marketing volumes exceed the refinery's production capabilities. In those instances, we purchase product in the spot market as needed.

   El Dorado Refinery. The primary markets for the El Dorado refinery's refined products are Colorado and the Plains States, which include the Kansas City metropolitan area. The gasoline, diesel and jet fuel produced by the El Dorado refinery are primarily shipped via pipeline to terminals for distribution by truck or rail. Pipeline shipments from the El Dorado refinery are handled mainly by the Kaneb pipeline, the Chase pipeline, serving Denver, the Williams pipeline, serving Kansas City, Carthage, Missouri and Des Moines, Iowa and the KCPL pipeline, serving Kansas City.

   We have entered into a 15-year refined product offtake agreement with Equiva. For the year ended December 31, 1999, Equiva was the El Dorado refinery's largest customer. Under the agreement, Equiva will purchase gasoline, diesel and jet fuel produced by the El Dorado refinery at market-based prices. Initially, Equiva will purchase substantially all of the El Dorado refinery's production of these products pursuant to monthly quantity estimates we make. Beginning in 2000, we will retain and market a portion of the refinery's gasoline and diesel production. This portion will increase 5,000 barrels per day each year for ten years, beginning at 5,000 barrels per day in 2000 rising to 50,000 barrels per day in 2009 and remaining at that level through the term of the agreement. Equiva will continue to purchase all jet fuel production for the first five years of the agreement, but thereafter, we can market all of the El Dorado refinery's jet fuel production. The agreement will allow us to focus on maximizing the operating efficiency of our El Dorado refinery during the initial years of our ownership. As our sales to Equiva under this agreement decrease, we intend to sell the gasoline and diesel produced by the El Dorado refinery in the same markets as Equilon currently does, as described above.

   Competition.

   Cheyenne Refinery. The most competitive market for the Cheyenne refinery is the Denver metropolitan area. Other than the Cheyenne refinery, four principal refineries serve the Denver market: Sinclair Oil Company, which has a 54,000 barrels per day refinery near Rawlins, Wyoming and a 22,000 barrels per day refinery in Casper, Wyoming; Ultramar Diamond Shamrock Corporation (UDS), which has a 28,000 barrels per day refinery in Denver; and Conoco Inc., which as a 57,500 barrels per day refinery in Denver. Denver is also supplied by five product pipelines, including three from outside the region that enable refined products from other regions to be sold in the Denver market. However, refined products shipped from other regions bear the burden of higher transportation costs.

   The UDS and Conoco refineries located in Denver have lower product transportation costs in servicing the Denver market than we do. However, the Cheyenne refinery has lower crude oil transportation costs because of its proximity to the Guernsey, Wyoming hub, the major crude oil pipeline hub in the Rocky Mountain region, and our ownership interest in the Centennial pipeline,
which runs from Guernsey to the Cheyenne refinery.   Moreover, unlike Sinclair,
UDS and Conoco, we only sell our products to the wholesale market. We believe that this commitment to the wholesale market gives us a customer relations advantage over our principal competitors in the Eastern Slope area, all of which also have retail outlets, because we are not in direct competition with independent retailers of gasoline and diesel.

   El Dorado Refinery. The El Dorado refinery faces competition from other Plains States and mid continent refiners, but the principal competitors for the
El Dorado refinery are gulf coast refiners.   Although our gulf coast
competitors typically have lower production costs than the El Dorado refinery, we believe that their higher refined product transportation costs allow the El Dorado refinery to compete effectively with these refineries in the Plains States and Rocky Mountain region. The Plains States and mid continent region are supplied by three product pipelines that originate from the gulf coast.

   Crude Oil Supply.

   Cheyenne Refinery. In the year ended December 31, 1999, we obtained approximately 45% of the Cheyenne refinery's crude oil charge from Wyoming, 43% from Canada and 12% from Colorado. During the same period, heavy crude oil constituted approximately 87% of the Cheyenne refinery's total crude oil charge. Cheyenne is 80 miles southwest of Guernsey, Wyoming, the main hub and crude oil trading center for the Rocky Mountain region. We transport up to 25,000 barrels per day of the crude oil purchased at Guernsey to the Cheyenne refinery through the Centennial pipeline. Additional crude oil volumes are transported on an alternative pipeline. Ample quantities of heavy crude oil are available at Guernsey, including both locally produced Wyoming general sour and imported Canadian heavy crude oil, which is supplied by the Express pipeline, which runs from Hardisty, Alberta to Casper, Wyoming. The Cheyenne refinery's ability to process up to 100% heavy crude oil feedstocks gives us a distinct advantage over the four other Eastern Slope refineries, none of which has the necessary upgrading capacity to process high volumes of heavy crude oil. Upgrading capacity is the ability to produce a higher yield of higher margin refined products, such as gasoline and diesel, than would otherwise be possible using heavy crude oil feedstock.

   We purchase crude oil for the Cheyenne refinery from a number of suppliers, including major oil companies, marketing companies and large and small independent producers, under arrangements which contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year and are subject to periodic renegotiation.

   El Dorado Refinery. In the year ended December 31, 1999, Equilon obtained approximately 37% of the El Dorado refinery's crude oil charge from Texas, 17% from Kansas, 36% from Latin America and 10% from other sources. El Dorado is 125 miles north of Cushing, Oklahoma, the location of a major crude oil hub.
The Cushing hub is supplied by the Seaway pipeline, which runs from the gulf coast, the Basin pipeline, which runs through Wichita Falls from West Texas, and the Mobil pipeline, which originates at the gulf coast and connects to the Basin pipeline at Wichita Falls. The Osage pipeline runs from Cushing to El Dorado and supplied approximately 83% of our crude oil charge during the year ended December 31, 1999. The remainder of our crude oil charge is transported to the El Dorado refinery through the Kansas gathering system pipelines.

   The Seaway pipeline is currently being upgraded from a capacity of 270,000 barrels per day to a capacity of 350,000 barrels per day. Recently the Seaway pipeline has experienced proration, which should be reduced or eliminated by the increase in capacity. This expansion will provide the El Dorado refinery with significantly greater access to crude oil from the gulf coast, including less expensive heavy Mexican and Venezuelan crude.

   We have entered into a one-year foreign crude oil supply agreement with Equiva. Under this agreement, we may purchase some or all of the crude oil charge for the El Dorado refinery from Equiva, although we are not obligated to do so. We are obligated to pay a monthly commitment fee to Equiva for making foreign crude volumes available to us under this agreement and a per barrel fee for crude purchased under this agreement in excess of certain volumes. This agreement allows us to use Equiva's worldwide network to acquire foreign crude oil, and we intend primarily to purchase foreign crude under this agreement, while purchasing domestic and Canadian crude from other supplies. We expect to renew this agreement after the initial one-year term expires. In the event that the crude supply agreement is not renewed, we will purchase all of our crude oil charge from various third parties and will continue to rely primarily on the Cushing hub and the Osage pipeline to supply crude oil to the El Dorado refinery.

   Refinery Maintenance. Each of the operating units at our refineries requires regular maintenance and repair shutdowns (referred to as "turnarounds") during which the unit is not in operation. Turnaround cycles vary for different units but are generally required every one to five years. In general, turnarounds at our refineries are managed so that some units continue to operate while others are down for scheduled maintenance. We also plan to coordinate operations by staggering turnarounds at the two refineries. Maintenance turnarounds are implemented using our regular personnel as well as some additional contract labor. Turnaround work typically proceeds on a continuous 24-hour basis to minimize unit downtime. We accrue for our turnaround costs. We normally schedule our maintenance turnaround work during the spring or fall of each year. When we perform a turnaround, we build up product inventories prior to the turnaround to minimize the impact of the turnaround on our sales of refined products.

   Safety and Lost Time Accidents. We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state occupational safety statues. We believe that we have operated in substantial compliance with OSHA requirements, including general industry standards, record keeping and reporting, hazard communication and process safety management. The nature of our business may result from time to time in industrial accidents. It is possible that changes in safety and health regulations or a finding of non-compliance with current regulations could result in additional capital expenditures or operating expenses. The OSHA recordable rate, which is a measure of the number of safety incidents at a facility per 200,000 man hours of work, at the Cheyenne refinery is well below the average of other independent refining companies. Through a series of safety initiatives, Equilon has been able to lower the OSHA recordable rate at the El Dorado refinery substantially during the past eight years, and we intend to pursue initiatives to continue this trend.

Government Regulation

   Environmental Matters. Our refining and marketing operations are subject to a variety of federal, state and local health and environmental laws and regulations governing product specifications, the discharge of pollutants into the air and water, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Permits are required for the operation of our refineries, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to injunctions, civil fines and even criminal penalties. We believe that each of our refineries is in substantial compliance with existing environmental laws, regulations and permits.

   Rules and regulations implementing federal, state and local laws relating to health and the environment will continue to affect our operations, and we cannot predict what additional and environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been applied previously. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have a materially adverse effect on our financial position and results of operations as well as the refining industry in general, and may result in substantial expenditures for the installation and operation of pollution control or other environmental systems and equipment.

   Our operations are and many of the products we manufacture are specifically subject to certain requirements of the Clean Air Act (CAA) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at our refineries during the next several years. For example, the EPA recently promulgated regulations under authority of Title III of the CAA Amendments that required refineries to install maximum achievable control technology for the control of hazardous air pollutants from several refinery processing units and storage vessels. We expended approximately $600,000 at our Cheyenne refinery to meet these new hazardous air pollutant control requirements by the regulatory deadline of August 1, 1998. Subsequent rule making authorized by the CAA or similar laws and directed at other refinery processes may necessitate additional expenditures in future years. Because other refineries will be required to make similar expenditures, we do not expect such expenditures to materially adversely impact our competitive position.

   The CAA may authorize the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. For example, reformulated gasoline
(RFG) is required in many areas that fail to meet national ambient air quality standards for ozone. Most recently, on December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations require the phase-in of gasoline sulfur standards beginning in 2004 and continuing through 2008 with special provisions for refiners serving those Western states exhibiting lesser air quality problems and for small business refiners, such as Frontier. Since Frontier qualifies as a small business refiner by having 1,500 or fewer employees, Cheyenne and El Dorado refineries may comply with an interim gasoline sulfur standard in 2004 that is based on historic gasoline sulfur levels rather than having to the meet the much lower standard that will be applied to the general industry. Frontier will then have an additional four years, until 2008, to reduce our gasoline sulfur content to the national standard. The total capital expenditures now estimated to achieve the final gasoline sulfur standard are approximately $19 million at the Cheyenne refinery and approximately $25 million at the El Dorado refinery.

   The EPA is now actively considering the development of diesel engine emission standards that will likely also result in requirements mandating refiners to limit the content of sulfur in on-road diesel for similar reasons as those described for gasoline. Late in 1999, the agency published an Advanced Notice of Proposed Rule Making (ANPRM) regarding such diesel engine emission limits and requesting comments from affected entities. The agency has since stated its intent to propose a diesel engine emission regulation early in 2000 and finalize a rule by the end of the year. It is still too early in the regulatory process to predict the final diesel sulfur limits or the schedule by which such limits may be imposed on the refining industry. We believe, however, that the capital costs related to reducing the sulfur content of our diesel fuel to a practicable limit will be substantially less than the costs associated with the desulfurization of our gasoline.

   In addition, there are potential, but less likely, changes to gasoline volatility (RVP) standards in certain of our market areas that could result from future regulatory or judicial developments. The total capital expenditures now estimated for potential changes to RVP standards are approximately $9 million at the Cheyenne refinery and zero at the El Dorado refinery.

   We are aware of recent public concern regarding possible groundwater contamination resulting from the use of MTBE (methyl tertiary butyl ether) as a source of required oxygen in gasolines sold in specified areas of the country. Gasoline containing a specified amount of oxygen is required by the Environmental Protection Agency to be used in those regions that exceed the National Ambient Air Quality Standards for either ozone or carbon monoxide.
That oxygen requirement may be satisfied by adding to gasoline any one of many oxygen-containing materials including, among others, MTBE and also ethanol, an oxygen containing compound that is manufactured primarily from "renewable" agricultural products and that has not been shown to exhibit the environmental concerns associated with MTBE. Frontier currently supplies such "oxygenated" gasoline to the Denver metropolitan area, a region that has historically exceeded the National Ambient Air Quality Standard for carbon monoxide during the winter months, from both our Cheyenne and our El Dorado refineries. Both refineries now use only ethanol as the oxygen-containing additive, although the El Dorado refinery did use MTBE from 1988 until 1991 when under Texaco ownership and MTBE has been occasionally added to a small percentage of gasoline from our Cheyenne refinery at the request of certain customers that have preferred that
oxygenate.   Frontier is not aware of any environmental concerns or claims related to the supply, distribution or use of its oxygen additives or oxygenated products.

   Our operations are also subject to the Clean Water Act (CWA) and comparable state and local requirements. The CWA and analogous laws prohibit any discharge into surface waters and ground waters except in strict conformance with permits, such as National Pollutant Discharge Elimination System (NPDES) permits, issued by federal and state governmental agencies. NPDES, permits and analogous water discharge permits are valid for a maximum of five years and must be renewed. In addition, changes in our operations may require us to modify our permits. When permits are modified or renewed, we may be required to update our wastewater treatment facilities to comply with potentially stricter discharge limits.

   We generate wastes that may be subject to the Resource Conservation and Recovery Act (RCRA) and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Some of the disposal methods we used in the past are no longer allowed or substantially limited. This may cause us to incur additional costs for the disposal of wastes and the maintenance or closure of waste disposal areas. Because other refineries will be required to make similar expenditures, we do not expect such expenditures to materially adversely impact our competitive position.

   The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a "hazardous substance" into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our historical operations, as well as in our current ordinary operations, we have generated waste, some of which falls within the statutory definition of a "hazardous substance" and some of which may have been disposed of at sites that may require cleanup under Superfund.

   In 1997, we completed divesting ourself of our former oil and gas properties and assets. While the transactions that conveyed these properties and assets to new owners were intended to transfer any attendant environmental liabilities to the new owners, we cannot assure you that we will never be subject to liability for any former activity respecting the divested oil and gas properties. We have been named as a potentially responsible party (PRP) under CERCLA at the Gulf Coast Vacuum Services Superfund Site located in Vermilion Parish, Louisiana, one of the divested properties. We have entered into a consent decree resolving our liabilities as a PRP at this Superfund site. We believe that any future liabilities related to this site will not have a material adverse effect on our financial condition. We also believe that any liability relating to our historical practices respecting the oil and gas properties will not have a material adverse effect on our financial condition, results of operations or business.

   As is the case with all companies engaged in similar industries, we face potential exposure from future claims and lawsuits involving environmental matters. The matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of.

   Cheyenne Refinery. We are party to an agreement with the state of Wyoming requiring the investigation and possible eventual remediation of certain areas of the Cheyenne refinery's property which may have been impacted by past operational activities. Prior to this agreement, we addressed tasks required under a consent decree entered by the Wyoming State District Court on November 28, 1984 and involving the state of Wyoming, the Wyoming Department of Environmental Quality (WDEQ) and the predecessor owners of the Cheyenne refinery. This action primarily addressed the threat of groundwater and surface water contamination at the Cheyenne refinery. As a result of these investigative efforts, substantial capital expenditures and remediation of conditions found to exist have already taken place or are in progress. Additionally, the EPA issued an administrative consent order with respect to the Cheyenne refinery on September 24, 1990 pursuant to RCRA. Among other things, this order required a technical investigation of the Cheyenne refinery to determine if certain areas have been adversely impacted by past operational activities. Based upon the results of the investigation, additional remedial action could be required by a subsequent administrative order or permit.

   On March 21, 1995, we entered into an administrative consent order with the WDEQ that generally parallels the federal order and replaces the earlier Wyoming consent decree. Accordingly, the earlier consent decree was dismissed in an order entered March 21, 1995. The new consent decree eliminates some of the earlier consent decree's requirements, unifies state and federal regulatory expectations regarding site investigation and remediation and, consequently, helps to streamline certain of our current environmental obligations. The EPA withdrew the above- referenced September 24, 1990 federal order on March 19, 1997 in recognition of Wyoming's assumption of RCRA corrective action authority. In 1999, a scope of work for the site investigation was agreed upon with the WDEQ and work was initiated to determine the existence and extent of any historic soils contamination. At the same time, an understanding was reached with the WDEQ that any non-safety related on-site remedial activities identified could be scheduled subsequent to eventual facility closure. The ultimate cost of any environmental remediation projects that may be identified by the site investigation required by the new consent order cannot be reasonably estimated at this time.

   We received two notices of violation in December 1998 and June 1999 from the Air Quality Division of the WDEQ alleging violations of air quality standards and regulations at the Cheyenne refinery, including air emissions, record keeping, reporting and monitoring requirements. The WDEQ has referred the matters to the Wyoming state attorney general's office for action to recover penalties, and we are currently engaged in settlement negotiations. We do not believe any payments that may be required will have a material adverse effect on our financial condition, results of operations or business.

   El Dorado Refinery. The El Dorado refinery is subject to a 1988 consent order with the Kansas Department of Health and the Environment (KDHE). This order, including various subsequent modifications, requires the refinery to continue the implementation of a groundwater management program with oversight provided by the KDHE Bureau of Environmental Remediation. More specifically, the refinery must continue to operate the hydrocarbon recovery well systems and containment barriers at the site and conduct sampling from monitoring wells and surface water stations. Quarterly and annual reports must also be submitted to the KDHE. The order requires that remediation activities continue until KDHE-established groundwater criteria or other criteria agreed to by the KDHE and the refinery are met. Subject to the terms of the purchase and sale agreement, Equilon will be responsible for the costs of continued compliance with this order.

   The most recent National Pollutant Discharge Elimination System (NDES) permit issued to the El Dorado refinery requires, in part, the preparation and submittal of an engineering report identifying certain refinery wastewater treatment plant upgrades necessary to allow routine compliance with applicable discharge permit limits. In accordance with the provisions of the purchased and sale agreement, Equilon will be responsible for the first $2 million of any required wastewater treatment system upgrades. If required system upgrade costs exceed this amount, Equilon and

Frontier will share, based on a sliding scale percentage, up to another $3 million in upgrade costs. We have obtained a ten-year insurance policy with $25 million coverage for environmental liabilities, with a $500,000 deductible.
This insurance will reimburse us for losses related to some known and unknown preexisting conditions. Equilon and Frontier will share equally the initial premium costs of this policy. Subject to the terms of the purchase and sale agreement, Equilon will be responsible for up to $5 million in costs, in addition to Equilon's obligation for the wastewater treatment system upgrade, relating to safety, health and environmental conditions after closing arising from Equilon's operation of the El Dorado refinery that are not covered under the ten-year insurance policy.

   The EPA's National Enforcement Investigation Center (NEIC) conducted a multimedia environmental audit at the El Dorado refinery in 1996, with subsequent requests for additional information. As a result of this audit, the EPA recently advised Equilon of certain alleged violations of various regulatory requirements. In advance of instituting formal enforcement action against Equilon, the EPA has indicated a willingness to enter into a administrative settlement with Equilon. Equilon is currently negotiating with the EPA concerning settlement of this matter, and under the terms of the purchase and sale agreement, Equilon will be solely responsible for any fines, penalties or requirements resulting from the investigation or subsequent enforcement matters related to this investigation.

   Centennial Pipeline Regulation. We have a 34.72% undivided ownership interest in the Centennial pipeline. Conoco Pipe Line Company is the sole operator of the Centennial pipeline as well as the holder of the remaining ownership interest. The Centennial pipeline runs approximately 88 miles from Guernsey to Cheyenne, Wyoming. The Cheyenne refinery receives up to 25,000 barrels per day of crude oil feedstock through the Centennial pipeline. Under the terms of the operating agreement for the Centennial pipeline, the costs and expenses incurred to operate and maintain the Centennial pipeline are allocated to us on a combined basis, based on our throughput and our ownership interest. The Centennial pipeline is subject to numerous federal, state and local laws and regulations relating to the protection of health, safety and the environment.
We believe that the Centennial pipeline is operated in accordance with all applicable laws and regulations. We are not aware of any material pending legal proceedings to which the Centennial pipeline is a party.

Employees

   At December 31, 1999, we employed 708 full-time employees in the refining operations, 48 at the Houston and Denver offices, 263 at the Cheyenne refinery, and 397 at the El Dorado refinery. The Cheyenne refinery employees include 86 administrative and technical personnel and 177 union members. The El Dorado refinery employees include 123 administrative and technical personnel and 274 union members. The union members at our refineries are represented by seven bargaining units, the largest being the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) and the others being affiliated with the AFL-CIO . At the Cheyenne refinery, our current contract with PACE expires in July 2002 while our current contract with the AFL-CIO affiliated unions expires in June 2005. At the El Dorado refinery, our current contract with PACE expires in January 2002.

                          RISK FACTORS

We have significant indebtedness that may affect our ability to operate our business.

    As of December 31, 1999, we are highly leveraged. We have $283 million principal amount of total consolidated debt, and we may incur other indebtedness in the future, including additional borrowing under our $175 million credit facility. Our pro forma ratio of earnings to fixed charges for the year ended December 31, 1999 is 1.2:1.0.

   Our high level of indebtedness could have important consequences, such as:

   - limiting our ability to obtain additional financing to fund our working capital, expenditures, debt service requirements or for other purposes;

   - limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;

   - limiting our ability to complete with other companies who are not as highly leveraged; and

   - limiting our ability to react to changing market conditions, in our industry and in our customers' industries and economic downturns.

   Our ability to satisfy our debt obligations will depend upon our future operating performance. Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make payments on our debt obligations. If we cannot generate sufficient cash from operations to meet our other obligations, we may need to refinance or sell assets. We cannot assure you that our business will generate sufficient cash flow, or that we will be able to obtain sufficient funding, to make the payments required by all of our debt.

We depend upon our subsidiaries for cash to meet our debt obligations. Our ability to obtain cash from our subsidiaries may be restricted by our banks.

   We are a holding company. Our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Their ability to make any payments will depend on their earnings, the terms of their indebtedness, tax considerations and legal restrictions.

   Specifically, our subsidiaries are prohibited from transferring cash in the form of dividends, loans or advances when there are any cash advances outstanding under the credit facility or when there is a default or event of default under the credit facility. The credit facility includes certain financial covenant requirements relating to our working capital, tangible net worth and earnings before interest, taxes, depreciation and amortization. Borrowing under the credit facility also must be reduced to zero for at least five consecutive business days during each calendar year. If we do not do this, an event of default occurs under our credit facility. Accordingly, the existence of borrowing or a default or event of default under our credit facility could adversely affect our ability to have sufficient cash to pay our obligations.

We cannot assure you that we will be able to manage successfully our increased scope of operations resulting from the acquisition of the El Dorado refinery. We cannot assure you that the due diligence we conducted identified all of the material matters associated with the acquisition.

   We closed the acquisition of the El Dorado refinery on November 16, 1999, and as a consequence, we do not have a long operating history with respect to the El Dorado refinery. We expect the acquisition of the El Dorado refinery to triple our annual revenues. However, we cannot assure you that our management will be able to integrate the operations of the El Dorado refinery with our existing operations and manage them successfully on an ongoing basis. We retained all of the existing employees at the El Dorado refinery, but we can make no assurances that these employees will remain at the refinery.

   Additionally, although we conducted a due diligence investigation in connection with the acquisition, the scope of the investigation, particularly in light of the environmental and other matters investigated, was necessarily limited. The acquisition agreement provides for indemnification with respect to breaches of representations and warranties made therein and for additional indemnification, subject to certain terms, conditions and limitations, with respect to other matters. However, we cannot assure you that other material matters, not identified or fully determined in due diligence, will not subsequently be identified or that the matters identified will not prove to be more significant than currently expected, or that the indemnification provisions and monetary limits thereon associated with the acquisition will be sufficient to compensate us fully for any environmental or other losses resulting in the future.

Crude oil prices and refining margins significantly impact our cash flow and have fluctuated significantly in the past.

   Our cash flow from operations is primarily dependent upon producing and selling quantities of refined products at margins that are high enough to cover our fixed and variable expenses. In recent years, crude oil costs and crack spreads have fluctuated substantially. Factors that may affect crude oil costs and refined product prices include:

     - overall demand for crude oil and refined products;

     - general economic conditions;

     - the level of foreign and domestic production of crude oil and refined products;

     - the availability of imports of crude oil and refined products;

     - the marketing of alternative and competing fuels; and

     - the extent of government regulation.

   Crude oil supply contracts are generally short-term contracts with price terms that change as market prices change. Our crude oil requirements are supplied from sources that include:

     - major oil companies;

     - crude oil marketing companies;

     - large independent producers; and

     - smaller local producers.

   The prices we receive for our refined products are affected by:

     - global market dynamics;

     - product pipeline capacity;

     - local market conditions, and

     - the level of operations of other refineries in the Plains States and the Rocky Mountain region.

   The price at which we can sell gasoline and other refined products is strongly influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. However, if crude oil prices increase significantly, our operating margins would fall unless we could pass along these price increases to our customers. From time to time, we purchase forward crude oil supply contracts, but we generally have not hedged our refined product prices. However, we may in the future hedge refined product prices in some of the new markets served by the El Dorado refinery.

   In addition, our refineries maintain inventories of crude oil, intermediate products and refined products, the value of each of which is subject to rapid fluctuations in market prices. We acquired a substantial amount of crude oil, intermediate product and refined product inventory in connection with the acquisition of the El Dorado refinery. We record our inventories at the lower cost (as determined on a FIFO basis) or market price. As a result, a rapid and significant increase or decrease in the market prices for crude oil or refined products could have a significant short-term impact on our earnings and cash flow.

Our profitability is linked to the light/heavy crude oil price spread, which has recently declined and may continue to decline.

   Our profitability, particularly at the Cheyenne refinery, is linked to the price spread between light and heavy crude oil. We prefer to refine heavy crude oil because it provides a wider refining margin than does light crude. Accordingly, any tightening of the light/heavy spread will reduce our profitability. While the light/heavy spread widened from 1996 to early 1998, it has fallen since then. Beginning in early 1998, there was a substantial drop in crude oil prices, which depresses the spread by making it uneconomical for some production companies to produce heavy crude oil, which sells at a discount to light crude. Although crude oil prices increased during 1999, the light/heavy spread has been slow to widen. We cannot assure you that crude oil prices will remain at their current levels or that the light/heavy spread will increase.

Our refineries face operating hazards.

   All of our refining activities currently are conducted at the Cheyenne and El Dorado refineries, which are our principal assets. As a result, our operations are subject to significant interruption and our profitability impacted if either refinery experiences a major accident or fire, is damaged by severe weather or other natural disaster, or otherwise is forced to curtail its operation or shut down. If the Centennial pipeline, which runs from the Guernsey Station to the Cheyenne refinery or the Osage pipeline, which runs from the Cushing, Oklahoma hub to the El Dorado refinery, becomes inoperative, crude oil would have to be supplied to these refineries through an alternative pipeline of from additional tank trucks, which could hurt our business and profitability. In addition, despite our safety procedures, a major accident, fire or other event could damage either refinery or the environment or cause personal injuries. Although we maintain business interruption, property and other insurance against these risks in amounts that we believe are economically prudent, if either refinery experiences a major accident or fire or an interruption in supply or operations, our business could be materially adversely affected. In addition, our refineries consist of many processing units, a number of which have been in operation for a long time. Although we schedule down time for repair or "turnaround," for each unit every one to five years, we cannot assure you that one or more of the units will not require additional, unscheduled turnarounds for unanticipated maintenance or repairs.

As our commitment to Equiva under the refined product offtake agreement declines, we will have to find new customers for the gasoline and diesel fuel produced at the El Dorado refinery. We may not be able to do this successfully.

   We have entered into a 15-year refined product offtake agreement with Equiva. Under this agreement, Equiva will purchase most of the gasoline and diesel production of the of the El Dorado refinery at market-based prices. Initially, Equiva will purchase substantially all of the El Dorado refinery's production of these products. Beginning in 2000, we will retain and market a portion of the refinery's gasoline and diesel production. This portion will increase by 5,000 barrels per day each year for ten years, beginning at 5,000 barrels per day in 2000, rising to 50,000 barrels per day by 2009 and remaining at this level through the term of this agreement. Equiva will purchase substantially all gasoline and diesel production in excess of these amounts. Since we will have to market an increasing portion of the El Dorado refinery's gasoline and diesel production over the next ten years, we will have to find new customers for these refined products. These customers may be in markets that we have not previously sold to, and it may be difficult for us to find customers for these products.
If we can not find customers in locations convenient to the El Dorado refinery, our revenues and profits may be reduced.

Raw material supplies are uncertain.

   While we believe that an adequate supply of crude oil and other feedstocks will be available to our refineries to sustain our operations at current levels, we cannot assure you that this situation will continue. If additional supplemental crude oil becomes necessary, we may require the consent or cooperation of third parties and be subject to other conditions beyond our control. See "Business-Refining Operations-Crude Oil Supply."

We face substantial competition from other refining and pipeline companies.

   The refining industry is highly competitive. Many of our competitors are large, integrated, major or independent oil companies that, because of their more diverse operations, larger refineries and stronger capitalization, may be better than we are to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition at the wholesale level. Many of these competitors have financial and other resource substantially greater than ours. In addition, we are aware of several proposals or industry discussions regarding new or expanded refined product pipelines that if completed could impact portions of our marketing areas. The completion of any of these projects would increase competition by increasing the available capacity to transport refined products to the Plains States and Rocky Mountain region. See "Business-Refining Operations-Competition."

Our operating results are seasonal and generally are lower in the first and fourth quarters of the year.

   Demand for gasoline and asphalt products is higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. As a result, our operating results for the first and fourth calender quarters are generally lower than for those for the second and third quarters. Diesel demand has historically been more stable because two major east-west truck routes and two major railroads cross one of our principal marketing areas. However, reduced road construction and agricultural work during the winter months does somewhat depress demand for diesel in the winter months.

Our operations involve environmental risks that may require us to make substantial capital expenditures to remain in compliance or that could give rise to material liabilities.

   Our operations are subject to a variety of federal, state and local environmental laws and regulations governing the discharge of pollutants into the air and water, product specifications and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Environmental laws and regulations that affect our operations, processes and margins have become, and are becoming, increasingly stringent. Examples are the Clean Air Act Amendments of 1990 and the additional environmental regulations adopted by the United States Environmental Protection Agency (EPA) and state and local environmental agencies to implement the Clean Air Act Amendments. We cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed in the future or how existing or future laws or regulations will be administered or interrupted with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could adversely affect our financial position and results of operations and could require us to make substantial expenditures.
See "Business-Government Regulation- Environmental Matters."

   Our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. We cannot assure you that accidental discharges will not occur in the future, that future action will not be taken in connection with past discharges, that governmental agencies will assess penalties against us in connection with any past or future contamination, or that third parties will not assert claims against us for damages allegedly arising out of any past or future contamination. See "Business-Government Regulation-Environmental Matters."

We may have labor relations issues as some of our employees are represented by unions.

    The terms of our acquisition of the El Dorado refinery require us to offer employees at the El Dorado refinery benefits which are reasonably comparable to those they received from Equilon. If these employees do not believe that the benefits which we have offered them are reasonably comparable to Equilon's, we could experience labor relations problems, which could disrupt operations at the El Dorado refinery. We believe that our current relations with our employees are good. However, we cannot assure you that our employees will not strike at some time in the future or that such a strike would not adversely affect our operations. See "Business - Employees."

ITEM 2.         PROPERTIES

Refining Operations

   We own the 125 acre site of the Cheyenne refinery in Cheyenne, Wyoming and the 1,100 acre site of the El Dorado refinery in El Dorado, Kansas. The following tables sets forth each refinery's charges and yields since 1997:


Cheyenne Refinery:
Year Ended December 31,                             1999       1998       1997
                                                  --------   --------   --------

Charges (bpd)
 Light crude                                         4,678      2,174      3,162
 Heavy crude                                        32,223     32,303     31,967
 Other feed and blend stocks                         5,676      5,909      6,154
                                                  --------   --------   --------
   Total                                            42,577     40,386     41,283

Manufactured product yields (bpd)
 Gasoline                                           16,889     15,738     17,060
 Diesel                                             12,670     13,097     12,856
 Asphalt and other                                  11,842     10,236     10,200
                                                  --------   --------   --------
   Total                                            41,401     39,071     40,116

Total product sales (bpd)
 Gasoline                                           21,976     21,421     20,499
 Diesel                                             12,689     12,484     12,110
 Asphalt and other                                   9,894      8,797      7,949
                                                  --------   --------   --------
   Total                                            44,559     42,702     40,558

Operating margin information (per sales bbl) (1)
 Average sales price                              $  22.73   $  19.10   $  25.27
 Raw material, freight and other costs
  (FIFO inventory accounting)                        18.27      13.33      19.74
                                                  --------   --------   --------
   Product spread                                     4.46       5.77       5.53
 Refinery operating expenses excluding
  depreciation                                        2.77       3.02       3.05
 Depreciation                                          .71        .68        .61
                                                  --------   --------   --------
   Operating margin                               $    .98   $   2.07   $   1.87

Light/heavy crude spread (per bbl)                $   2.17   $   4.15   $   3.54

Average sales price (per sales bbl)
 Gasoline                                         $  26.12   $  21.52   $  28.83
 Diesel                                              24.78      19.90      27.22
 Asphalts and other                                  12.55      12.07      13.13



(1) Prior year data restated to conform to current year presentation.


El Dorado Refinery (Including preacquisition data):
Year Ended December 31,                             1999       1998       1997
                                                  --------   --------   --------

Charges (bpd)
 Light crude                                        27,192     26,132     42,132
 Heavy and intermediate crude                       76,408     70,441     51,583
 Other feed and blend stocks                        11,664     12,334     10,795
                                                  --------   --------   --------
   Total                                           115,264    108,907    104,510

Manufactured product yields (bpd)
 Gasoline                                           62,620     58,666     54,641
 Diesel and jet fuel                                38,946     36,652     36,047
 Chemicals                                           1,886      1,959      1,909
 Asphalt and other                                   9,163      9,303     10,258
                                                  --------   --------   --------
   Total                                           112,615    106,580    102,855

Total product sales (bpd)
 Gasoline                                           63,040     58,295     54,439
 Diesel and jet fuel                                33,422     36,789     35,860
 Chemicals                                           1,792      1,970      1,911
 Asphalt and other                                   9,659      9,359      9,749
                                                  --------   --------   --------
   Total                                           107,913    106,413    101,959

Operating margin information (per sales bbl)
 Average sales price                              $  23.52   $  18.35
 Raw material, freight and other costs
  (FIFO inventory accounting)                        18.63      13.75
                                                  --------   --------
   Product spread                                     4.89       4.60
 Refinery operating expenses excluding
  depreciation                                        3.65       3.80
 Depreciation, Frontier basis                          .26        .25
                                                  --------   --------
   Operating margin                               $    .98   $    .55

Average sales price (per sales bbl)
 Gasoline                                         $  23.86   $  18.84
 Diesel and jet fuel                                 26.00      17.63
 Chemicals                                           53.20      73.97
 Asphalts and other                                   7.25       6.47


Other Properties

   We lease approximately 6,500 square feet of office space in Houston for its corporate headquarters under a six and one half year lease expiring in October 2004 and approximately 18,000 square feet in Englewood, Colorado for its refining operations headquarters under a seven-year lease expiring in July 2002.

ITEM 3.  LEGAL PROCEEDINGS

   We are not a party to any material pending legal proceedings. We are a party to ordinary routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

   The information in the 1999 Annual Report to Shareholders under the heading "Common Stock" is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

   The information in the 1999 Annual Report to Shareholders under the heading "Five Year Financial Data" is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information in the 1999 Annual Report to Shareholders under the heading "Management's Discussion and Analysis" is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The information in the 1999 Annual Report to Shareholders under the heading "Market Risks" in incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements and the data contained in the 1999 Annual Report to Shareholders are incorporated herein by reference. See index to financial statements and supplemental data appearing under Item 14(a)1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III

   The information called for by Part III of this Form is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of its last fiscal year.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements and Supplemental Data                Page*


 Consolidated Statements of Operations                           16
 Consolidated Balance Sheets                                     17
 Consolidated Statements of Cash Flows                           18
 Consolidated Statements of Changes in Shareholders' Equity      19
 Notes to Consolidated Financial Statements                      20
 Report of Independent Public Accountants                        28
 Selected Quarterly Financial Data                               13

 *Reference to pages in the 1999 Annual Report to Shareholders (as published), which portions thereof are incorporated herein by reference.

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

*    4.2 -  Indenture dated as of November 12, 1999, among the Company and Chase
            Bank of Texas, National Association, as Trustee relating to the Company's 11-3/4% Senior Notes due 2009 (filed as Exhibit 4.1 to Form 8-K dated November 19, 1999).

*   10.1 -  Asset Purchase and Sale Agreement among Frontier El Dorado Refining
            Company, as buyer, Frontier Oil Corporation, as Guarantor and Equilon Enterprises LLC, as seller, dated as of October 19, 1999 (filed as Exhibit 10.1 to Form 8-K dated December 1, 1999).

*   10.2 -  Revolving Credit Agreement dated as of November 16, 1999 among
            Frontier Oil and Refining Company, as borrower, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and Paribas, as syndication agent and lead arranger (filed as Exhibit 10.2 to Form 8-K dated December 1, 1999).

*   10.3 -  Purchase and Sale Agreement, dated May 5, 1997, for the sale of
            Canadian oil and gas properties (filed as an Exhibit to From 8-K filed June 30, 1997).

*+  10.4 -  Frontier Oil Corporation 1999 Stock Plan (filed as Exhibit 99.1 to
            Registration Statement No 333-83971 dated July 29, 1999).

*+  10.5 -  The 1968 Incentive Stock Option Plan as amended and restated (filed as Exhibit 10.1 to Form 10-K dated December 31, 1987).

*+  10.6 -  The 1977 Stock Option Plan as amended and restated (filed as Exhibit
            10.2 to Form 10-K dated December 31, 1989).

*+  10.7 -  1995 Stock Grant Plan for Non-employee Directors (filed as Exhibit
            10.14 to Form 10-Q dated June 30, 1995). *+  10.8 -  Wainoco
            Deferred Compensation Plan dated October 29, 1993 (filed as Exhibit
            10.19 to Form 10-K dated December 31, 1994).

*+  10.9 -  Wainoco Deferred Compensation Plan for Directors dated May 1, 1994
            (filed as Exhibit 10.20 to Form 10-K dated December 31, 1994).

*+ 10.10 -  Executive Employment Agreement dated February 25, 1999 between the
            Company and James R. Gibbs (filed as Exhibit 10.01 to Form 10-Q dated March 31, 1999).

*+ 10.11 -  Executive Employment Agreement dated February 25, 1999 between the
            Company and Julie H. Edwards (filed as Exhibit 10.02 to Form 10-Q dated March 31, 1999).

*+ 10.12 -  Executive Employment Agreement dated February 25, 1999 between the
            Company and S. Clark Johnson (filed as Exhibit 10.03 to Form 10-Q dated March 31, 1999).

*+ 10.13 -  Executive Employment Agreement dated February 25, 1999 between the
            Company and J. Currie Bechtol (filed as Exhibit 10.04 to Form 10-Q dated March 31, 1999).

*+ 10.14 -  Executive Employment Agreement dated February 25, 1999 between the
            Company and Gerald B. Faudel (filed as Exhibit 10.05 to Form 10-Q dated March 31, 1999).

*+ 10.15 -  Executive Employment Agreement dated February 25, 1999 between the
            Company and Jon D. Galvin (filed as Exhibit 10.06 to Form 10-Q dated March 31, 1999). 12.1 - Computation of Ratio of Earnings to Fixed Charges.

    13.1 - Portions of the Company's 1999 Annual Report covering pages 9 through 28.

    21.1 -  Subsidiaries of the Registrant.

      23 -  Consent of Arthur Andersen LLP.

      27 -  Financial Data Schedule.

*  Asterisk indicates exhibits incorporated by reference as shown.
+  Plus indicates management contract or compensatory plan or arrangement.



(b)   Reports on Form 8-K

      A report on Form 8-K was filed on November 12, 1999.  This report included
      Item 5 for the reporting of Other Events.

      A report on Form 8-K was filed on November 19, 1999.  This report included
      Item 5 for the reporting of Other Events.

      A report on From 8-K was filed on December 1, 1999.  This report included
      Item 2 for the reporting of Acquisition or Disposition of Assets.

(c)   Exhibits

      The Company's 1999 Annual Report is available upon request. Shareholders of the Company may obtain a copy of any other exhibits to this Form 10-K at a charge of $.25 per page. Requests should be directed to:

      Larry Bell
      Corporate Communications
      Frontier Oil Corporation
      10000 Memorial Drive, Suite 600
      Houston, Texas 77024-3411

(d)   Schedules
      Report of Independent Public Accountants on Financial Statement Schedules:

To Frontier Oil Corporation:

   We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Frontier Oil Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 14, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP

Houston, Texas
February 14, 2000


Frontier Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
As of December 31,                                              Schedule I

(in thousands)

                                                          1999        1998
                                                       ---------   ---------

ASSETS
Current Assets:
   Cash and cash equivalents                           $  37,733   $  33,234
   Receivables                                             1,037         248
   Other current assets                                      384          51
                                                       ---------   ---------
      Total current assets                                39,154      33,533
                                                       ---------   ---------
Property, Plant and Equipment, at cost -
   Furniture, fixtures and other                           1,759         502
   Less - Accumulated depreciation                          (431)       (324)
                                                       ---------   ---------
                                                           1,328         178
Investment in Subsidiaries                               304,675     140,503
Other Assets                                              11,681       4,577
                                                       ---------   ---------

                                                       $ 356,838   $ 178,791
                                                       =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                    $      61   $     454
   Other accrued liabilities                               7,593       3,162
                                                       ---------   ---------
      Total current liabilities                            7,654       3,616
                                                       ---------   ---------
Deferred Income Taxes                                      2,694         421
Deferred Revenues and Other                                3,001       1,830
Payable to Affiliated Companies                           35,522      32,571
Long-Term Debt                                           257,286      70,000

Shareholders' Equity                                      50,681      70,353
                                                       ---------   ---------

                                                       $ 356,838   $ 178,791
                                                       =========   =========



The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries" are an integral part of these financial statements.


Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Operations
For the three years ended December 31,                       Schedule I

(in thousands)


                                                               1999        1998        1997
                                                            ---------   ---------   ---------

Revenues:
  Equity in earnings (loss) of subsidiaries                 $  (3,322)  $  27,655   $  22,707
  Other income                                                    622         (43)        645
                                                            ---------   ---------   ---------
                                                               (2,700)     27,612      23,352
                                                            ---------   ---------   ---------
Costs and Expenses:
  Selling and general expenses                                  3,637       2,433       2,472
  Depreciation, depletion and amortization                        108          79          71
                                                            ---------   ---------   ---------
                                                                3,745       2,512       2,543
                                                            ---------   ---------   ---------

Operating Income (Loss)                                        (6,445)     25,100      20,809
Interest Expense, net                                           8,751       6,132      12,997
                                                            ---------   ---------   ---------

Income (Loss) from Continuing
  Operations Before Income Taxes                              (15,196)     18,968       7,812
Provision (Benefit) for Income Taxes                            1,865         150           -
                                                            ---------   ---------   ---------

Income (Loss) From Continuing Operations                      (17,061)     18,818       7,812
                                                            ---------   ---------   ---------
Discontinued Operations:
  Income from oil and gas operations, net of taxes                  -           -       1,721
  Gain on disposal of Canadian oil and gas properties,
   net of taxes                                                     -           -      23,301
  Recognition of cumulative translation adjustment                  -           -      (9,862)
                                                            ---------   ---------   ---------

Income (Loss) Before Extraordinary Item                       (17,061)     18,818      22,792

Extraordinary Loss on Retirement of Debt, net of taxes              -       3,013       3,917
                                                            ---------   ---------   ---------

Net Income (Loss)                                           $ (17,061)  $  15,805   $  19,055
                                                            =========   =========   =========



The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries" are an integral part of these financial statements.


Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flow
For the three years ended December 31,                     Schedule I

(in thousands)


                                                               1999        1998        1997
                                                            ---------   ---------   ---------

Operating Activities
  Net income (loss)                                         $ (17,061)  $  15,805   $  19,055
  Equity in loss (earnings) of subsidiaries                     3,322     (27,655)    (22,707)
  Gain on disposal of Canadian oil and gas properties               -           -     (23,301)
  Recognition of cumulative translation adjustment                  -           -       9,862
  Extraordinary loss on retirement of debt                          -       3,013       3,917
  Depreciation, depletion and amortization                        108          79       3,919
  Deferred income taxes                                         1,915        (419)       (878)
  Other                                                         2,996       2,480      (3,232)
                                                            ---------   ---------   ---------
Net cash used by operating activities                          (8,720)     (6,697)    (13,365)
                                                            ---------   ---------   ---------

Investing Activities
  Additions to property, plant and equipment                   (1,258)        (34)     (3,333)
  Investment in subsidiaries                                 (172,627)          -           -
  Sale of Canadian oil and gas properties                           -           -      91,307
  Other                                                             -           -        (590)
                                                            ---------   ---------   ---------
Net cash provided by (used by) investing activities          (173,885)        (34)     87,384
                                                            ---------   ---------   ---------

Financing Activities
  Long-term borrowings:
     11-3/4% Senior Notes                                     187,268           -           -
     9-1/8% Senior Notes                                            -      70,000           -
     12% Senior Notes                                               -           -       2,000
  Payments of debt:
     12% Senior Notes, including premium                            -     (25,423)    (74,932)
     7-3/4% Convertible debentures, including premium               -     (45,971)          -
     Subordinated debentures                                        -           -      (7,500)
  Debt issuance costs                                          (6,260)     (2,575)          -
  Issuance of common stock                                        739         816       3,109
  Purchase of treasury stock                                   (3,361)     (2,933)          -
  Change in intercompany balances, net                          2,951        (162)        (53)
  Dividends paid to Parent                                      5,756      25,930      21,122
  Other                                                            11           -           -
                                                            ---------   ---------   ---------
Net cash provided by (used by) financing activities           187,104      19,682     (56,254)
Effect of exchange rate changes on cash                             -           -         (10)
                                                            ---------   ---------   ---------

Increase in cash and cash equivalents                           4,499      12,951      17,755
Cash and cash equivalents, beginning of period                 33,234      20,283       2,528
                                                            ---------   ---------   ---------

Cash and cash equivalents, end of period                    $  37,733   $  33,234   $  20,283
                                                            =========   =========   =========


The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries" are an integral part of these financial statements.

Frontier Oil Corporation
Notes to Condensed Financial Information of Registrant
December 31, 1999                                          Schedule I



(1)  General

  The accompanying condensed financial statements of Frontier Oil Corporation (Registrant) should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's 1999 Annual Report to Shareholders.

(2)  Sale of oil and gas properties

  On June 16, 1997, the Company completed the sale of all its Canadian oil and gas properties. The contract purchase price of C$133.6 million was adjusted from the January 1, 1997 effective date of the sale to June 16, 1997. Net proceeds after these adjustments, transaction expenses and severance costs were approximately C$126.7 million (US$91.3 million) as of June 16, 1997.

  Operating results for the Company's oil and gas operations are presented as discontinued operations.

(3)  Canadian tax assessment

   Prior to the sale of our Canadian oil and gas operations in June 1997, we conducted business in Canada. As a result of an audit in 1999 of our Canadian tax returns for the years 1995, 1996 and 1997 conducted by the Canada Customs and Revenue Agency (formerly Revenue Canada), we were assessed for approximately C$27 million of additional taxes. More than C$20 million of this assessment relates to certain foreign exploration and development expenditure deductions. The Department of Finance in Canada has drafted and released proposed legislation that would eliminate this portion of the assessment. Approximately C$5 million of the assessment relates to the deductibility of certain interest costs in 1995, which were not challenged by the Canada Customs and Revenue Agency in its audits of previous periods. Other deductions of approximately C$2 million comprise the balance of the assessment. We have filed a Notice of Objection to portions of the assessment totaling approximately C$25 million and additionally, are awaiting, as is the Canada Customs and Revenue Agency, the passing of legislation that will resolve the foreign exploration and development expenditure deduction portion of the assessment, before arguing the remaining assessment. We intend to vigorously contest the tax assessment and believe that we will be successful in our appeal, either at the regulatory level or before the Courts. While we acknowledge the uncertainties associated with tax disputes, management currently believes that this matter will be resolved without a material effect on our financial position or results of operations.

(4)  Long-term debt

  The components (in thousands) of long-term debt are as follows:


                                                           1999        1998
                                                        ---------   ---------

   11-3/4% Senior Notes, net of unamortized discount    $ 187,286   $       -
   9-1/8% Senior Notes                                     70,000      70,000
                                                        ---------   ---------
                                                        $ 257,286   $  70,000
                                                        =========   =========



(5)  Five-year maturities of long-term debt

  The 9-1/8% Senior Notes are due 2006 and the 11-3/4% Senior Notes are due 2009, until then there are no maturities of long-term debt.

                             SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.


                           FRONTIER OIL CORPORATION



                      By:  /s/ James R. Gibbs
                           ------------------------------------
                           James R. Gibbs
                           Chairman of the Board, President and
                           Chief Executive Officer
                           (chief executive officer)


Date: February 28, 2000


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Frontier Oil Corporation and in the capacities and on the date indicated.



/s/ James R. Gibbs                            /s/ G. Clyde Buck
------------------------------------          -------------------------------
James R. Gibbs                                G. Clyde Buck
Chairman of the Board, President and          Director
Chief Executive Officer and Director
(chief executive officer)



/s/ Julie H. Edwards                          /s/ Paul B. Loyd, Jr.
------------------------------------          -------------------------------
Julie H. Edwards                              Paul B. Loyd, Jr.
Senior Vice President - Finance and           Director
Chief Financial Officer
(principal financial officer)



/s/ Jon D. Galvin                             /s/ Derek A. Price
------------------------------------          -------------------------------
Jon D. Galvin                                 Derek A. Price
Vice President - Controller                   Director
(principal accounting officer)



/s/ Douglas Y. Bech                           /s/ Carl W. Schafer
------------------------------------          -------------------------------
Douglas Y. Bech                               Carl W. Schafer
Director                                      Director

Date: February 28, 2000