Form 10-Q
period 2000-03-31
FRONTIER OIL CORP /NEW/
filed 2000-05-03
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-Q



 [X]    Quarterly Report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934

              FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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


    Registrant's telephone number, including area code: (713)688-9600



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

     Registrant's number of common shares outstanding as of April 26, 2000: 27,491,324

                            FRONTIER OIL CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000


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



FORWARD-LOOKING STATEMENTS

      Statements in this Form 10-Q concerning us which are (1) projections of revenues, earnings, earnings per share, capital expenditures or other financial items, (2) statements of plans and objectives for future operations, including acquisitions, (3) statements of future economic performance, or (4) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations.

      All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.












Definitions of Terms

bbl(s) = barrel(s)
bpd = barrel(s) per day

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS


FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)


For the three months ended March 31,                                                2000               1999
                                                                                -----------         -----------


Revenues:
     Refined products                                                           $   447,601         $   55,945
     Other                                                                              206                272
                                                                                -----------         -----------
                                                                                    447,807             56,217
                                                                                -----------         -----------

Costs and Expenses:
     Refining operating costs                                                       437,744             54,441
     Selling and general expenses                                                     2,583              2,077
     Depreciation                                                                     5,669              2,841
                                                                                -----------         -----------
                                                                                    445,996             59,359
                                                                                -----------         -----------

Operating Income (Loss)                                                               1,811             (3,142)
Interest Expense, net                                                                 8,252              1,627
                                                                                -----------         -----------

Income (Loss) Before Income Taxes                                                    (6,441)            (4,769)
Provision (Benefit) For Income Taxes                                                   (359)                77
                                                                                -----------         -----------

Net Income (Loss)                                                               $    (6,082)        $   (4,846)
                                                                                ===========         ===========

Basic and Diluted Earnings (Loss) Per Share of Common Stock                     $      (.22)        $     (.18)
                                                                                ===========         ===========



The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)



March 31, 2000 and December 31, 1999                                                2000               1999
                                                                                -----------         -----------


ASSETS
Current Assets:
     Cash, including cash equivalents of
         $31,895 in 2000 and $35,771 in 1999                                    $    33,183         $   38,345
     Trade receivables, less allowance for doubtful
         accounts of $500 in 2000 and 1999                                           60,398             38,563
     Other receivables                                                               19,279             14,512
     Inventory of crude oil, products and other                                     128,384            100,359
     Other current assets                                                             1,500              1,211
                                                                                -----------         -----------
         Total current assets                                                       242,744            192,990
                                                                                -----------         -----------
Property, Plant and Equipment, at cost:
     Refineries and pipeline                                                        378,480            377,613
     Furniture, fixtures and other equipment                                          5,014              4,956
                                                                                -----------         -----------
                                                                                    383,494            382,569
         Less - Accumulated depreciation                                             74,907             69,261
                                                                                -----------         -----------
                                                                                    308,587            313,308


Other Assets                                                                         14,654             15,195
                                                                                -----------         -----------

                                                                                $   565,985         $  521,493
                                                                                ===========         ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   167,453         $  121,385
     Revolving credit facility                                                       23,000             26,000
     Accrued turnaround cost                                                         18,466              8,763
     Accrued liabilities and other                                                    4,758              6,554
     Accrued interest                                                                 9,455              5,456
                                                                                -----------         -----------
         Total current liabilities                                                  223,132            168,158
                                                                                -----------         -----------


Long-Term Debt                                                                      257,324            257,286
Long-Term Accrued Turnaround Cost                                                    14,605             20,685
Post-Retirement Employee Liabilities                                                 17,677             17,287
Deferred Credits and Other                                                            4,494              4,002
Deferred Income Taxes                                                                 3,512              3,394


Commitments and Contingencies


Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                 -                  -
     Common stock, no par, 50,000,000 shares authorized,
         28,797,434 and 28,542,330 shares issued in 2000 and 1999                    57,320             57,294
     Paid-in capital                                                                 88,133             87,028
     Retained earnings (deficit)                                                    (93,204)           (87,122)
     Treasury stock, 1,306,110 shares and 1,230,900 shares
         in 2000 and 1999                                                            (7,008)            (6,519)
                                                                                -----------         -----------
     Total Shareholders' Equity                                                      45,241             50,681
                                                                                -----------         -----------

                                                                                $   565,985         $  521,493
                                                                                ===========         ===========



The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)



For the three months ended March 31,                                                2000               1999
                                                                                -----------         -----------


OPERATING ACTIVITIES
Net income (loss)                                                               $    (6,082)        $   (4,846)
Depreciation                                                                          5,669              2,841
Deferred credits and other                                                              715                (62)
Change in working capital from operations                                            (1,166)           (10,574)
                                                                                -----------         -----------
     Net cash used in operating activities                                             (864)           (12,641)

INVESTING ACTIVITIES
Additions to property and equipment                                                  (1,887)            (1,914)
Other                                                                                     -               (250)
                                                                                -----------         -----------
     Net cash used in investing activities                                           (1,887)            (2,164)

FINANCING ACTIVITIES
Refining credit facility (repayments) borrowings                                     (3,000)             7,400
Issuance of common stock                                                              1,131                476
Purchase of treasury stock                                                             (489)            (3,143)
Other                                                                                   (53)               (56)
                                                                                -----------         -----------
     Net cash provided by financing activities                                       (2,411)             4,677
                                                                                -----------         -----------

Increase (decrease) in cash and cash equivalents                                     (5,162)           (10,128)
Cash and cash equivalents, beginning of period                                       38,345             33,589
                                                                                -----------         -----------
Cash and cash equivalents, end of period                                        $    33,183         $   23,461
                                                                                ===========         ===========


The accompanying notes are an integral part of these financial statements.


FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2000
(Unaudited)

1.      Financial statement presentation

Financial statement presentation
        The condensed consolidated financial statements include the accounts of Frontier Oil Corporation, a Wyoming Corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc., collectively referred to as Frontier or the Company. These financial statements have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.
        The Company is an independent energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the "refining operations"). The Company operates refineries ("the Refineries") in Cheyenne, Wyoming and El Dorado, Kansas with a total crude oil capacity of over 150,000 barrels per day. The Company focuses its marketing efforts in the Rocky Mountain and Plains States regions of the United States. The Company purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke.

Earnings per share
               Basic and diluted earnings per share have been computed based on the weighted average number of common shares outstanding and did not assume the exercise of stock option shares for the diluted computation as a loss from continuing operations was incurred. The basic and diluted average shares outstanding for the three months ended March 31, 2000 and 1999 were 27,398,019 and 27,589,539 respectively.

New accounting statement
        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
        Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).
        The Company is currently evaluating the provisions of Statement 133, but has not yet determined the impact it will have on its financial statements.

2.      Schedule of major components of inventory

                                                                                 March 31,       December 31,
                                                                                   2000              1999
                                                                              --------------    --------------
                                                                                       (in thousands)


Crude oil                                                                     $       33,909    $       24,852
Unfinished products                                                                   35,581            24,779
Finished products                                                                     42,748            35,582
Process chemicals                                                                      2,930             2,088
Repairs and maintenance supplies and other                                            13,216            13,058
                                                                              --------------    --------------
                                                                              $      128,384    $      100,359
                                                                              ==============    ==============


        Inventories of crude oil, other unfinished oils and all finished products are recorded at the lower of cost on a first in, first out (FIFO) basis or market.


3.      Unaudited pro forma information

        The El Dorado Refinery was acquired on November 16, 1999. The following is the unaudited pro forma financial information giving effect as if the El Dorado Refinery acquisition had occurred at the beginning of 1999.

                                                    For the Three Months Ended
(in thousands, except per share amounts)                  March 31, 1999
                                                          --------------
Revenues                                                    $ 203,007
Depreciation                                                    5,399
Operating income                                                6,184
Net loss                                                       (2,635)
Basic and diluted earnings (loss) per share                      (.10)

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS
  Three months ended March 31, 2000 compared with the same period in 1999

      The terms "Frontier" and "we" refer to Frontier Oil Corporation and its subsidiaries. On November 16, 1999, we acquired the 110,000 barrel per day crude oil refinery located in El Dorado, Kansas from Equilon Enterprises LLC ("Equilon"). Operating results for this refinery have been included in our financial information for the three months ended March 31, 2000, but not for the same period in 1999. Accordingly, absolute changes between periods are not and should not be expected to be comparable.
      We had a loss for the three months ended March 31, 2000 of $6.1 million, or $.22 per share, compared to a loss of $4.8 million, or $.18 per share, for the same period in 1999.
      Operating income increased $5.0 million in 2000 versus 1999 due to an increase in the refined product spread (revenues less material costs) of $35.4 million, offset by a decrease in other income of $66,000, increases in refining operating expenses of $27.1 million, selling and general costs of $506,000 and depreciation of $2.8 million.
     Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was higher in 2000 than in 1999, yet during both periods crude oil prices were increasing. The refined product spread was $3.44 per barrel in 2000 compared to $3.84 per barrel in 1999. The Cheyenne Refinery refined product spread was $3.95 per barrel in 2000 compared to $3.84 per barrel in 1999. The improved product spread was caused by improved light product margins, primarily in March 2000, inventory profits and an increase in the light/heavy spread, offset by the significant negative impact of higher crude oil prices on by-product margins. The El Dorado Refinery refined product spread was $3.25 per barrel in 2000 compared to $4.87 per barrel in 1999 on a pro forma basis. The El Dorado Refinery experienced extremely poor light product margins during January 2000 with margins recovering in February to seasonable levels and March gasoline margins being much improved. The 2000 refined product spread for El Dorado benefitted from inventory gains; however, both chemical and by-product margins were negatively impacted by high crude oil prices.
      Refined product revenues increased $391.7 million or 700% due to increased sales prices and increased sales volumes from the El Dorado Refinery acquisition. Average gasoline prices increased $16.25 per barrel, average diesel prices increased $16.25 per barrel and there was a 304% overall increase in sales volumes. Yields of gasoline increased 420% while yields of diesel increased 364% in 2000 compared to the same period in 1999.
      Other income decreased $66,000 to $206,000 in 2000 due to reduced processing fees.
      Refining operating costs increased $383.3 million or 704% from 1999 levels due to the El Dorado Refinery acquisition and increases in material, freight and other costs and refinery operating expenses. Material, freight and other costs per bbl increased 96% or $15.48 per bbl in 2000 primarily due to higher crude oil prices. The Cheyenne Refinery material, freight and other costs of $25.64 per barrel benefitted from an increased heavy crude oil utilization rate and an increased light/heavy spread. The heavy crude oil utilization rate expressed as a percentage of total crude oil increased to 92% in 2000 from 79% in 1999. The light/heavy spread doubled to average $3.88 per barrel in the first three months of 2000. Refining operating expense per barrel was $2.74 per barrel in 2000. The Cheyenne Refinery operating expense per barrel decreased $.43 per barrel to $2.97 per barrel in 2000 due to increased yields and lower maintenance and energy costs. The El Dorado Refinery operating expense was $2.66 per barrel in 2000. This is a decrease from the 1999 pro forma operating expense per barrel due to increased yields, decreases in refinery personnel and our lower overhead costs.
      Selling and general expenses increased $506,000 or 24% for the three months ended March 31, 2000 because of increased staffing needs and other costs for the El Dorado Refinery.
      Depreciation increased $2.8 million or 100% in the 2000 three-month period as compared to the same period in 1999 because of the El Dorado acquisition and increases in capital investment.
      The interest expense increase of $6.6 million or 407 % in 2000 was attributable to higher debt levels used to purchase the El Dorado Refinery. Average debt for the three months increased from $77 million in 1999 to $298 million in 2000.
      The income tax benefit for 2000 is for state deferred income taxes.

                   LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in operating activities was $864,000 and $12.6 million for the three months ended March 31, 2000 and 1999, respectively. Working capital changes required $1.2 million and $10.6 million of cash flows for the first three months of 2000 and 1999, respectively. During both 1999 and 2000, increases in receivables, inventory and payables occurred due to rising crude oil prices. Consistent with the seasonality of its business, the Company invests in working capital during the first half of the year and recovers working capital investment in the second half of the year. In addition to normal seasonality, in 1999, working capital cash flows used were greater than normal since inventory quantities of crude oil and intermediate products increased because of the March turnaround.
       At March 31, 2000, the Company had $33.2 million of cash and $77 million available under the its line of credit. The Company had working capital of $19.6 million at March 31, 2000.
       Additions to property and equipment in the first three months of 2000 of $1.9 million decreased $277,000 from the first three months in 1999. Capital expenditures of approximately $13.2 million are planned in 2000.

                                  REFINING OPERATING STATISTICAL INFORMATION



Consolidated:                                                                             Three Months Ended
                                                                                               March 31,
                                                                                                           Pro forma
                                                                                    2000         1999       1999(1)
                                                                                 ---------    ---------    ---------

Raw material input (bpd)
     Light crude                                                                   43,704         6,400       35,263
     Heavy and intermediate crude                                                  96,914        24,032       92,173
     Other feed and blend stocks                                                   15,627         5,946       13,649
                                                                                 ---------    ---------    ---------
         Total                                                                    156,245        36,378      141,085

Manufactured product yields (bpd)
     Gasoline                                                                      79,901        15,366       70,362
     Diesel and jet fuel                                                           50,544        10,886       46,925
     Asphalt                                                                        4,688         2,628        2,628
     Chemicals                                                                      1,874             -        2,418
     Other                                                                         16,698         6,024       15,998
                                                                                 ---------    ---------    ---------
         Total                                                                    153,705        34,904      138,331

Total product sales (bpd)
     Gasoline                                                                      85,053        21,390       75,316
     Diesel and jet fuel                                                           50,862        11,484       47,964
     Asphalt                                                                        2,861         2,494        2,494
     Chemicals                                                                      1,911             -        2,589
     Other                                                                         14,975         3,197       11,270
                                                                                 ---------    ---------    ---------
         Total                                                                    155,662        38,565      139,633

Operating margin information (per sales bbl) (2)
     Average sales price                                                         $  31.60     $   16.12
     Raw material, freight and other costs (FIFO inventory accounting)              28.16         12.28
                                                                                 ---------    ---------
         Product spread                                                              3.44          3.84
     Refinery operating expenses, excluding depreciation                             2.74          3.40
     Depreciation                                                                     .39           .81
                                                                                 ---------    ---------
         Operating margin                                                        $    .31     $    (.37)


Average West Texas Intermediate crude oil price at Cushing, OK                   $  29.72     $   12.79

Average sales price (per sales bbl)
     Gasoline                                                                    $  34.36     $   18.11
     Diesel and jet fuel                                                            33.24         16.99
     Asphalt                                                                        19.75         14.16
     Chemicals                                                                      54.96             -
     Other                                                                           9.66          1.27




(1) Includes El Dorado Refinery data.

(2) Prior year data restated to conform to current year presentation.



                                    REFINING OPERATING STATISTICAL INFORMATION


Cheyenne Refinery:                                                                    Three Months Ended
                                                                                           March 31,
                                                                                    2000               1999
                                                                                 ----------         ----------

Raw material input (bpd)
     Light crude                                                                      2,978              6,400
     Heavy crude                                                                     32,861             24,032
     Other feed and blend stocks                                                      5,284              5,946
                                                                                 ----------         ----------
         Total                                                                       41,123             36,378

Manufactured product yields (bpd)
     Gasoline                                                                        17,612             15,366
     Diesel                                                                          12,052             10,886
     Asphalt                                                                          4,688              2,628
     Other                                                                            5,409              6,024
                                                                                 ----------         ----------
         Total                                                                       39,761             34,904

Total product sales (bpd)
     Gasoline                                                                        21,105             21,390
     Diesel                                                                          12,160             11,484
     Asphalt                                                                          2,861              2,494
     Other                                                                            5,910              3,197
                                                                                 ----------         ----------
         Total                                                                       42,036             38,565

Operating margin information (per sales bbl) (1)
     Average sales price                                                        $     29.59         $    16.12
     Raw material, freight and other costs (FIFO inventory accounting)                25.64              12.28
                                                                                 ----------         ----------
         Product spread                                                                3.95               3.84
     Refinery operating expenses, excluding depreciation                               2.97               3.40
     Depreciation                                                                       .79                .81
                                                                                 ----------         ----------
         Operating margin (loss)                                                $       .19         $     (.37)

Light/heavy crude spread (per bbl)                                              $      3.88         $     1.94

Average sales price (per sales bbl)
     Gasoline                                                                   $     35.11         $    18.11
     Diesel                                                                           34.90              16.99
     Asphalt                                                                          19.75              14.16
     Other                                                                             3.74               1.27




(1) Prior year data restated to conform to current year presentation.

                                   REFINING OPERATING STATISTICAL INFORMATION


El Dorado Refinery (including preacquisition data for 1999):                          Three Months Ended
                                                                                           March 31,
                                                                                    2000               1999
                                                                                 ----------         ----------

Raw material input (bpd)
     Light crude                                                                     40,726             28,863
     Heavy and intermediate crude                                                    64,052             68,141
     Other feed and blend stocks                                                     10,343              7,702
                                                                                 ----------         ----------
         Total                                                                      115,121            104,706

Manufactured product yields (bpd)
     Gasoline                                                                        62,289             54,996
     Diesel and jet fuel                                                             38,492             36,039
     Chemicals                                                                        1,874              2,418
     Other                                                                           11,289              9,975
                                                                                 ----------         ----------
         Total                                                                      113,944            103,428

Total product sales (bpd)
     Gasoline                                                                        63,948             53,926
     Diesel and jet fuel                                                             38,702             36,479
     Chemicals                                                                        1,911              2,589
     Other                                                                            9,065              8,073
                                                                                 ----------         ----------
         Total                                                                      113,626            101,067

Operating margin information (per sales bbl)
     Average sales price                                                        $     32.34
     Raw material, freight and other costs (FIFO inventory accounting)                29.09
                                                                                 ----------
         Product spread                                                                3.25
     Refinery operating expenses, excluding depreciation                               2.66
     Depreciation                                                                       .25
                                                                                 ----------
         Operating margin                                                       $       .34


Average sales price (per sales bbl)
     Gasoline                                                                   $     34.11
     Diesel and jet fuel                                                              32.71
     Chemicals                                                                        54.96
     Other                                                                            13.52



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

                  (b) Reports on Form 8-K

                             A report  on Form  8-K/A was  filed on  January  5,
2000.
                  This report was an amendment to the Form 8-K filed on December 1, 1999. This report included Item 2 for the reporting of Acquisition or Disposition of Assets and Item7(a) and 7(b) for the reporting of Financial Statements of Business Acquired and Unaudited Pro Forma Financial Information.

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






Date: May 1, 2000