Form 10-Q
period 2000-06-30
FRONTIER OIL CORP /NEW/
filed 2000-08-01
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X]   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Registrant's number of common shares outstanding as of July 28, 2000: 27,687,454

                            FRONTIER OIL CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000


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

                         PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)


                                                            Six Months Ended            Three Months Ended
                                                                 June 30                      June 30
                                                          2000           1999           2000           1999
                                                       ----------     ----------     -----------    ----------

Revenues:
     Refined products                                  $  971,285     $  144,845     $   523,684    $   88,900
     Other                                                  1,351          1,638           1,145         1,366
                                                       ----------     ----------     -----------    ----------
                                                          972,636        146,483         524,829        90,266
                                                       ----------     ----------     -----------    ----------
Costs and Expenses:
     Refining operating costs                             911,054        134,136         473,310        79,695
     Selling and general expenses                           5,930          4,080           3,347         2,003
     Depreciation                                          11,358          5,735           5,689         2,894
                                                       ----------     ----------     -----------    ----------
                                                          928,342        143,951         482,346        84,592
                                                       ----------     ----------     -----------    ----------

Operating Income                                           44,294          2,532          42,483         5,674
Interest Expense, Net                                      16,745          3,291           8,493         1,664
                                                       ----------     ----------     -----------    ----------

Income (Loss) Before Income Taxes                          27,549           (759)         33,990         4,010
Provision for Income Taxes                                  1,728            173           2,087            96
                                                       ----------     ----------     -----------    ----------

Net Income (Loss)                                      $   25,821     $     (932)    $    31,903    $    3,914
                                                       ==========     ==========     ===========    ==========


Basic Earnings (Loss) Per Share
     of Common Stock:                                  $      .94     $     (.03)    $      1.16    $      .14
                                                       ==========     ==========     ===========    ==========

Diluted Earnings (Loss) Per Share
     of Common Stock:                                  $      .92     $     (.03)    $      1.13    $      .14
                                                       ==========     ==========     ===========    ==========



The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)


June 30, 2000 and December 31, 1999                                                 2000               1999
                                                                                -----------         ----------

ASSETS
Current Assets:
     Cash, including cash equivalents of
         $33,260 in 2000 and $35,771 in 1999                                    $    43,681         $   38,345
     Trade receivables, less allowance for doubtful
         accounts of $500 in 2000 and 1999                                           80,494             38,563
     Other receivables                                                                7,800             14,512
     Inventory of crude oil, products and other                                     136,609            100,359
     Other current assets                                                             1,526              1,211
                                                                                -----------         ----------
         Total current assets                                                       270,110            192,990
                                                                                -----------         ----------
Property, Plant and Equipment, at cost:
     Refineries and pipeline                                                        380,156            377,613
     Furniture, fixtures and other equipment                                          5,096              4,956
                                                                                -----------         ----------
                                                                                    385,252            382,569
         Less - Accumulated depreciation                                             80,596             69,261
                                                                                -----------         ----------
                                                                                    304,656            313,308

Other Assets                                                                         14,963             15,195
                                                                                -----------         ----------

                                                                                $   589,729         $  521,493
                                                                                ===========         ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   178,172         $  121,385
     Revolving credit facility                                                            -             26,000
     Accrued turnaround cost                                                         17,918              8,763
     Accrued liabilities and other                                                   15,153              6,554
     Accrued interest                                                                 5,195              5,456
                                                                                -----------         ----------
         Total current liabilities                                                  216,438            168,158
                                                                                -----------         ----------

Long-Term Debt                                                                      252,431            257,286
Long-Term Accrued Turnaround Cost                                                    16,478             20,685
Post-Retirement Employee Liabilities                                                 18,067             17,287
Deferred Credits and Other                                                            4,406              4,002
Deferred Income Taxes                                                                 3,924              3,394

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                 -                  -
     Common stock, no par, 50,000,000 shares authorized,
         28,991,564 and 28,542,330 shares issued in 2000 and 1999                    57,339             57,294
     Paid-in capital                                                                 88,946             87,028
     Retained earnings (deficit)                                                    (61,301)           (87,122)
     Treasury stock, 1,304,110 shares and 1,230,900 shares
         in 2000 and 1999                                                            (6,999)            (6,519)
                                                                                -----------         ----------
     Total Shareholders' Equity                                                      77,985             50,681
                                                                                -----------         ----------

                                                                                $   589,729         $  521,493
                                                                                ===========         ==========


The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)



For the six months ended June 30,                                                   2000               1999
                                                                                -----------         ----------

OPERATING ACTIVITIES
Net income (loss)                                                               $    25,821         $     (932)
Depreciation                                                                         11,358              5,735
Deferred credits and other                                                              793                135
Change in working capital from operations                                            (4,715)            (9,664)
                                                                                -----------         ----------
     Net cash provided by (used in) operating activities                             33,257             (4,726)

INVESTING ACTIVITIES
Additions to property and equipment                                                  (3,345)            (6,039)
Other                                                                                     -               (861)
                                                                                -----------         ----------
     Net cash used in investing activities                                           (3,345)            (6,900)

FINANCING ACTIVITIES
Refining credit facility (repayments) borrowings                                    (26,000)             4,200
Issuance of common stock                                                              1,963                627
Purchase of treasury stock                                                             (489)            (3,193)
Other                                                                                   (50)              (172)
                                                                                -----------         ----------
     Net cash (used in) provided by financing activities                            (24,576)             1,462
                                                                                -----------         ----------

Increase (decrease) in cash and cash equivalents                                      5,336            (10,164)
Cash and cash equivalents, beginning of period                                       38,345             33,589
                                                                                -----------         ----------
Cash and cash equivalents, end of period                                        $    43,681         $   23,425
                                                                                ===========         ==========



The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2000
(Unaudited)

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

Earnings per share
        Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share assumes the additional dilution for the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:


                                                           Six Months Ended            Three Months Ended
                                                               June 30                       June 30
                                                          2000          1999           2000           1999
                                                      ------------  ------------   ------------   ------------

     Basic                                             27,468,549     27,439,327      27,539,080    27,290,765
     Diluted                                           28,081,997     27,439,327      28,152,528    27,701,557


Derivative instruments and hedging activities
     The Company currently is utilizing derivative instruments to protect against price declines on foreign crude oil purchases and to fix margins on approximately 1.2 million barrels of gasoline to be sold in July, August and October of 2000. The Company accounts for its derivative contracts entered into to protect against price declines on foreign crude purchases under the hedge (or deferral) method of accounting. As such, gains or losses are recognized in refining operating costs when the associated transactions are consummated. The Company accounts for its derivative contracts to fix margins on a portion of the El Dorado refinery's gasoline production using mark to market accounting as such derivative contracts do not qualify for hedge accounting treatment because a high correlation with the hedged exposure currently does not exist. The Company recognized an $864,000 unrealized mark to market gain related to such contracts in the second quarter of 2000.
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.
     Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts.
     The Company does not expect the impact of Statement 133 to have a material effect on its result of operations based on its current derivative activity.

2.   Schedule of major components of inventory

                                                                                 June 30,        December 31,
                                                                                   2000              1999
                                                                              --------------    --------------
                                                                                       (in thousands)


Crude oil                                                                     $       44,945    $       24,852
Unfinished products                                                                   37,278            24,779
Finished products                                                                     38,638            35,582
Process chemicals                                                                      2,742             2,088
Repairs and maintenance supplies and other                                            13,006            13,058
                                                                              --------------    --------------
                                                                              $      136,609    $      100,359
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


                                                                                Six Months       Three Months
                                                                                   Ended             Ended
                                                                                 June 30,          June 30,
(in thousands, except per share amounts)                                           1999              1999
                                                                              --------------    --------------

Revenues                                                                      $      514,599    $      311,592
Depreciation                                                                          10,851             5,452
Operating income                                                                      35,226            29,042
Net income                                                                            16,829            19,464
Basic earnings per share                                                                 .61               .71
Diluted earnings per share                                                               .60               .70


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

                        RESULTS OF OPERATIONS

      The terms "Frontier" and "we" refer to Frontier Oil Corporation and its subsidiaries. On November 16,1999, we acquired the 110,000 barrels per day crude oil refinery located in El Dorado, Kansas from Equilon Enterprises LLC ("Equilon"). Operating results for this refinery have been included in our financial information for the six months and three months ended June 30, 2000, but not for the same period in 1999. Accordingly, absolute changes between periods are not and should not be expected to be comparable.

     Six months ended June 30, 2000 compared with the same period in 1999

      We had net income for the six months ended June 30, 2000 of $25.8 million, or $.92 per diluted share, compared to a loss of $932,000, or $.03 per share, for the same period in 1999.
      Operating income increased $41.8 million in 2000 versus 1999 due to an increase in the refined product spread (revenues less material costs) of $110.5 million, offset by a decrease in other income of $287,000 and increases in refining operating expenses of $61 million, selling and general costs of $1.9 million and depreciation of $5.6 million.
      Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was higher in 2000 than in 1999, yet during both periods crude oil prices were increasing. The refined product spread was $4.96 per barrel compared to $4.39 per barrel in 1999. The Cheyenne refinery refined product spread was $5.18 per barrel in 2000 compared to $4.39 per barrel in 1999. The improved product spread was due to improved light product margins, increased throughput, inventory profits and an increase in the light/heavy spread, offset by the negative impact of higher crude oil prices on by-product margins. The El Dorado refinery refined product spread was $4.86 per barrel in 2000. The El Dorado refinery experienced extremely poor light product margins during early 2000 with gasoline margins improving  from March on and  reaching  their  highest  point of the year during
June.
      Refined product revenues increased $826.4 million or 571% due to increased sales prices and increased sales volumes from the El Dorado Refinery acquisition. Average gasoline prices increased $15.70 per barrel, average diesel and jet fuel prices increased $14.28 per barrel and there was a 278% overall increase in sales volumes. Yields of gasoline increased 367% while yields of diesel and jet fuel increased 321% in 2000 compared to the same period in 1999.
      Other income decreased $287,000 to $1.4 million in 2000 due to receipts in 1999 of $635,000 in legal settlements and claims, sulfur credit sales of $311,000 in 1999 and reduced processing fees in 2000, offset by a $864,000 futures trading gain in 2000.
      Refining operating costs increased $776.9 million or 579% from 1999 levels due to the El Dorado refinery acquisition and increases in material, freight and other costs and refinery operating expenses. Material, freight and other costs per bbl increased 96% or $13.88 per bbl in 2000 primarily due to higher crude oil prices. The Cheyenne refinery material, freight and other costs of $26.07 per barrel benefitted from an increased heavy crude oil utilization rate and an increased light/heavy spread. The heavy crude oil utilization rate expressed as a percentage of total crude oil increased to 92% in 2000 from 87% in 1999. The light/heavy spread averaged $3.66 per barrel compared to $2.08 per barrel in the first six months of 1999. Refining operating expense per barrel was $2.88 per barrel in 2000. The Cheyenne refinery operating expense per barrel decreased $.29 per barrel to $2.71 per barrel in 2000 due to increased yields and lower maintenance costs. The El Dorado refinery operating expense was $2.95 per barrel in 2000. This is a decrease from the 1999 pro forma operating expense per barrel due to increased yields, decreases in refinery personnel and our lower overhead costs.
      Selling and general expenses increased $1.9 million or 45% for the six months ended June 30, 2000 because of increased staffing needs and other costs relating to the El Dorado refinery acquisition.
      Depreciation increased $5.6 million or 98% in the 2000 six-month period as compared to the same period in 1999 because of the El Dorado acquisition and increases in capital investments.
      The interest expense increase of $13.5 million or 409% in 2000 was attributable to higher debt levels used to purchase the El Dorado refinery.
Average debt for the six months increased from $78 million in 1999 to $302 million in 2000.

    Three months ended June 30, 2000 compared with the same period in 1999

      We had net income for the three months ended June 30, 2000 of $31.9 million, or $1.13 per diluted share, compared to income of $3.9 million, or $.14 per diluted share, for the same period in 1999.
      Operating income increased $36.8 million in 2000 versus 1999 due to an increase in the refined product spread (revenues less material costs) of $75.1 million, offset by a decrease in other income of $221,000 and increases in refining operating expenses of $33.9 million, selling and general costs of $1.3 million and depreciation of $2.8 million.
      Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was higher in 2000 than in 1999. The refined product spread was $6.38 per barrel compared to $4.86 per barrel in 1999. The Cheyenne refinery refined product spread was $6.19 per barrel in 2000 compared to $4.86 per barrel in 1999. The improved product spread was caused by improved light product margins, increased throughput and an increase in the light/heavy spread, offset by the negative impact of higher crude oil prices on by-product margins. The El Dorado refinery refined product spread was $6.47 per barrel in 2000. The El Dorado refinery experienced gasoline margins improving from March on and reaching their highest point of the year during June.
      Refined product revenues increased $434.8 million or 489% due to increased sales prices and increased sales volumes from the El Dorado Refinery acquisition. Average gasoline prices increased $15.48 per barrel, average diesel and jet fuel prices increased $12.71 per barrel and there was a 257% overall increase in sales volumes. Yields of gasoline increased 321% while yields of diesel and jet fuel increased 286% in 2000 compared to the same period in 1999.
      Other income decreased $221,000 to $1.2 million in 2000 due to receipts in 1999 of $635,000 in legal settlements and claims, sulfur credit sales of $311,000 in 1999, and reduced processing fees in 2000, offset by a $864,000 futures trading gain in 2000.
      Refining operating costs increased $393.6 million or 494% from 1999 levels due to the El Dorado refinery acquisition and increases in material, freight and other costs and refinery operating expenses. Material, freight and other costs per bbl increased 75% or $12.28 per bbl in 2000 primarily due to higher crude oil prices. The Cheyenne refinery material, freight and other costs of $26.43 per barrel benefitted from an increased light/heavy spread. The light/heavy spread averaged $3.44 per barrel compared to $2.21 per barrel in the three months of 1999. Refining operating expense per barrel was $3.01 per barrel in 2000. The Cheyenne refinery operating expense per barrel decreased $.16 per barrel to $2.50 per barrel in 2000 due to increased yields and lower maintenance and energy costs. The El Dorado refinery operating expense was $3.24 per barrel in 2000. This is a decrease from the 1999 pro forma operating expense per barrel due to decreases in refinery personnel and our lower overhead costs.
      Selling and general expenses increased $1.3 million or 67% for the three months ended June 30, 2000 because of increased staffing needs and other costs relating to the El Dorado refinery acquisition.
      Depreciation increased $2.8 million or 97% in the 2000 three-month period as compared to the same period in 1999 because of the El Dorado acquisition and increases in capital investments.
      The interest expense increase of $6.8 million or 410% in 2000 was attributable to higher debt levels used to purchase the El Dorado refinery. Average debt for the three months increased from $79 million in 1999 to $300 million in 2000.

                      LIQUIDITY AND CAPITAL RESOURCES

       Net cash provided by operating activities for the six months ended June 30, 2000 was $33.3 million compared to $4.7 million cash used by operating activities for the six months ended June 30, 1999. Working capital changes required $4.7 million and $9.7 million of cash flows for the first six months of 2000 and 1999, respectively. During both 1999 and 2000, increases in receivables, inventory and payables occurred due to rising crude oil prices. Consistent with the seasonality of our business, we invest in working capital during the first half of the year and recover working capital investment in the second half of the year.
       At June 30, 2000, we had $43.7 million of cash, $100 million available under our line of credit and working capital of $53.7 million. Our requirement under our revolving credit facility to maintain $25 million in cash through March 31, 2001 has been reduced to $12.5 million as we exceeded $40 million EBITDA (earnings before interest, taxes, depreciation and amortization) for the six months ended June 30, 2000. In addition, we had committed to purchase $5 million of 11 3/4% Senior Notes which were purchased in early July 2000.
       Additions to property and equipment in the first six months of 2000 of $3.3 million decreased $2.7 million from the first six months in 1999. Capital expenditures of approximately $13.2 million are planned in 2000.

       Market Risk - Derivative Instruments. In June, we entered into forward crack spread swap agreements with a reputable counterparty. The purpose of the crack spread swaps is to fix a gasoline margin on a portion of the El Dorado refinery's gasoline production. Swaps were completed on 15,000 bpd of gasoline for each of the months of July and August and 10,000 bpd of gasoline in October, 2000. The swap agreements do not qualify for hedge accounting treatment because a high correlation with the hedged exposure currently does not exist and, accordingly, we account for the swaps using mark to market accounting. As of June 30, 2000, we recorded an $864,000 unrealized gain on the swaps.

                     REFINING OPERATING STATISTICAL INFORMATION


Consolidated:                                                                             Three Months Ended
                                                                                                June 30,
                                                                                 -----------------------------------
                                                                                                           Pro forma
                                                                                   2000          1999       1999(1)
                                                                                 --------     ---------    ---------

Raw material input (bpd)
     Light crude                                                                   35,336         2,668       30,191
     Heavy and intermediate crude                                                 106,370        37,337      111,308
     Other feed and blend stocks                                                   13,515         5,095       18,077
                                                                                 --------     ---------    ---------
         Total                                                                    155,221        45,100      159,576

Manufactured product yields (bpd)
     Gasoline                                                                      74,074        17,600       81,241
     Diesel and jet fuel                                                           51,049        13,212       51,404
     Asphalt                                                                        7,444         7,484        7,484
     Chemicals                                                                      1,810             -        1,599
     Other                                                                         17,550         5,640       14,629
                                                                                 --------     ---------    ---------
         Total                                                                   151,927         43,936      156,357

Total product sales (bpd)
     Gasoline                                                                      82,275        22,558       89,704
     Diesel and jet fuel                                                           52,470        13,342       51,214
     Asphalt                                                                        8,393         6,085        6,085
     Chemicals                                                                      2,582             -        1,450
     Other                                                                         18,509         3,991       15,217
                                                                                 --------     ---------    ---------
         Total                                                                   164,229         45,976      163,670

Operating margin information (per sales bbl) (2)
     Average sales price                                                         $  35.04     $   21.24
     Raw material, freight and other costs (FIFO inventory accounting)              28.66         16.38
                                                                                 --------     ---------
         Product spread                                                              6.38          4.86
     Refinery operating expenses, excluding depreciation                             3.01          2.66
     Depreciation                                                                     .38           .68
                                                                                 --------     ---------
         Operating margin                                                        $   2.99     $    1.52


Average West Texas Intermediate crude oil price at Cushing, OK                   $  29.75     $   17.66

Average sales price (per sales bbl)
     Gasoline                                                                    $  40.19     $   24.71
     Diesel and jet fuel                                                            34.92         22.21
     Asphalt                                                                        25.29         19.46
     Chemicals                                                                      68.89             -
     Other                                                                          12.19          1.11


(1) Includes El Dorado Refinery data.

(2) Prior year data restated to conform to current year presentation.

                   REFINING OPERATING STATISTICAL INFORMATION



Consolidated:                                                                             Six Months Ended
                                                                                               June 30,
                                                                                 -----------------------------------
                                                                                                           Pro forma
                                                                                   2000          1999       1999(1)
                                                                                 --------     ---------    ---------

Raw material input (bpd)
     Light crude                                                                   39,520         4,524       32,713
     Heavy and intermediate crude                                                 101,642        30,721      101,793
     Other feed and blend stocks                                                   14,571         5,518       15,875
                                                                                 --------     ---------    ---------
         Total                                                                    155,733        40,763      150,381

Manufactured product yields (bpd)
     Gasoline                                                                      76,988        16,489       75,832
     Diesel and jet fuel                                                           50,796        12,055       49,177
     Asphalt                                                                        6,066         5,070        5,070
     Chemicals                                                                      1,842             -        2,006
     Other                                                                         17,124         5,831       15,310
                                                                                 --------     ---------    ---------
         Total                                                                    152,816        39,445      147,395

Total product sales (bpd)
     Gasoline                                                                      83,664        21,977       82,550
     Diesel and jet fuel                                                           51,666        12,418       49,598
     Asphalt                                                                        5,627         4,299        4,299
     Chemicals                                                                      2,247             -        2,016
     Other                                                                         16,742         3,596       13,254
                                                                                 --------     ---------    ---------
         Total                                                                    159,946        42,290      151,717

Operating margin information (per sales bbl) (2)
     Average sales price                                                         $  33.37     $   18.92
     Raw material, freight and other costs (FIFO inventory accounting)              28.41         14.53
                                                                                 --------     ---------
         Product spread                                                              4.96          4.39
     Refinery operating expenses, excluding depreciation                             2.88          3.00
     Depreciation                                                                     .38           .74
                                                                                 --------     ---------
         Operating margin                                                        $   1.70     $     .65


Average West Texas Intermediate crude oil price at Cushing, OK                   $  29.74     $   15.23

Average sales price (per sales bbl)
     Gasoline                                                                    $  37.22     $   21.52
     Diesel and jet fuel                                                            34.09         19.81
     Asphalt                                                                        23.89         17.93
     Chemicals                                                                      62.96             -
     Other                                                                          11.06          1.18


(1) Includes El Dorado Refinery data.

(2) Prior year data restated to conform to current year presentation.

                 REFINING OPERATING STATISTICAL INFORMATION


Cheyenne Refinery:

                                                                 Six Months Ended         Three Months Ended
                                                                     June 30,                  June 30,
                                                              -----------------------  -----------------------
                                                                2000          1999         2000         1999
                                                              ---------    ---------    ---------    ---------

Raw material input (bpd)
     Light crude                                                  3,084        4,524        3,190        2,668
     Heavy crude                                                 35,138       30,721       37,414       37,337
     Other feed and blend stocks                                  5,085        5,518        4,887        5,095
                                                              ---------    ---------    ---------    ---------
         Total                                                   43,307       40,763       45,491       45,100

Manufactured product yields (bpd)
     Gasoline                                                    17,776       16,489       17,939       17,600
     Diesel                                                      12,469       12,055       12,887       13,212
     Asphalt                                                      6,066        5,070        7,444        7,484
     Other                                                        5,671        5,831        5,933        5,640
                                                              ---------    ---------    ---------    ---------
         Total                                                   41,982       39,445       44,203       43,936

Total product sales (bpd)
     Gasoline                                                    22,284       21,977       23,462       22,558
     Diesel                                                      12,334       12,418       12,508       13,342
     Asphalt                                                      5,627        4,299        8,393        6,085
     Other                                                        6,166        3,596        6,421        3,991
                                                              ---------    ---------    ---------    ---------
         Total                                                   46,411       42,290       50,784       45,976

Operating margin information (per sales bbl) (1)
     Average sales price                                      $   31.25    $   18.92    $   32.62    $   21.24
     Raw material, freight and other costs (2)                    26.07        14.53        26.43        16.38
                                                              ---------    ---------    ---------    ---------
         Product spread                                            5.18         4.39         6.19         4.86
     Refinery operating expenses, excl depreciation                2.71         3.00         2.50         2.66
     Depreciation                                                   .72          .74          .66          .68
                                                              ---------    ---------    ---------    ---------
         Operating margin                                     $    1.75    $     .65    $    3.03    $    1.52


Light/heavy crude spread (per bbl)                            $    3.66    $    2.08    $    3.44    $    2.21

Average sales price (per sales bbl)
     Gasoline                                                 $   37.97    $   21.52    $   40.54    $   24.71
     Diesel                                                       35.78        19.81        36.62        22.21
     Asphalt                                                      23.89        17.93        25.29        19.46
     Other                                                         4.65         1.18         5.48         1.11


(1) Prior year data restated to conform to current year presentation.

(2) FIFO inventory accounting.

                    REFINING OPERATING STATISTICAL INFORMATION


El Dorado Refinery (including preacquisition data for 1999):


                                                                 Six Months Ended         Three Months Ended
                                                                     June 30,                   June 30,
                                                              -----------------------  -----------------------
                                                                2000          1999         2000         1999
                                                              ---------    ---------    ---------    ---------

Raw material input (bpd)
     Light crude                                                 36,436       28,189       32,147       27,523
     Heavy and intermediate crude                                66,505       71,072       68,956       73,971
     Other feed and blend stocks                                  9,485       10,357        8,627       12,982
                                                              ---------    ---------    ---------    ---------
         Total                                                  112,426      109,618      109,730      114,476

Manufactured product yields (bpd)
     Gasoline                                                    59,212       59,342       56,135       63,641
     Diesel and jet fuel                                         38,327       37,121       38,162       38,192
     Chemicals                                                    1,842        2,006        1,810        1,599
     Other                                                       11,453        9,479       11,617        8,988
                                                              ---------    ---------    ---------    ---------
         Total                                                  110,834      107,948      107,724      112,420

Total product sales (bpd)
     Gasoline                                                    61,380       60,572       58,812       67,145
     Diesel and jet fuel                                         39,332       37,179       39,962       37,871
     Chemicals                                                    2,247        2,016        2,582        1,450
     Other                                                       10,576        9,658       12,088       11,226
                                                              ---------    ---------    ---------    ---------
         Total                                                  113,535      109,425      113,444      117,692

Operating margin information (per sales bbl)
     Average sales price                                      $   34.23                 $   36.12
     Raw material, freight and other costs (1)                    29.37                     29.65
                                                              ---------                 ---------
         Product spread                                            4.86                      6.47
     Refinery operating expenses, excl depreciation                2.95                      3.24
     Depreciation                                                   .25                       .25
                                                              ---------                 ---------
         Operating margin                                     $    1.66                 $    2.98


Average sales price (per sales bbl)
     Gasoline                                                 $   36.95                 $   40.05
     Diesel and jet fuel                                          33.57                     34.39
     Chemicals                                                    62.96                     68.89
     Other                                                        14.80                     15.75



(1) FIFO inventory accounting.

                        PART II - OTHER INFORMATION

ITEM 1.            Legal Proceedings -
------

                   The Federal Trade Commission ("FTC") is investigating the causes of the sharp rises in gasoline prices in certain Midwest markets, particularly Chicago and Milwaukee, in the spring and early summer of this year. In late July, the Company received a subpoena and a civil investigative demand from the FTC requesting certain documents and information relating primarily to the sale of products in Petroleum Administration for Defense District II ("PADD II"). Based on the FTC's Interim Report dated July 28, 2000, the Company has learned that it received the requests as part of the second round of subpoenas to refiners and that the entities who own or control the pipelines serving the Midwest market received subpoenas as well. We are in the process of responding to the FTC's requests. Based on our limited involvement in selling products in PADD II, management believes that this investigation will not result in any material impact on the Company's financial position or results of operations.


ITEM 2.            Changes in Securities -
------

                   There have been no changes in the constituent instruments defining the rights of the holders of any class of registered securities during the current quarter.

ITEM 3.            Defaults Upon Senior Securities -
------

                   None.

ITEM 4.            Submission of Matters to a Vote of Security Holders -
------

                   The annual meeting of the registrant was held April 27, 2000 with the shareholders approving the proposals for the election of six directors, a new stock option plan and the appointment of the Company's auditors.

ITEM 5.            Other Information -
------

                   None.

ITEM 6.            Exhibits and Reports on Form 8-K -
------

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


                                       FRONTIER OIL CORPORATION




                                       By:  /s/Jon D. Galvin
                                            ----------------------------
                                            Jon D. Galvin
                                            Vice President - Controller






Date: August 1, 2000