Form 10-Q
period 2000-09-30
FRONTIER OIL CORP /NEW/
filed 2000-11-01
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

Registrant's number of common shares outstanding as of October 27, 2000: 27,310,108

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2000

INDEX

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
--------------------

bbl(s) = barrel(s)
bpd = barrel(s) per day

PART I - FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

                                                           Nine Months Ended            Three Months Ended
                                                              September 30                  September 30
                                                          2000           1999           2000           1999
                                                     ------------     ----------     -----------    ----------

Revenues:
     Refined products                                $  1,502,180     $  261,098     $   530,895    $  116,253
     Other                                                  4,532          1,829           3,181           191
                                                     ------------     ----------     -----------    ----------
                                                        1,506,712        262,927         534,076       116,444
                                                     ------------     ----------     -----------    ----------
Costs and Expenses:
     Refining operating costs                           1,417,192        235,111         506,138       100,975
     Selling and general expenses                           9,578          6,331           3,648         2,251
     Depreciation                                          17,113          8,706           5,755         2,971
                                                     ------------     ----------     -----------    ----------
                                                        1,443,883        250,148         515,541       106,197
                                                     ------------     ----------     -----------    ----------

Operating Income                                           62,829         12,779          18,535        10,247
Interest Expense, Net                                      24,411          4,971           7,666         1,680
                                                     ------------     ----------     -----------    ----------

Income Before Income Taxes                                 38,418          7,808          10,869         8,567
Provision for Income Taxes                                  2,486            382             758           209
                                                     ------------     ----------     -----------    ----------

Net Income                                           $     35,932     $    7,426     $    10,111    $    8,358
                                                     ============     ==========     ===========    ==========

Basic Earnings Per Share
     of Common Stock:                                $       1.31     $      .27     $       .37    $      .31
                                                     ============     ==========     ===========    ==========

Diluted Earnings Per Share
     of Common Stock:                                $       1.29     $      .27     $       .36    $      .30
                                                     ============     ==========     ===========    ==========

The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

-------------------------------------------------------------------------------------------------------------------

September 30, 2000 and December 31, 1999                                            2000               1999

-------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
     Cash, including cash equivalents of
         $64,631 in 2000 and $35,771 in 1999                                    $    65,852         $   38,345
     Trade receivables, less allowance for doubtful
         accounts of $306 in 2000 and $500 in 1999                                   76,828             38,563
     Other receivables                                                               13,274             14,512
     Inventory of crude oil, products and other                                     150,483            100,359
     Other current assets                                                             1,714              1,211
                                                                                -----------         ----------
         Total current assets                                                       308,151            192,990
                                                                                -----------         ----------
Property, Plant and Equipment, at cost:
     Refineries and pipeline                                                        382,200            377,613
     Furniture, fixtures and other equipment                                          5,274              4,956
                                                                                -----------         ----------
                                                                                    387,474            382,569
         Less - Accumulated depreciation                                             86,351             69,261
                                                                                -----------         ----------
                                                                                    301,123            313,308

Other Assets                                                                         13,084             15,195
                                                                                -----------         ----------

                                                                                $   622,358         $  521,493
                                                                                ===========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   159,894         $  121,385
     Revolving credit facility                                                       45,800             26,000
     Accrued turnaround cost                                                         22,072              8,763
     Accrued liabilities and other                                                   16,447              6,554
     Accrued interest                                                                 8,997              5,456
                                                                                -----------         ----------
         Total current liabilities                                                  253,210            168,158
                                                                                -----------         ----------

Long-Term Debt                                                                      246,525            257,286
Long-Term Accrued Turnaround Cost                                                    12,822             20,685
Post-Retirement Employee Liabilities                                                 18,457             17,287
Deferred Credits and Other                                                            2,922              4,002
Deferred Income Taxes                                                                 3,738              3,394

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                 -                  -
     Common stock, no par, 50,000,000 shares authorized,
         29,174,004 and 28,542,330 shares issued in 2000 and 1999                    57,357             57,294
     Paid-in capital                                                                 89,616             87,028
     Retained earnings (deficit)                                                    (51,190)           (87,122)
     Treasury stock, 1,863,896 shares and 1,230,900 shares
         in 2000 and 1999                                                           (11,099)            (6,519)
                                                                                -----------         ----------
     Total Shareholders' Equity                                                      84,684             50,681
                                                                                -----------         ----------

                                                                                $   622,358         $  521,493
                                                                                ===========         ==========

-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the nine months ended September 30,                                             2000               1999
                                                                                -----------         ----------

OPERATING ACTIVITIES
Net income                                                                      $    35,932         $    7,426
Depreciation                                                                         17,113              8,706
Deferred credits and other                                                            1,043                (27)
Change in working capital from operations                                           (31,427)            (8,102)
                                                                                -----------         ----------
     Net cash provided by operating activities                                       22,661              8,003

INVESTING ACTIVITIES
Additions to property and equipment                                                  (5,966)            (8,113)
Other                                                                                     -               (861)
                                                                                -----------         ----------
     Net cash used in investing activities                                           (5,966)            (8,974)

FINANCING ACTIVITIES
Refining credit facility borrowings (repayments)                                     19,800             (3,800)
Repayments of debt:
     11-3/4% Senior Notes                                                            (5,000)                 -
     9-1/8% Senior Notes                                                             (2,000)                 -
Issuance of common stock                                                              2,651                739
Purchase of treasury stock                                                           (4,589)            (3,361)
Other                                                                                   (50)              (172)
                                                                                -----------         ----------
     Net cash provided by (used in) financing activities                             10,812             (6,594)
                                                                                -----------         ----------

Increase (decrease) in cash and cash equivalents                                     27,507             (7,565)
Cash and cash equivalents, beginning of period                                       38,345             33,589
                                                                                -----------         ----------
Cash and cash equivalents, end of period                                        $    65,852         $   26,024
                                                                                ===========         ==========

-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS

September 30, 2000 (Unaudited)

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

Earnings per share

Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share assumes the additional dilution for the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:
                                                           Nine Months Ended            Three Months Ended
                                                              September 30                  September 30
                                                          2000          1999           2000           1999
                                                      ------------  ------------   ------------   ------------

     Basic                                             27,481,483     27,394,338      27,507,070    27,305,828
     Diluted                                           27,905,196     27,790,546      28,164,760    28,083,659

New accounting statement

        In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after a transition date to be selected by the Company of either December 31, 1997 or December 31, 1998. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statements of operations, and requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

        The Company currently is utilizing derivative instruments to fix margins on approximately 10,000 bpd of gasoline to be sold in October 2000. The Company also has derivative instruments in place to sell unleaded gasoline as a hedge of butane inventory builds at the El Dorado refinery which will be drawn down from October 2000 through January 2001. The Company has a policy to use derivative contracts to protect against price declines on foreign crude oil purchases. Although at September 30, 2000, the Company had no outstanding derivative contracts to protect against price declines on foreign crude oil purchases, the Company currently believes that such derivative contracts which the Company may enter into will qualify for hedge accounting under SFAS No. 133. The Company’s derivative contracts to fix margins or hedge inventory currently do not qualify for hedge accounting and will not qualify for hedge accounting under SFAS No. 133.

        Based on the current derivatives contracts the Company has outstanding, the Company expects that the initial adoption of SFAS No. 133 on January 1, 2001 will not have a material effect on its result of operations.

2. Schedule of major components of inventory

                                                                               September 30,     December 31,
                                                                                   2000              1999
                                                                            ------------------------------------
                                                                                       (in thousands)

Crude oil                                                                     $       38,593    $       24,852
Unfinished products                                                                   54,349            24,779
Finished products                                                                     41,958            35,582
Process chemicals                                                                      2,561             2,088
Repairs and maintenance supplies and other                                            13,022            13,058
                                                                              --------------    --------------
                                                                              $      150,483    $      100,359
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

                                                                               Nine Months       Three Months
                                                                                   Ended             Ended
                                                                               September 30,     September 30,
(in thousands, except per share amounts)                                           1999              1999
                                                                            ------------------------------------

Revenues                                                                      $      900,346    $      385,747
Depreciation                                                                          16,380             5,529
Operating income                                                                      58,651            23,425
Net income                                                                            31,057            14,228
Basic earnings per share                                                                1.13               .52
Diluted earnings per share                                                              1.12               .51

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The terms "Frontier" and "we" refer to Frontier Oil Corporation and its subsidiaries. On November 16, 1999, we acquired the 110,000 barrel per day crude oil refinery located in El Dorado, Kansas from Equilon Enterprises LLC ("Equilon"). Operating results for this refinery have been included in our financial information for the nine months and three months ended September 30, 2000, but not for the same period in 1999. Accordingly, absolute changes between periods are not and should not be expected to be comparable. Note 3 of the Notes to Interim Financial Statements on the previous page presents summary pro forma information.

Nine months ended September 30, 2000 compared with the same period in 1999

      We had net income for the nine months ended September 30, 2000 of $35.9 million, or $1.29 per diluted share, compared to net income of $7.4 million, or $.27 per share, for the same period in 1999.

      Operating income increased $50.1 million in 2000 versus 1999 due to an increase in the refined product spread (revenues less material costs) of $155.4 million, an increase in other income of $2.7 million, offset by increases in refining operating expenses of $96.4 million, selling and general costs of $3.2 million and depreciation of $8.4 million.

      Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was higher in 2000 than in 1999, yet during both periods crude oil prices were increasing. The refined product spread was $4.92 per barrel in 2000 compared to $4.90 per barrel in 1999. The Cheyenne refinery refined product spread was $5.22 per barrel in 2000 compared to $4.90 per barrel in 1999. The improved product spread was due to improved light product margins, increased throughput, inventory profits and an increase in the light/heavy spread, offset by the negative impact of higher crude oil prices on by-product margins. The El Dorado refinery refined product spread was $4.81 per barrel in 2000. The El Dorado refinery experienced extremely poor light product margins during early 2000 with gasoline margins improving from March on, reaching their highest point of the year during June and then declining sharply due to an overcorrection during July and August, with an increase again in September.

      In June 2000, gasoline prices in the mid-continent increased dramatically. The gasoline produced from the El Dorado refinery received the benefit from the dramatic price increases. We believe that product shortages in the Chicago-Milwaukee area, higher gasoline demand, problems experienced by certain other refiners making reformulated gasoline (RFG) and pipeline restrictions were the reasons for the price increases. The Federal Trade Commission (FTC) is conducting an investigation of the high gasoline prices in the Chicago-Milwaukee and mid- continent areas. We are being investigated by the FTC and we are cooperating with the investigation. We do not believe we have engaged in any unfair methods of competition. The majority of our El Dorado refinery gasoline is sold to Equiva Trading Company, an affiliate of Equilon Enterprises LLC, at market prices. The Chicago-Milwaukee area is not our primary marketing area and we do not market RFG. Since June 30, 2000, gasoline supplies in the mid-continent have been able to eliminate the product shortfalls that had occurred in June.

      Refined product revenues increased $1.24 billion or 475% due to increased sales prices overall and increased sales volumes from the El Dorado Refinery acquisition. Average gasoline prices increased $13.13 per barrel, average diesel and jet fuel prices increased $12.88 per barrel and we experienced a 257% overall increase in sales volumes. Yields of gasoline increased 359% while yields of diesel and jet fuel increased 308% in 2000 compared to the same period in 1999.

      Other income increased $2.7 million to $4.5 million in 2000 due to a $2.1 million futures trading gain on inventories or future production, $1.1 million proceeds from the sale of excess catalyst platinum from the El Dorado refinery and insurance proceeds of $300,000, which was related to a business interruption at the El Dorado refinery in 2000. Other income in 1999 included $635,000 in legal settlements and claims.

      Refining operating costs increased $1.18 billion or 503% from 1999 levels due to the El Dorado refinery acquisition and increases in material, freight and other costs and refinery operating expenses. Material, freight and other costs per bbl increased 78% or $12.94 per bbl in 2000 primarily due to higher crude oil prices. The Cheyenne refinery material, freight and other costs of $27.80 per barrel benefitted from an increased heavy crude oil utilization rate and an increased light/heavy spread. The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil increased to 93% in 2000 from 88% in 1999. The light/heavy spread averaged $3.83 per barrel compared to $2.01 per barrel in the first nine months of 1999. Refining operating expense per barrel was $2.98 per barrel in 2000. The Cheyenne refinery operating expense per barrel decreased $.11 per barrel to $2.66 per barrel in 2000 due to increased yields and sales offset by higher natural gas costs. The El Dorado refinery operating expense was $3.11 per barrel in 2000. This is a decrease from the 1999 pro forma operating expense per barrel due to increased yields, decreases in refinery personnel and our lower overhead costs.

      Selling and general expenses increased $3.2 million or 51% for the nine months ended September 30, 2000 because of increased personnel and other costs relating to the El Dorado refinery acquisition.

      Depreciation increased $8.4 million or 97% in the 2000 nine-month period as compared to the same period in 1999 because of the El Dorado acquisition and increases in capital investments.

      The interest expense increase of $19.4 million or 391% in 2000 was attributable to higher debt levels used to purchase the El Dorado refinery. Average debt for the nine months increased from $76 million in 1999 to $301 million in 2000.

Three months ended September 30, 2000 compared with the same period in 1999

      We had net income for the three months ended September 30, 2000 of $10.1 million, or $.36 per diluted share, compared to net income of $8.4 million, or $.30 per diluted share, for the same period in 1999.

      Operating income increased $8.3 million in 2000 versus 1999 due to an increase in the refined product spread (revenues less material costs) of $44.9 million, an increase in other income of $3.0 million, offset by increases in refining operating expenses of $35.4 million, selling and general costs of $1.4 million and depreciation of $2.8 million.

      Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was higher in 2000 than in 1999. The refined product spread was $4.89 per barrel compared to $5.77 per barrel in 1999. The Cheyenne refinery refined product spread was $5.29 per barrel in 2000 compared to $5.77 per barrel in 1999. The lower product spread per barrel was caused by reduced throughputs, the negative impact of higher crude oil prices on by-product margins offset by improved diesel margins and an increase in the light/heavy spread. The El Dorado refinery refined product spread was $4.71 per barrel in 2000. The El Dorado refinery experienced gasoline margins declining sharply from June levels due to an overcorrection during July and August with an increase again in September.

      Refined product revenues increased $414.6 million or 357% due to increased sales prices overall and increased sales volumes from the El Dorado Refinery acquisition. Average gasoline prices increased $8.13 per barrel, average diesel and jet fuel prices increased $10.45 per barrel and there was a 222% overall increase in sales volumes. Yields of gasoline increased 343% while yields of diesel and jet fuel increased 285% in 2000 compared to the same period in 1999. Compared to 1999 pro forma results 2000 was weaker due to reduced throughput at the El Dorado refinery and higher crude prices overall which reduced by-product margins.

      Other income increased $3.0 million to $3.2 million in 2000 due to a $1.3 million futures trading gain on inventories or future production, $1.1 million proceeds from the sale of excess catalyst platinum from the El Dorado refinery, insurance proceeds of $300,000 and sulfur credit sales of $230,000 in 2000.

      Refining operating costs increased $405.2 million or 401% from 1999 levels due to the El Dorado refinery acquisition and increases in material, freight and other costs and refinery operating expenses. Material, freight and other costs per bbl increased 58% or $11.66 per bbl in 2000 primarily due to higher crude oil prices. The Cheyenne refinery material, freight and other costs of $31.16 per barrel benefitted from an increased light/heavy spread. The light/heavy spread averaged $4.16 per barrel compared to $1.89 per barrel in the three months of 1999. Refining operating expense per barrel was $3.18 per barrel in 2000. The Cheyenne refinery operating expense per barrel increased $.18 per barrel to $2.56 per barrel in 2000 due to higher natural gas costs. The El Dorado refinery operating expense was $3.44 per barrel in 2000. This is an increase from the 1999 pro forma operating expense per barrel due to reduced throughputs and higher natural gas costs offset by decreases in refinery personnel and our lower overhead costs.

      Selling and general expenses increased $1.4 million or 62% for the three months ended September 30, 2000 because of increased personnel and other costs relating to the El Dorado refinery acquisition.

      Depreciation increased $2.8 million or 94% in the 2000 three-month period as compared to the same period in 1999 because of the El Dorado acquisition and increases in capital investments.

      The interest expense increase of $6 million or 356% in 2000 was attributable to higher debt levels used to purchase the El Dorado refinery. Average debt for the three months increased from $73 million in 1999 to $288 million in 2000.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities for the nine months ended September 30, 2000 was $22.7 million compared to $8.0 million cash provided by operating activities for the nine months ended September 30, 1999. Working capital changes required $31.4 million and $8.1 million of cash flows for the first nine months of 2000 and 1999, respectively. During both 1999 and 2000, increases in receivables, inventory and payables occurred due to rising crude oil prices.

      At September 30, 2000, we had $65.9 million of cash and cash equivalents, $79.2 million available under our line of credit and working capital of $54.9 million. Our $175 million refining working capital credit facility has been amended to increase the maximum cash borrowings from $100 million to $125 million with the remaining capacity available for letters of credit. Our requirement under our revolving credit facility to maintain $25 million in cash through March 31, 2001 has been eliminated as we exceeded $50 million EBITDA (earnings before interest, taxes, depreciation and amortization) for the nine months ended September 30, 2000. In addition, we completed the purchase of $5 million of 11-3/4% Senior Notes in early July 2000, purchased $2 million of 9-1/8% Senior Notes in August 2000 and made a commitment in late September 2000 to purchase an additional $4 million of 11-3/4% Senior Notes, which was completed in early October 2000.

      Additions to property and equipment in the first nine months of 2000 of $6.0 million decreased $2.1 million from the first nine months in 1999. Capital expenditures of approximately $13.2 million are planned in 2000.

      We have resumed purchasing our common stock under a previously announced program authorized by our Board of Directors to repurchase up to three million shares to be held as treasury shares. Through December 1999, 1,097,400 shares of common stock had been purchased. Through September 2000, an additional 634,996 shares of common stock have been purchased for approximately $4.6 million, of which 489,800 were purchased on the open market.

      Market Risk - Derivative Instruments. In June, we entered into forward crack spread swap agreements with a reputable counterparty. The purpose of the crack spread swaps was to fix a gasoline margin on a portion of the El Dorado refinery's gasoline production. Swaps were completed on 15,000 bpd of gasoline for each of the months of July and August and 10,000 bpd of gasoline for October 2000. We account for the swaps using mark to market accounting. As of September 30, 2000, we had recorded a $1.6 million realized gain for the July and August swaps and a $368,000 unrealized gain on the October swap.

      In August and September, we entered into forward agreements for unleaded gasoline totaling 45,000 barrels in November 2000, 75,000 barrels for December 2000, 93,000 barrels for January 2001 and 47,000 barrels for February 2001 with a reputable counterparty. The purpose of these agreements is to use unleaded gasoline to hedge excess butane inventories at the El Dorado refinery which will be drawn down from October 2000 through January 2001. As of September 30, 2000 we had recorded a $154,000 unrealized gain on these open positions.

      During September 2000 we also hedged against excessive natural gas price increases by buying calls and selling puts for the November 2000 through March 2001 period by placing a costless collar for 38MMBTU Panhandle Eastern with a $6.50 to $4.29 range and for 9MMBTU CIG with a $6.50 to $4.00 range. As these positions qualify for hedge accounting, gains or losses, if any, on the costless collars will be recognized in the period when the corresponding natural gas is purchased.

REFINING OPERATING STATISTICAL INFORMATION

Consolidated:                                                                             Three Months Ended
                                                                                             September 30,
                                                                                 -----------------------------------
                                                                                                          Pro forma
                                                                                   2000          1999       1999(1)
                                                                                 --------     ---------  -----------
Raw material input (bpd)
     Light crude                                                                   30,514         4,316       46,207
     Heavy and intermediate crude                                                 116,670        35,840      103,047
     Other feed and blend stocks                                                   15,587         5,617       16,336
                                                                                 --------     ---------    ---------
         Total                                                                    162,771        45,773      165,590

Manufactured product yields (bpd)
     Gasoline                                                                      77,237        17,437       81,651
     Diesel and jet fuel                                                           50,441        13,115       54,843
     Asphalt                                                                       10,075         8,275        8,275
     Chemicals                                                                      1,665             -        2,062
     Other                                                                         19,544         5,396       15,593
                                                                                 --------     ---------    ---------
         Total                                                                    158,962        44,223      162,424

Total product sales (bpd)
     Gasoline                                                                      82,320        22,154       85,735
     Diesel and jet fuel                                                           50,270        12,934       54,990
     Asphalt                                                                        9,662        10,200       10,200
     Chemicals                                                                      1,672             -        1,801
     Other                                                                         13,848         3,696       14,684
                                                                                 --------     ---------    ---------
         Total                                                                    157,772        48,984      167,410

Operating margin information (per sales bbl) (2)
     Average sales price                                                         $  36.58     $   25.80
     Raw material, freight and other costs (FIFO inventory accounting)              31.69         20.03
                                                                                 --------     ---------
         Product spread                                                              4.89          5.77
     Refinery operating expenses, excluding depreciation                             3.18          2.38
     Depreciation                                                                     .39           .65
                                                                                 --------     ---------
         Operating margin                                                        $   1.32     $    2.74

Average West Texas Intermediate crude oil price at Cushing, OK                   $  32.69     $   21.52

Average sales price (per sales bbl)
     Gasoline                                                                    $  39.38     $   31.25
     Diesel and jet fuel                                                            38.78         28.33
     Asphalt                                                                        27.22         18.68
     Chemicals                                                                      74.93             -
     Other                                                                          13.77          3.91

(1) Includes El Dorado Refinery data.

(2) Prior year data restated to conform to current year presentation.

REFINING OPERATING STATISTICAL INFORMATION

Consolidated:                                                                            Nine Months Ended
                                                                                            September 30,
                                                                                 -----------------------------------
                                                                                                          Pro forma
                                                                                   2000          1999       1999(1)
                                                                                 --------     ---------  -----------
Raw material input (bpd)
     Light crude                                                                   36,496         4,454       37,260
     Heavy and intermediate crude                                                 106,688        32,446      102,216
     Other feed and blend stocks                                                   14,912         5,552       16,030
                                                                                 --------     ---------    ---------
         Total                                                                    158,096        42,452      155,506

Manufactured product yields (bpd)
     Gasoline                                                                      77,072        16,809       77,793
     Diesel and jet fuel                                                           50,677        12,412       51,086
     Asphalt                                                                        7,412         6,150        6,150
     Chemicals                                                                      1,783             -        2,025
     Other                                                                         17,936         5,684       15,405
                                                                                 --------     ---------    ---------
         Total                                                                    154,880        41,055      152,459

Total product sales (bpd)
     Gasoline                                                                      83,213        22,037       83,623
     Diesel and jet fuel                                                           51,197        12,592       51,415
     Asphalt                                                                        6,982         6,288        6,288
     Chemicals                                                                      2,054             -        1,944
     Other                                                                         15,770         3,630       13,736
                                                                                 --------     ---------    ---------
         Total                                                                    159,216        44,547      157,006

Operating margin information (per sales bbl) (2)
     Average sales price                                                         $  34.43     $   21.47
     Raw material, freight and other costs (FIFO inventory accounting)              29.51         16.57
                                                                                 --------     ---------
         Product spread                                                              4.92          4.90
     Refinery operating expenses, excluding depreciation                             2.98          2.77
     Depreciation                                                                     .39           .71
                                                                                 --------     ---------
         Operating margin                                                        $   1.55     $    1.42

Average West Texas Intermediate crude oil price at Cushing, OK                   $  30.72     $   17.32

Average sales price (per sales bbl)
     Gasoline                                                                    $  37.94     $   24.81
     Diesel and jet fuel                                                            35.64         22.76
     Asphalt                                                                        25.44         18.34
     Chemicals                                                                      66.23             -
     Other                                                                          11.86          2.12

(1) Includes El Dorado Refinery data.

(2) Prior year data restated to conform to current year presentation.

REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:

                                                                Nine Months Ended         Three Months Ended
                                                                  September 30,               September 30,
                                                            -----------------------------------------------------
                                                                2000          1999         2000         1999
                                                              --------      --------     --------     --------

Raw material input (bpd)
     Light crude                                                  2,718        4,454        1,995        4,316
     Heavy crude                                                 36,318       32,446       38,655       35,840
     Other feed and blend stocks                                  4,848        5,552        4,378        5,617
                                                              ---------    ---------    ---------    ---------
         Total                                                   43,884       42,452       45,028       45,773

Manufactured product yields (bpd)
     Gasoline                                                    17,573       16,809       17,170       17,437
     Diesel                                                      12,215       12,412       11,713       13,115
     Asphalt                                                      7,412        6,150       10,075        8,275
     Other                                                        5,315        5,684        4,611        5,396
                                                              ---------    ---------    ---------    ---------
         Total                                                   42,515       41,055       43,569       44,223

Total product sales (bpd)
     Gasoline                                                    22,408       22,037       22,653       22,154
     Diesel                                                      12,265       12,592       12,129       12,934
     Asphalt                                                      6,982        6,288        9,662       10,200
     Other                                                        5,025        3,630        2,769        3,696
                                                              ---------    ---------    ---------    ---------
         Total                                                   46,680       44,547       47,213       48,984

Operating margin information (per sales bbl) (1)
     Average sales price                                      $   33.02    $   21.47    $   36.45    $   25.80
     Raw material, freight and other costs (2)                    27.80        16.57        31.16        20.03
                                                              ---------    ---------    ---------    ---------
         Product spread                                            5.22         4.90         5.29         5.77
     Refinery operating expenses, excl depreciation                2.66         2.77         2.56         2.38
     Depreciation                                                   .72          .71          .71          .65
                                                              ---------    ---------    ---------    ---------
         Operating margin                                     $    1.84    $    1.42    $    2.02    $    2.74

Light/heavy crude spread (per bbl)                            $    3.83    $    2.01    $    4.16    $    1.89

Average sales price (per sales bbl)
     Gasoline                                                 $   39.18    $   24.81    $   41.54    $   31.25
     Diesel                                                       37.29        22.76        40.35        28.33
     Asphalt                                                      25.44        18.34        27.22        18.68
     Other                                                         5.62         2.12         9.92         3.91

(1) Prior year data restated to conform to current year presentation.

(2) FIFO inventory accounting.

REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery (including preacquisition data for 1999):

                                                                Nine Months Ended         Three Months Ended
                                                                  September 30,              September 30,
                                                             ---------------------------------------------------
                                                                2000          1999         2000         1999
                                                              --------      --------     --------     --------

Raw material input (bpd)
     Light crude                                                 33,778       32,807       28,519       41,891
     Heavy and intermediate crude                                70,369       69,770       78,016       67,207
     Other feed and blend stocks                                 10,064       10,479       11,209       10,719
                                                              ---------    ---------    ---------    ---------
         Total                                                  114,211      113,056      117,744      119,817

Manufactured product yields (bpd)
     Gasoline                                                    59,499       60,984       60,067       64,214
     Diesel and jet fuel                                         38,462       38,674       38,728       41,729
     Chemicals                                                    1,783        2,025        1,665        2,062
     Other                                                       12,621        9,721       14,932       10,197
                                                              ---------    ---------    ---------    ---------
         Total                                                  112,365      111,404      115,392      118,202

Total product sales (bpd)
     Gasoline                                                    60,805       61,586       59,666       63,581
     Diesel and jet fuel                                         38,932       38,823       38,141       42,057
     Chemicals                                                    2,054        1,944        1,672        1,801
     Other                                                       10,745       10,106       11,079       10,988
                                                              ---------    ---------    ---------    ---------
         Total                                                  112,536      112,459      110,558      118,427

Operating margin information (per sales bbl)
     Average sales price                                      $   35.02                 $   36.63
     Raw material, freight and other costs (1)                    30.21                     31.92
                                                              ---------                 ---------
         Product spread                                            4.81                      4.71
     Refinery operating expenses, excl depreciation                3.11                      3.44
     Depreciation                                                   .25                       .26
                                                              ---------                 ---------
         Operating margin                                     $    1.45                 $    1.01

Average sales price (per sales bbl)
     Gasoline                                                 $   37.48                 $   38.57
     Diesel and jet fuel                                          35.12                     38.28
     Chemicals                                                    66.23                     74.93
     Other                                                        14.77                     14.73

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

                   None.

ITEM 5.     Other Information -

                   None.

ITEM 6.     Exhibits and Reports on Form 8-K -

                  (a) Exhibits

                  10.01 - Executive Employment Agreement dated July 17, 2000 between the Company and W. Reed Williams.
                  10.02 - First Amendment to Revolving Credit Agreement and Guaranty dated September 20,
                          2000 among Frontier Oil and Refining Company, the lenders named therein,
                          Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and BNP Paribas, as syndication agent and lead arranger.
                    27  - Financial Data Schedule

                  (b) Reports on Form 8-K

                  None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER OIL CORPORATION By: /s/Julie H. Edwards ________________________________________ Julie H. Edwards Executive Vice President - Finance & Administration

Date: November 1, 2000