Form 10-K
period 2000-12-31
FRONTIER OIL CORP /NEW/
filed 2001-03-07
CIK 110430

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2000
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

Registrant’s telephone number, including area code: (713) 688-9600

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

Yes [X]   No . . .

Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.{X}

As of February 28, 2001 there were 26,639,608 common shares outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of Frontier Oil Corporation held by nonaffiliates was approximately $162 million at that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2000 are incorporated by reference into Item 1 of Part 1 and Items 5 through 8 of Part II.

Portions of the Annual Proxy Statement for the year ended December 31, 2000 are incorporated by reference into Items 10 through 13 of Part III.

Table of Contents

Part I

Part II

Part III

Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships and Related Transactions

Part IV

Item 14.	Exhibits, Financial Statements Schedules, and Reports on Form 8-K

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
  actions of our customers and competitors;
  changes in the cost and availability of pipelines and other means of transporting feedstocks and products.
  state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;
  execution of planned capital projects;
  weather conditions affecting our operations or the areas in which our products are marketed;
  political developments in foreign countries;
  the conditions of the capital markets and equity markets during the periods covered by the forward looking statements;
  earthquakes or other natural disasters affecting operations;
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

PART 1

ITEM 1.    BUSINESS

Summary

      The terms “Frontier” and “we” as used in this Form 10-K refer to Frontier Oil Corporation and its subsidiaries, except where it is clear that those terms mean only the parent company. When we use the term “Rocky Mountain region,” we refer to the states of Colorado, Wyoming, Montana and Utah, and when we use the term “Plains States,” we refer to the states of Kansas, Nebraska, Iowa, Missouri, North Dakota and South Dakota.

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

      Cheyenne Refinery. Our Cheyenne refinery has a permitted crude capacity of 41,000 barrels per day. We market its refined products primarily in the eastern slope of the Rocky Mountain region, which encompasses eastern Colorado (including the Denver metropolitan area) and eastern Wyoming. The Cheyenne refinery has a coking unit, which allows the refinery to process up to 100% heavy crude oil for use as a feedstock. This ability to process heavy crude oil lowers our crude oil supply costs because heavy crude oil is generally less expensive than lighter types of crude oil. For the year ended December 31, 2000, heavy crude oil constituted approximately 94% of the Cheyenne refinery’s total crude oil charge. For the year ended December 31, 2000, the Cheyenne refinery’s product mix included gasoline (41%), diesel fuel (29%) and asphalt and other refined petroleum products (30%).

      El Dorado Refinery. The El Dorado refinery is one of the largest refineries in the Plains States and the Rocky Mountain region, with a crude capacity greater than 110,000 barrels per day. The El Dorado refinery can select from many different types of crude oil because of its direct access to the Cushing, Oklahoma hub which is connected by pipeline to the gulf coast. This access, combined with the El Dorado refinery’s complexity, gives it the flexibility to refine a wide variety of crude oils. In connection with our acquisition of the El Dorado refinery in late 1999 we entered into a 15-year refined product offtake agreement for gasoline and diesel production at this refinery with Equiva Trading Company, an affiliate of Equilon. The refined product offtake agreement will allow us to maximize the operating efficiency of the El Dorado refinery during the initial years of our ownership. As our commitments to Equilon under the refined product offtake agreement decline over the first ten years, we intend to market an increasing portion of the El Dorado refinery’s gasoline and diesel in the same markets in which Equilon currently sells the El Dorado refinery’s production, primarily the Denver and Kansas City metropolitan areas. We have also renewed a one-year foreign crude supply agreement with Equiva, which we may renew again after the current one-year term expires. For the year ended December 31, 2000, the El Dorado refinery’s product mix included gasoline (54%), diesel and jet fuel (35%) and chemicals and other refined petroleum products (11%).

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

      In addition to its petroleum refining operations, the El Dorado refinery includes a small petro-chemical complex. The primary products of the petro-chemical processes are phenol, acetone and toluene, the chemical building blocks for sandpaper adhesive, rubber belts, fiberglass insulation, high-impact plastics, plywood adhesive, medicines, cosmetics and other useful everyday items.

      Marketing and Distribution.

      Cheyenne Refinery. The primary market for the Cheyenne refinery’s refined products is the eastern slope area of the Rocky Mountain region, which includes Colorado and Wyoming. For the year ended December 31, 2000, we sold approximately 88% of the Cheyenne refinery’s gasoline sales volumes in Colorado and 9% in Wyoming. The Colorado market has experienced above-average growth in demand for gasoline over the past five years. For the year ended December 31, 2000, we sold approximately 27% of they Cheyenne refinery’s diesel sales volumes in Colorado and 57% in Wyoming. Because of the location of the Cheyenne refinery, we are able to sell a significant portion of its diesel product from a truck rack at the refinery, eliminating any transportation costs. The gasoline and remaining diesel produced by this refinery are primarily shipped via pipeline to terminals for distribution by truck or rail. Pipeline shipments from the Cheyenne refinery are handled mainly by the Kaneb pipeline, serving Denver and Colorado Springs, Colorado, and the Continental pipeline, serving Sidney, Nebraska.

      We sell refined products from our Cheyenne refinery to a broad base of independent retailers, jobbers and major oil companies. Refined product prices are determined by local market conditions at distribution centers known as “terminal racks.” The customer at a terminal rack typically supplies his own truck transportation. Prices at the terminal rack are posted daily by sellers. In the year ended December 31, 2000, approximately 80% of the Cheyenne refinery’s sales were made to its 25 largest customers. Occasionally, marketing volumes exceed the refinery’s production capabilities. In those instances, we purchase product in the spot market as needed.

      El Dorado Refinery. The primary markets for the El Dorado refinery’s refined products are Colorado and the Plains States, which include the Kansas City metropolitan area. The gasoline, diesel and jet fuel produced by the El Dorado refinery are primarily shipped via pipeline to terminals for distribution by truck or rail. Pipeline shipments from the El Dorado refinery are handled mainly by the Kaneb pipeline serving the northern Plains States, the Chase pipeline, serving Denver, the Williams pipeline, serving Kansas City, Carthage, Missouri and Des Moines, Iowa and the KCPL pipeline, serving Kansas City.

      In connection with our late 1999 refinery acquisition we entered into a 15-year refined product offtake agreement with Equiva. For the year ended December 31, 2000, Equiva was the El Dorado refinery’s largest customer. Under the agreement, Equiva will purchase gasoline, diesel and jet fuel produced by the El Dorado refinery at market-based prices. Initially, Equiva will purchase substantially all of the El Dorado refinery’s production of these products pursuant to monthly quantity estimates we make. Beginning in 2000, we retained and marketed a portion of the refinery’s gasoline and diesel production. This portion will increase 5,000 barrels per day each year for ten years, beginning at 5,000 barrels per day in 2000 rising to 50,000 barrels per day in 2009 and remaining at that level through the term of the agreement. Equiva will continue to purchase all jet fuel production for the first five years of the agreement, but thereafter, we can market all of the El Dorado refinery’s jet fuel production. The agreement will allow us to focus on maximizing the operating efficiency of our El Dorado refinery during the initial years of our ownership. As our sales to Equiva under this agreement decrease, we intend to sell the gasoline and diesel produced by the El Dorado refinery in the same markets as Equilon currently does, as described above.

      Competition.

      Cheyenne Refinery. The most competitive market for the Cheyenne refinery is the Denver metropolitan area. Other than the Cheyenne refinery, four principal refineries serve the Denver market: Sinclair Oil Company, which has a 65,000 barrel per day refinery near Rawlins, Wyoming and a 22,000 barrel per day refinery in Casper, Wyoming; Ultramar Diamond Shamrock Corporation (UDS), which has a 28,000 barrel per day refinery in Denver; and Conoco Inc., which has a 57,500 barrel per day refinery in Denver. Denver is also supplied by five product pipelines, including three from outside the region that enable refined products from other regions to be sold in the Denver market. Refined products shipped from other regions bear the burden of higher transportation costs.

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

      Crude Oil Supply.

      Cheyenne Refinery. In the year ended December 31, 2000, we obtained approximately 43% of the Cheyenne refinery’s crude oil charge from Wyoming, 51% from Canada and 6% from Colorado. During the same period, heavy crude oil constituted approximately 94% of the Cheyenne refinery’s total crude oil charge. Cheyenne is 88 miles southwest of Guernsey, Wyoming, the main hub and crude oil trading center for the Rocky Mountain region. We transport up to 25,000 barrels per day of the crude oil purchased at Guernsey to the Cheyenne refinery through the Centennial pipeline. Additional crude oil volumes are transported on an alternative pipeline. Ample quantities of heavy crude oil are available at Guernsey, including both locally produced Wyoming general sour and imported Canadian heavy crude oil, which is supplied by the Express pipeline, which runs from Hardisty, Alberta to Casper, Wyoming. The Cheyenne refinery’s ability to process up to 100% heavy crude oil feedstocks gives us a distinct advantage over the four other Eastern Slope refineries, none of which has the necessary upgrading capacity to process high volumes of heavy crude oil. Upgrading capacity is the ability to produce a higher yield of higher margin refined products, such as gasoline and diesel, than would otherwise be possible using heavy crude oil feedstock.

      We purchase crude oil for the Cheyenne refinery from a number of suppliers, including major oil companies, marketing companies and large and small independent producers, under arrangements which may contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year and are subject to periodic renegotiation.

      El Dorado Refinery. In the year ended December 31, 2000, we obtained approximately 59% of the El Dorado refinery’s crude oil charge from Texas, 19% from Kansas, 16% from Latin America and 6% from other sources. El Dorado is 125 miles north of Cushing, Oklahoma, the location of a major crude oil hub. The Cushing hub is supplied by the Seaway pipeline, which runs from the gulf coast, the Basin pipeline, which runs through Wichita Falls from West Texas, and the Mobil pipeline, which originates at the gulf coast and connects to the Basin pipeline at Wichita Falls. The Osage pipeline runs from Cushing to El Dorado and transported approximately 81% of our crude oil charge during the year ended December 31, 2000. The remainder of our crude oil charge is transported to the El Dorado refinery through the Kansas gathering system pipelines.

      The Seaway pipeline completed upgrades necessary to increase its capacity to 350,000 barrels per day in the first quarter 2000. The pipeline had previously experienced proration, which should be reduced or eliminated by the increase in capacity. This expansion will provide the El Dorado refinery with significantly greater access to crude oil from the gulf coast, including less expensive heavy Mexican and Venezuelan crudes.

      We have a one-year foreign crude oil supply agreement with Equiva which expires November 2001. Under this agreement, we may purchase some or all of the crude oil charge for the El Dorado refinery from Equiva, although we are not obligated to do so. We are obligated to pay monthly installments towards an annualized commitment fee to Equiva for making foreign crude volumes available to us under this agreement based on a per barrel fee for crude purchased under this agreement. This agreement allows us to use Equiva’s worldwide network to acquire foreign crude oil, and we intend primarily to purchase foreign crude under this agreement, while purchasing domestic and Canadian crude from other supplies. We may elect to renew this agreement after its current term expires. In the event that the crude supply agreement is not renewed, we will purchase all of our crude oil charge from various third parties and will continue to rely primarily on the Cushing hub and the Osage pipeline to supply crude oil to the El Dorado refinery.

      Refinery Maintenance. Each of the operating units at our refineries requires regular maintenance and repair shutdowns (referred to as “turnarounds”) during which the unit is not in operation. Turnaround cycles vary for different units but are generally required every one to five years. In general, turnarounds at our refineries are managed so that some units continue to operate while others are down for scheduled maintenance. We also plan to coordinate operations by staggering turnarounds at the two refineries. Maintenance turnarounds are implemented using our regular personnel as well as some additional contract labor. Turnaround work typically proceeds on a continuous 24-hour basis to minimize unit downtime. We accrue for our turnaround costs. We normally schedule our maintenance turnaround work during the spring or fall of each year. When we perform a turnaround, we build up product inventories prior to the turnaround to minimize the impact of the turnaround on our sales of refined products.

      Safety and Lost Time Accidents. We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state occupational safety statues. We believe that we have operated in substantial compliance with OSHA requirements, including general industry standards, record keeping and reporting, hazard communication and process safety management. The nature of our business may result from time to time in industrial accidents. It is possible that changes in safety and health regulations or a finding of non-compliance with current regulations could result in additional capital expenditures or operating expenses. The OSHA recordable rate, which is a measure of the number of safety incidents at a facility per 200,000 man hours of work, continues to decline at our El Dorado refinery and, for the calendar year 2000 was among the best in the industry. The Cheyenne refinery experienced an increase in the rate in 2000 and, in response, initiated a Behavioral Safety Program in mid-year that is designed to allow the refinery to resume the positive safety trend it had developed over the last seven years.

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

      Our operations and many of the products we manufacture are specifically subject to certain requirements of the Clean Air Act (CAA) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at our refineries during the next several years. For example, the EPA recently promulgated regulations under authority of Title III of the CAA Amendments that required refineries to install maximum achievable control technology for the control of hazardous air pollutants from several refinery processing units and storage vessels. We expended approximately $600,000 at our Cheyenne refinery to meet these new hazardous air pollutant control requirements by the regulatory deadline of August 1, 1998. Subsequent rule making authorized by the CAA or similar laws and directed at other refinery processes may necessitate additional expenditures in future years. Because other refineries will be required to make similar expenditures, we do not expect such expenditures to materially adversely impact our competitive position.

      The CAA may authorize the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. For example, reformulated gasoline (RFG) is required in many areas that fail to meet national ambient air quality standards for ozone. On December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations require the phase-in of gasoline sulfur standards beginning in 2004 and continuing through 2008 with special provisions for refiners serving those Western states exhibiting lesser air quality problems and for small business refiners, such as Frontier. Since Frontier qualifies as a small business refiner by having 1,500 or fewer employees and less than 155,000 barrels per day capacity, the Cheyenne and El Dorado refineries may comply with an interim gasoline sulfur standard in 2004 that is based on historic gasoline sulfur levels rather than having to the meet the much stricter standard that will be applied to the general industry. Frontier will then have between four and seven additional years, depending on the deadline we choose to comply with the new diesel fuel sulfur limit to reduce our gasoline sulfur content to the national standard (see discussion below). The total capital expenditures now estimated to achieve the final gasoline sulfur standard are approximately $16 million at the Cheyenne refinery and approximately $26 million at the El Dorado refinery. Approximately $15 million of the Cheyenne refinery expenditures are currently expected to be incurred in 2003 and 2004 with the remaining $1 million in 2008. The expenditures for the El Dorado refinery are expected to be incurred beginning in 2009 and completed in 2011.

      The EPA recently promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts per million. The current standard is 500 parts per million. As a small business refiner, Frontier may choose to comply with the 2006 program and extend our interim gasoline standard by three years (until 2011) or delay the diesel standard by four years (until 2010) and keep our original gasoline sulfur program timing. Although still under consideration, it is likely that Frontier will choose to delay diesel desulfurization until 2010 at the Cheyenne refinery and extend the interim gasoline standard at the El Dorado refinery until 2011. Capital costs for diesel desulfurization are currently estimated to be $6 million for Cheyenne to be incurred in approximately 2009 and $35 million for El Dorado currently expected to be incurred in 2004 through 2006.

      We are aware of recent public concern regarding possible groundwater contamination resulting from the use of MTBE (methyl tertiary butyl ether) as a source of required oxygen in gasolines sold in specified areas of the country. Gasoline containing a specified amount of oxygen is required by the Environmental Protection Agency to be used in those regions that exceed the National Ambient Air Quality Standards for either ozone or carbon monoxide. That oxygen requirement may be satisfied by adding to gasoline any one of many oxygen-containing materials including, among others, MTBE and also ethanol, an oxygen containing compound that is manufactured primarily from “renewable” agricultural products and that has not been shown to exhibit the environmental concerns associated with MTBE. Ethanol serves as an oxygenate, an octane booster and as an extender of gasoline. Through a blending terminal Frontier currently supplies ethanol “oxygenated” gasoline to the Denver metropolitan area, a region that has historically exceeded the National Ambient Air Quality Standard for carbon monoxide during the winter months, from both our Cheyenne and our El Dorado refineries. Both refineries use only ethanol as the oxygen-containing additive. Under Texaco ownership, the El Dorado refinery used MTBE from 1988 until 1991. In the past, MTBE was occasionally added to a small percentage of gasoline from our Cheyenne refinery at the request of certain customers. Frontier is not aware of any environmental concerns or claims related to the supply, distribution or use of its oxygen additives or oxygenated products.

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

      The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our historical operations, as well as in our current ordinary operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund.

      In 1997, we completed the divestiture of our former oil and gas properties and assets. While the transactions that conveyed these properties and assets to new owners were intended to transfer any attendant environmental liabilities to the new owners, we cannot assure you that we will never be subject to liability for any former activity respecting the divested oil and gas properties. We have been named as a potentially responsible party (PRP) under CERCLA at the Gulf Coast Vacuum Services Superfund Site located in Vermilion Parish, Louisiana, one of the divested properties. We have entered into a consent decree resolving our liabilities as a PRP at this Superfund site. We believe that any future liabilities related to this site will not have a material adverse effect on our financial condition. We also believe that any liability relating to our historical practices respecting the oil and gas properties will not have a material adverse effect on our financial condition, results of operations or business.

      As is the case with all companies engaged in similar industries, we face potential exposure from future claims and lawsuits involving environmental matters. The matters include soil and water contamination, air pollution, and personal injuries or property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of.

      Cheyenne Refinery. We are party to an agreement with the state of Wyoming requiring the investigation and possible eventual remediation of certain areas of the Cheyenne refinery’s property which may have been impacted by past operational activities. Prior to this agreement, we addressed tasks required under a consent decree entered by the Wyoming State District Court on November 28, 1984 and involving the state of Wyoming, the Wyoming Department of Environmental Quality (WDEQ) and the predecessor owners of the Cheyenne refinery. This action primarily addressed the threat of groundwater and surface water contamination at the Cheyenne refinery. As a result of these investigative efforts, substantial capital expenditures and remediation of conditions found to exist have already taken place or are in progress. Additionally, the EPA issued an administrative consent order with respect to the Cheyenne refinery on September 24, 1990 pursuant to RCRA. Among other things, this order required a technical investigation of the Cheyenne refinery to determine if certain areas have been adversely impacted by past operational activities. Based upon the results of the investigation, additional remedial action could be required by a subsequent administrative order or permit.

      On March 21, 1995, we entered into an administrative consent order with the WDEQ that generally parallels the federal order and replaces the 1984 Wyoming consent decree. Accordingly, the earlier consent decree was dismissed in an order entered March 21, 1995. The new consent decree eliminates some of the earlier consent decree’s requirements, unifies state and federal regulatory expectations regarding site investigation and remediation and, consequently, helps to streamline certain of our current environmental obligations. The EPA withdrew the September 24, 1990 federal order on March 19, 1997 in recognition of Wyoming’s assumption of RCRA corrective action authority. In 1999, a scope of work for the site investigation was agreed upon with the WDEQ and work was initiated to determine the existence and extent of any historic soils contamination. At the same time, an understanding was reached with the WDEQ that any non-safety related on-site remedial activities identified could be scheduled subsequent to eventual facility closure. The ultimate cost of any environmental remediation projects that may be identified by the site investigation required by the new consent order cannot be reasonably estimated at this time.

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

      The most recent National Pollutant Discharge Elimination System (NDES) permit issued to the El Dorado refinery requires, in part, the preparation and submittal of an engineering report identifying certain refinery wastewater treatment plant upgrades necessary to allow routine compliance with applicable discharge permit limits. In accordance with the provisions of the purchase and sale agreement, Equilon will be responsible for the first $2 million of any required wastewater treatment system upgrades. If required system upgrade costs exceed this amount, Equilon and Frontier will share, based on a sliding scale percentage, up to another $3 million in upgrade costs. Through year 2000, slightly more than $2 million has been spent on wastewater treatment system upgrades with Frontier’s share totaling $7,000. We have obtained a ten-year insurance policy with $25 million coverage for environmental liabilities, with a $500,000 deductible. This insurance will reimburse us for losses related to all known and unknown preexisting conditions. Equilon and Frontier have shared equally the initial premium costs of this policy. Subject to the terms of the purchase and sale agreement, Equilon will be responsible for up to $5 million in costs, in addition to Equilon’s obligation for the wastewater treatment system upgrade, relating to safety, health and environmental conditions after closing arising from Equilon’s operation of the El Dorado refinery that are not covered under the ten-year insurance policy.

      We have recently entered into a Consent Agreement and Final Order of the Secretary with the Kansas Department of Health and Environment that requires the initiation of a wastewater toxicity testing program to commence upon the completion of the wastewater treatment upgrades described above. If the prescribed wastewater toxicity tests demonstrate toxicity above allowable limits, the Company has agreed to undertake a program designed to identify and remedy the problem. We believe that the upgrades now underway will result in the improved wastewater treatment necessary to meet these requirements and that no additional work will be required. Should that prove to not be the case, we will provide notice to Equilon that a claim for cost sharing, as provided by the purchase and sale agreement, might result. We believe that any additional costs that might eventually be associated with compliance with this Order would not be material.

      The EPA’s National Enforcement Investigation Center (NEIC) conducted a multimedia environmental audit at the El Dorado refinery in 1996, with subsequent requests for additional information. As a result of this audit, the EPA recently advised Equilon of certain alleged violations of various regulatory requirements. In advance of instituting formal enforcement action against Equilon, the EPA has indicated a willingness to enter into an administrative settlement with Equilon. Equilon is currently negotiating with the EPA concerning settlement of this matter, and under the terms of the purchase and sale agreement, Equilon will be solely responsible for any fines, penalties or requirements resulting from the investigation or subsequent enforcement matters related to this investigation.

      Centennial Pipeline Regulation. We have a 34.72% undivided ownership interest in the Centennial pipeline. Conoco Pipe Line Company is the sole operator of the Centennial pipeline as well as the holder of the remaining ownership interest. The Centennial pipeline runs approximately 80 miles from Guernsey to Cheyenne, Wyoming. The Cheyenne refinery receives up to 25,000 barrels per day of crude oil feedstock through the Centennial pipeline. Under the terms of the operating agreement for the Centennial pipeline, the costs and expenses incurred to operate and maintain the Centennial pipeline are allocated to us on a combined basis, based on our throughput and our ownership interest. The Centennial pipeline is subject to numerous federal, state and local laws and regulations relating to the protection of health, safety and the environment. We believe that the Centennial pipeline is operated in accordance with all applicable laws and regulations. We are not aware of any material pending legal proceedings to which the Centennial pipeline is a party.

Employees

      At December 31, 2000, we employed approximately 700 full-time employees in the refining operations, 55 at the Houston and Denver offices, 252 at the Cheyenne refinery, and 393 at the El Dorado refinery. The Cheyenne refinery employees include 85 administrative and technical personnel and 167 union members. The El Dorado refinery employees include 120 administrative and technical personnel and 273 union members. The union members at our refineries are represented by seven bargaining units, the largest being the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) and the others being affiliated with the AFL-CIO . At the Cheyenne refinery, our current contract with PACE expires in July 2002 while our current contract with the AFL-CIO affiliated unions expires in June 2005. At the El Dorado refinery, our current contract with PACE expires in January 2002.

RISK FACTORS

We have significant indebtedness that may affect our ability to operate our business.

      As of December 31, 2000, we are highly leveraged. We have $263 million principal amount of total consolidated debt, and we may incur other indebtedness in the future, including additional borrowing under our $175 million credit facility. Our ratio of earnings to fixed charges for the year ended December 31, 2000 is 2.1:1.0.

      Our high level of indebtedness could have important consequences, such as:
  limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
  limiting our ability to obtain additional financing to fund our working capital, expenditures, debt service requirements or for other purposes;
  limiting our ability to compete with other companies who are not as highly leveraged; and
  limiting our ability to react to changing market conditions, in our industry and in our customers’ industries and economic downturns.

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

  overall demand for crude oil and refined products;
  general economic conditions;
  the level of foreign and domestic production of crude oil and refined products;
  the availability of imports of crude oil and refined products;
  the marketing of alternative and competing fuels; and
  the extent of government regulation.

     Crude oil supply contracts are generally short-term contracts with price terms that change as market prices change. Our crude oil requirements are supplied from sources that include:

  major oil companies;
  crude oil marketing companies;
  large independent producers; and
  smaller local producers.

      The prices we receive for our refined products are affected by:

  global market dynamics;
  product pipeline capacity;
  local market conditions, and
  the level of operations of other refineries in the Plains States and the Rocky Mountain region.

      The price at which we can sell gasoline and other refined products is strongly influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. However, if crude oil prices increase significantly, our operating margins would fall unless we could pass along these price increases to our customers. From time to time, we purchase forward crude oil supply contracts and have entered into forward product agreements to hedge excess inventories. Related to the El Dorado refinery, we have from time to time hedged our refined product spreads.

      In addition, our refineries maintain inventories of crude oil, intermediate products and refined products, the value of each being subject to rapid fluctuations in market prices. We record our inventories at the lower cost (as determined on a FIFO basis) or market price. As a result, a rapid and significant increase or decrease in the market prices for crude oil or refined products could have a significant short-term impact on our earnings and cash flow.

Our profitability is linked to the light/heavy crude oil price spread, which recently increased but may not remain high.

      Our profitability, particularly at the Cheyenne refinery, is linked to the price spread between light and heavy crude oil. We prefer to refine heavy crude oil because it provides a wider refining margin than does light crude. Accordingly, any tightening of the light/heavy spread will reduce our profitability. While the light/heavy spread tightened from early 1998 through 1999, it has widened since then. During 2000, crude prices strengthened making it more economical for companies to produce heavy crude oil, which sells at a discount to light crude. As crude oil prices increased during 1999, the light/heavy spread was slow to widen. As crude oil prices stayed high during 2000, the light/heavy spread widened dramatically in the fourth quarter, when heavy residual oils containment levels were high. We cannot assure you that crude oil prices will remain at their current levels or that the light/heavy spread will remain high.

Our refineries face operating hazards.

      All of our refining activities currently are conducted at the Cheyenne and El Dorado refineries, which are our principal assets. As a result, our operations are subject to significant interruption and our profitability impacted if either refinery experiences a major accident or fire, is damaged by severe weather or other natural disaster, or otherwise is forced to curtail its operation or shut down. If the Centennial pipeline, which runs from the Guernsey Station to the Cheyenne refinery or the Osage pipeline, which runs from the Cushing, Oklahoma hub to the El Dorado refinery, becomes inoperative, crude oil would have to be supplied to these refineries through an alternative pipeline or from additional tank trucks to the Cheyenne refinery, which could hurt our business and profitability. In addition, despite our safety procedures, a major accident, fire or other event could damage either refinery or the environment or cause personal injuries. Although we maintain business interruption, property and other insurance against these risks in amounts that we believe are economically prudent, if either refinery experiences a major accident or fire or an interruption in supply or operations, our business could be materially adversely affected. In addition, our refineries consist of many processing units, a number of which have been in operation for a long time. Although we schedule down time for repair or “turnaround,” for each unit every one to five years, we cannot assure you that one or more of the units will not require additional, unscheduled turnarounds for unanticipated maintenance or repairs.

As our commitment to Equiva under the refined product offtake agreement declines, we will have to find new customers for the gasoline and diesel fuel produced at the El Dorado refinery. We may not be able to do this successfully.

      We have entered into a 15-year refined product offtake agreement with Equiva. Under this agreement, Equiva will purchase most of the gasoline and diesel production of the of the El Dorado refinery at market-based prices. Initially, Equiva will purchase substantially all of the El Dorado refinery’s production of these products. Beginning in 2000, we retained and marketed a portion of the refinery’s gasoline and diesel production. This portion will increase by 5,000 barrels per day each year for ten years, beginning at 5,000 barrels per day in 2000, rising to 50,000 barrels per day by 2009 and remaining at this level through the term of this agreement. Equiva will purchase substantially all gasoline and diesel production in excess of these amounts. Since we will have to market an increasing portion of the El Dorado refinery’s gasoline and diesel production over the next ten years, we will have to find new customers for these refined products. These customers may be in markets that we have not previously sold to, and it may be difficult for us to find customers for these products. If we cannot find customers in locations convenient to the El Dorado refinery, our revenues and profits may be reduced.

Raw material supplies are uncertain.

      While we believe that an adequate supply of crude oil and other feedstocks will be available to our refineries to sustain our operations at current levels, we cannot assure you that this situation will continue. If additional supplemental crude oil becomes necessary, we may require the consent or cooperation of third parties and be subject to other conditions beyond our control. See “Business-Refining Operations-Crude Oil Supply.”

We face substantial competition from other refining and pipeline companies.

      The refining industry is highly competitive. Many of our competitors are large, integrated, major or independent oil companies that, because of their more diverse operations, larger refineries and stronger capitalization, may be better than we are to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition at the wholesale level. Many of these competitors have financial and other resource substantially greater than ours. In addition, we are aware of several proposals or industry discussions regarding new or expanded refined product pipelines that if completed could impact portions of our marketing areas. The completion of any of these projects would increase competition by increasing the available capacity to transport refined products to the Plains States and Rocky Mountain region. See “Business-Refining Operations-Competition.”

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

      Our operations are subject to a variety of federal, state and local environmental laws and regulations governing the discharge of pollutants into the air and water, product specifications and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Environmental laws and regulations that affect our operations, processes and margins have become, and are becoming, increasingly stringent. Examples are the Clean Air Act Amendments of 1990 and the additional environmental regulations adopted by the United States Environmental Protection Agency (EPA) and state and local environmental agencies to implement the Clean Air Act Amendments. We cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed in the future or how existing or future laws or regulations will be administered or interrupted with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could adversely affect our financial position and results of operations and could require us to make substantial expenditures. See “Business-Government Regulation-Environmental Matters.”

      Our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. We cannot assure you that accidental discharges will not occur in the future, that future action will not be taken in connection with past discharges, that governmental agencies will assess penalties against us in connection with any past or future contamination, or that third parties will not assert claims against us for damages allegedly arising out of any past or future contamination. See “Business-Government Regulation-Environmental Matters.”

We may have labor relations issues as some of our employees are represented by unions.

      We believe that our current relations with our employees are good. However, we cannot assure you that our employees will not strike at some time in the future or that such a strike would not adversely affect our operations. See “Business-Employees.”

ITEM 2. PROPERTIES

Refining Operations

      We own the 125 acre site of the Cheyenne refinery in Cheyenne, Wyoming and the 1,100 acre site of the El Dorado refinery in El Dorado, Kansas. The following tables sets forth the refining operating statistical information on a consolidated basis for 2000, 1999 and on a pro forma 1999 basis and for each refinery since 1998 including preacquisition data for the El Dorado refinery:

Consolidated:                                                                                              Pro forma
Year Ended December 31,                                                         2000           1999         1999(1)
                                                                             ---------      ---------      ---------
Charges (bpd)
    Light crude                                                                35,605         10,250         39,476
    Heavy and intermediate crude                                              105,529         39,315        100,663
    Other feed and blend stocks                                                14,884          7,589         17,334
                                                                             ---------      ---------      ---------
       Total                                                                  156,018         57,154        157,473

Manufactured product yields (bpd)
    Gasoline                                                                   76,795         24,923         79,674
    Diesel and jet fuel                                                        50,924         17,340         51,577
    Asphalt                                                                     7,407          6,103          6,103
    Chemicals                                                                   1,804            232          1,936
    Other                                                                      15,956          6,879         15,096
                                                                             ---------      ---------      ---------
       Total                                                                  152,886         55,477        154,386

Total product sales (bpd)
    Gasoline                                                                   83,070         29,728         85,016
    Diesel and jet fuel                                                        51,568         17,156         51,750
    Asphalt                                                                     6,490          6,125          6,125
    Chemicals                                                                   1,964             44          1,758
    Other                                                                      15,066          4,840         13,824
                                                                             ---------      ---------      ---------
       Total                                                                  158,158         57,893        158,473

Operating margin information (per sales bbl)
    Average sales price                                                   $     35.20    $     23.73
    Raw material, freight and other costs (FIFO inventory accounting)           30.41          20.31
                                                                             ---------      ---------
       Product spread                                                            4.79           3.42
    Refinery operating expenses excluding depreciation                           3.07           2.71
    Depreciation                                                                  .39            .61
                                                                             ---------      ---------
       Operating margin                                                   $      1.33    $       .10

Average West Texas Intermediate crude oil price at Cushing, OK            $     31.25    $     19.20

Average sales price (per sales bbl)
    Gasoline                                                              $     38.09    $     26.61
    Diesel and jet fuel                                                         37.19          25.92
    Asphalt                                                                     25.39          18.50
    Chemicals                                                                   70.52          57.50
    Other                                                                       12.16           4.59

(1) Includes preacquisition El Dorado Refinery data.

Cheyenne Refinery:
Year Ended December 31,                                                         2000           1999           1998
                                                                             ---------      ---------      ---------
Charges (bpd)
    Light crude                                                                 2,465          4,678          2,174
    Heavy crude                                                                36,568         32,223         32,303
    Other feed and blend stocks                                                 4,996          5,676          5,909
                                                                             ---------      ---------      ---------
       Total                                                                   44,029         42,577         40,386

Manufactured product yields (bpd)
    Gasoline                                                                   17,441         16,889         15,738
    Diesel                                                                     12,542         12,670         13,097
    Asphalt and other                                                          12,832         11,842         10,236
                                                                             ---------      ---------      ---------
       Total                                                                   42,815         41,401         39,071

Total product sales (bpd)
    Gasoline                                                                   22,492         21,976         21,421
    Diesel                                                                     12,583         12,689         12,484
    Asphalt (1)                                                                 6,490          6,125          5,054
    Other (1)                                                                   4,804          3,769          3,743
                                                                             ---------      ---------      ---------
       Total                                                                   46,369         44,559         42,702

Operating margin information (per sales bbl)
    Average sales price                                                   $     34.19    $     22.73    $     19.10
    Raw material, freight and other costs (FIFO inventory accounting)           28.51          18.27          13.33
                                                                             ---------      ---------      ---------
       Product spread                                                            5.68           4.46           5.77
    Refinery operating expenses excluding depreciation                           2.83           2.77           3.02
    Depreciation                                                                  .73            .71            .68
                                                                             ---------      ---------      ---------
       Operating margin                                                   $      2.12    $       .98    $      2.07

Light/heavy crude spread (per bbl)                                        $      5.09    $      2.17    $      4.15

Average sales price (per sales bbl)
    Gasoline                                                              $     40.03    $     26.12    $     21.52
    Diesel                                                                      39.22          24.78          19.90
    Asphalt (1)                                                                 25.39          18.50          18.80
    Other (1)                                                                    5.61           2.88           2.98

(1) Prior year data restated to provide more detail.

El Dorado Refinery (including preacquisition data for 1999 and 1998):
Year Ended December 31,                                                         2000           1999           1998
                                                                             ---------      ---------      ---------
Charges (bpd)
    Light crude                                                                33,140         34,798         26,132
    Heavy and intermediate crude                                               68,961         68,440         70,441
    Other feed and blend stocks                                                 9,888         11,658         12,334
                                                                             ---------      ---------      ---------
       Total                                                                  111,989        114,896        108,907

Manufactured product yields (bpd)
    Gasoline                                                                   59,354         62,785         58,666
    Diesel and jet fuel                                                        38,382         38,907         36,652
    Chemicals                                                                   1,804          1,936          1,959
    Other                                                                      10,531          9,358          9,303
                                                                             ---------      ---------      ---------
       Total                                                                  110,071        112,986        106,580

Total product sales (bpd)
    Gasoline                                                                   60,579         63,040         58,295
    Diesel and jet fuel                                                        38,985         39,061         36,789
    Chemicals                                                                   1,964          1,758          1,970
    Other                                                                      10,262         10,055          9,359
                                                                             ---------      ---------      ---------
       Total                                                                    111,790      113,914        106,413

Operating margin information (per sales bbl)
    Average sales price                                                   $     35.62    $     22.28          18.35
    Raw material, freight and other costs (FIFO inventory accounting)           31.20          17.65          13.75
                                                                             ---------      ---------      ---------
       Product spread                                                            4.42           4.63           4.60
    Refinery operating expenses excluding depreciation                           3.17           3.46           3.80
    Depreciation, Frontier basis                                                  .25            .25            .25
                                                                             ---------      ---------      ---------
       Operating margin                                                   $      1.00    $       .92    $       .55

Average sales price (per sales bbl)
    Gasoline                                                              $     37.37    $     24.80    $     18.84
    Diesel and jet fuel                                                         36.53          23.64          17.63
    Chemicals                                                                   70.52          56.08          73.97
    Other                                                                       15.22          (4.68)          6.47

Other Properties

      We lease approximately 6,500 square feet of office space in Houston for our corporate headquarters under a six and one half year lease expiring in October 2004 and approximately 18,000 square feet in Greenwood Village, Colorado for our refining operations headquarters under a seven-year lease expiring in July 2002.

ITEM 3.      LEGAL PROCEEDINGS

      We are not a party to any material pending legal proceedings. We are a party to ordinary routine litigation incidental to our business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The information in the 2000 Annual Report to Shareholders under the heading “Common Stock” is incorporated herein by reference.

ITEM 6.       SELECTED FINANCIAL DATA

      The information in the 2000 Annual Report to Shareholders under the heading “Five-Year Financial Data” is incorporated herein by reference.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in the 2000 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis” is incorporated herein by reference.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The information in the 2000 Annual Report to Shareholders under the heading “Market Risks” is incorporated herein by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and the data contained in the 2000 Annual Report to Shareholders are incorporated herein by reference. See index to financial statements and supplemental data appearing under Item 14(a)1.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

      The information called for by Part III of this Form is incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of its last fiscal year.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	Financial Statements and Supplemental Data	Page*

*Reference to pages in the 2000 Annual Report to Shareholders (as published), which portions thereof are incorporated herein by reference.

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

        * 3.3 - Fourth restated By-Laws of the Company as amended through February 20, 1992 (filed as Exhibit 3.2 to Form 10-K dated December 31, 1992).

        * 4.1 - Indenture dated as of February 9, 1998 between the Company and Chase Bank of Texas, National Association, as Trustee relating to the Company’s 9-1/8% Senior Notes due 2006 (filed as Exhibit 4.8 to Registration Statement No. 333-47745 dated May 4, 1998).

        * 4.2 - Indenture dated as of November 12, 1999, among the Company and Chase Bank of Texas, National Association, as Trustee relating to the Company’s 11-3/4% Senior Notes due 2009 (filed as Exhibit 4.1 to Form 8-K dated November 19, 1999).

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

        *+ 10.16 - Executive Employment Agreement dated July 17, 2000 between the Company and W. Reed Williams (filed as Exhibit 10.01 to Form 10-Q dated September 30, 2000).

        *   10.17 - First Amendment to Revolving Credit Agreement and Guaranty dated September 20, 2000 among Frontier Oil and Refining Company, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and BNP Paribas, as syndication agent and lead arranger. (filed as Exhibit 10.02 to Form 10-Q dated September 30, 2000).

               12.1 - Computation of Ratio of Earnings to Fixed Charges.

               13.1 - Portions of the Company’s 2000 Annual Report covering pages 9 through 32.

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

(c)     Exhibits

The Company’s 2000 Annual Report is available upon request. Shareholders of the Company may obtain a copy of any other exhibits to this Form 10-K at a charge of $.25 per page. Requests should be directed to:

Investor Relations Frontier Oil Corporation 10000 Memorial Drive, Suite 600 Houston, Texas 77024-3411

d)    Schedules

      Report of Independent Public Accountants on Financial Statement Schedules:

To Frontier Oil Corporation:

      We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Frontier Oil Corporation’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 9, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
February 9, 2001

Frontier Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
As of December 31,                                                                                       Schedule I

(in thousands)

                                                                                    2000               1999
                                                                                -----------        -----------
ASSETS
Current Assets:
       Cash and cash equivalents                                                $   43,732         $   37,733
       Receivables                                                                     742              1,037
       Other current assets                                                            755                384
                                                                                -----------        -----------
             Total current assets                                                   45,229             39,154
                                                                                -----------        -----------
Property, Plant and Equipment, at cost -
       Furniture, fixtures and other                                                 1,944              1,759
       Less - Accumulated depreciation                                                (620)              (431)
                                                                                -----------        -----------
                                                                                     1,324              1,328
Investment in Subsidiaries                                                         306,940            304,675
Other Assets                                                                         9,928             11,681
                                                                                -----------        -----------
                                                                                $  363,421         $  356,838
                                                                                ===========        ===========
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
       Accounts payable                                                         $      262         $       61
       Other accrued liabilities                                                     5,959              7,593
                                                                                -----------        -----------
             Total current liabilities                                               6,221              7,654
                                                                                -----------        -----------
Deferred Income Taxes                                                                3,853              2,694
Deferred Revenues and Other                                                          2,225              3,001
Payable to Affiliated Companies                                                     30,115             35,522
Long-Term Debt                                                                     239,583            257,286

Shareholders’ Equity                                                                81,424             50,681
                                                                                -----------        -----------
                                                                                $  363,421         $  356,838
                                                                                ===========        ===========

The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Frontier Oil
Corporation and Subsidiaries" are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Operations
For the three years ended December 31,                                                                   Schedule I

(in thousands)

                                                                             2000           1999           1998
                                                                         -----------    -----------    -----------
Revenues:
      Equity in earnings (loss) of subsidiaries                          $   70,627     $   (3,322)    $   27,655
      Other income                                                               (9)           622            (43)
                                                                         -----------    -----------    -----------
                                                                             70,618         (2,700)        27,612
                                                                         -----------    -----------    -----------
Costs and Expenses:
      Selling and general expenses                                            4,140          3,637          2,433
      Depreciation                                                              212            108             79
                                                                         -----------    -----------    -----------
                                                                              4,352          3,745          2,512
                                                                         -----------    -----------    -----------

Operating Income (Loss)                                                      66,266         (6,445)        25,100
Interest Expense, net                                                        26,288          8,751          6,132
                                                                         -----------    -----------    -----------
Income (Loss) before Income Taxes                                            39,978        (15,196)        18,968
Provision for Income Taxes                                                    2,772          1,865            150
                                                                         -----------    -----------    -----------
Income (Loss) Before Extraordinary Item                                      37,206        (17,061)        18,818

Extraordinary Loss on Retirement of Debt, net of taxes                            -              -          3,013
                                                                         -----------    -----------    -----------
Net Income (Loss)                                                        $   37,206     $  (17,061)    $   15,805
                                                                         ===========    ===========    ===========

The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Frontier Oil
Corporation and Subsidiaries" are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flows
For the three years ended December 31,                                                                   Schedule I

(in thousands)

                                                                 2000               1999               1998
                                                             ------------       ------------       ------------
Operating Activities
      Net income (loss)                                      $    37,206        $   (17,061)       $    15,805
      Equity in (earnings) loss of subsidiaries                  (70,627)             3,322            (27,655)
      Extraordinary loss on retirement of debt                         -                  -              3,013
      Depreciation                                                   212                108                 79
      Deferred income taxes                                          830              1,915               (419)
      Other                                                          750              2,996              2,480
                                                             ------------       ------------       ------------
Net cash used by operating activities                            (31,629)            (8,720)            (6,697)
                                                             ------------       ------------       ------------

Investing Activities
      Additions to property, plant and equipment                    (208)            (1,258)               (34)
      Investment in subsidiaries                                    (309)          (171,627)                 -
                                                             ------------       ------------       ------------
Net cash used by investing activities                               (517)          (172,885)               (34)
                                                             ------------       ------------       ------------

Financing Activities
      Long-term borrowings:
           11-3/4% Senior Notes                                        -            187,268                  -
           9-1/8% Senior Notes                                         -                  -             70,000
      Payments of debt:
           12% Senior Notes, including premium                         -                  -            (25,423)
           7-3/4% Convertible debentures, including premium            -                  -            (45,971)
           11-3/4% Senior Notes                                  (13,010)                 -                  -
           9-1/8% Senior Notes                                    (5,025)                 -                  -
      Debt issuance costs                                              -             (6,260)            (2,575)
      Issuance of common stock                                     2,743                739                816
      Purchase of treasury stock                                  (9,215)            (3,361)            (2,933)
      Change in intercompany balances, net                        (5,407)             1,951               (162)
      Dividends paid to Parent                                    68,048              5,756             25,930
      Other                                                           11                 11                  -
                                                             ------------       ------------       ------------
Net cash provided by financing activities                         38,145            186,104             19,682
                                                             ------------       ------------       ------------
Increase in cash and cash equivalents                              5,999              4,499             12,951
Cash and cash equivalents, beginning of period                    37,733             33,234             20,283
                                                             ------------       ------------       ------------
Cash and cash equivalents, end of period                     $    43,732        $    37,733        $    33,234
                                                             ============       ============       ============

The "Notes to Condensed Financial Information of Registrant" and the "Notes to Financial Statements of Frontier Oil
Corporation and Subsidiaries" are an integral part of these financial statements.

Frontier Oil Corporation
Notes to Condensed Financial Information of Registrant
December 31, 2000

Schedule I

(1)   General

      The accompanying condensed financial statements of Frontier Oil Corporation (Registrant) should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries included in the Registrant’s 2000 Annual Report to Shareholders.

(2)   Canadian tax assessment

      Prior to the sale of its Canadian oil and gas operations in June 1997, the Company conducted business in Canada. As a result of an audit in 1999 of its Canadian tax returns for the years 1995, 1996 and 1997 conducted by the Canada Customs and Revenue Agency (formerly Revenue Canada), the Company was reassessed for approximately C$27 million of additional taxes. More than C$20 million of this reassessment relates to certain foreign exploration and development expenditure deductions. The Department of Finance in Canada has drafted and released proposed legislation that would eliminate this portion of the assessment. Approximately C$5 million of the assessment relates to the deductibility of certain interest costs in 1995, which were not challenged by the Canada Customs and Revenue Agency in its audits of previous periods. Other deductions of approximately C$2 million comprise the balance of the assessment, which was settled by the Company in 2000 through a cash payment of C$1.1 million and the application of some available tax pools. The Company has filed a Notice of Objection to portions of the assessment totaling approximately C$25 million and additionally, is awaiting, as is the Canada Custom and Revenue Agency, the passing of legislation that will resolve the foreign exploration and development expenditure deduction portion of the assessment, before arguing the remaining assessment. The legislation was included in a Bill read in the House of Commons in Canada in September 2000. However, Parliament closed its session before further action could take place as an election was called. Parliament will reconvene in February 2001. The Company intends to vigorously contest the tax assessment and believes that it will be successful in its appeal, either at the regulatory level or before the Courts. While the Company acknowledges the uncertainties associated with tax disputes, management currently believes that this matter will be resolved without a material effect on the Company’s financial position or results of operations.

(3)  Long-term debt

      The components (in thousands) of long-term debt are as follows:

                                                                                   2000               1999
                                                                                ----------         ----------
            11-3/4% Senior Notes, net of unamortized discount                   $  174,608         $  187,286
            9-1/8% Senior Notes                                                     64,975             70,000
                                                                                ----------         ----------
                                                                                $  239,583         $  257,286
                                                                                ==========         ==========

(4)  Five-year maturities of long-term debt

      The 9-1/8% Senior Notes are due 2006 and the 11-3/4% Senior Notes are due 2009; until then there are no maturities of long-term debt.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

FRONTIER OIL CORPORATION By: /s/ James R. Gibbs ________________________________________ James R. Gibbs Chairman of the Board, President and Chief Executive Officer (chief executive officer)

Date: March 1, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Frontier Oil Corporation and in the capacities and on the date indicated.

/s/ James R. Gibbs ____________________________________ James R. Gibbs Chairman of the Board, President and Chief Executive Officer and Director (chief executive officer)	/s/ T. Michael Dossey ____________________________________ T. Michael Dossey Director
/s/ Julie H. Edwards ____________________________________ Julie H. Edwards Executive Vice President - Finance and Administration Chief Financial Officer (principal financial officer)	/s/ James H. Lee ____________________________________ James H. Lee Director
/s/ Nancy J. Zupan ____________________________________ Nancy J. Zupan Vice President - Controller (principal accounting officer)	/s/ Paul B. Loyd, Jr. ____________________________________ Paul B. Loyd, Jr. Director
/s/ Douglas Y. Bech ____________________________________ Douglas Y. Bech Director	/s/ Carl W. Schafer ____________________________________ Carl W. Schafer Director
/s/ G. Clyde Buck ____________________________________ G. Clyde Buck Director

Date: March 1, 2001