Form 10-Q
period 2001-03-31
FRONTIER OIL CORP /NEW/
filed 2001-05-01
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Registrant’s number of common shares outstanding as of April 25, 2001: 26,331,788

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2001

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

Definitions of Terms

bbl(s) = barrel(s)
bpd = barrel(s) per day

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited, in thousands except per share amounts)

For the three months ended March 31,                                                2001               2000
                                                                                -----------         ----------

Revenues:
     Refined products (1)                                                       $   429,122         $  449,493
     Other                                                                            2,021                206
                                                                                -----------         ----------
                                                                                    431,143            449,699
                                                                                -----------         ----------

Costs and Expenses:
     Refining operating costs (1)                                                   409,578            439,636
     Selling and general expenses                                                     3,327              2,583
     Depreciation                                                                     6,080              5,669
                                                                                -----------         ----------
                                                                                    418,985            447,888
                                                                                -----------         ----------

Operating Income                                                                     12,158              1,811
Interest Expense, net                                                                 7,187              8,252
                                                                                -----------         ----------

Income (Loss) Before Income Taxes                                                     4,971             (6,441)
Provision (Benefit) For Income Taxes                                                    459               (359)
                                                                                -----------         ----------

Net Income (Loss)                                                               $     4,512         $   (6,082)
                                                                                ===========         ==========

Basic Earnings (Loss) Per Share of Common Stock                                 $       .17         $     (.22)
                                                                                ===========         ==========

Diluted Earnings (Loss) Per Share of Common Stock                               $       .17         $     (.22)
                                                                                ===========         ==========

(1) Prior year data restated to conform to current year presentation.

The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

March 31, 2001 and December 31, 2000                                                2001               2000
                                                                                -----------         ----------

ASSETS
Current Assets:
     Cash, including cash equivalents of
         $34,071 in 2001 and $35,771 in 2000                                    $    43,534         $   64,446
     Trade receivables, less allowance for doubtful
         accounts of $500 in 2001and 2000                                            51,254             69,220
     Other receivables                                                               15,291              8,905
     Inventory of crude oil, products and other                                     144,705            125,481
     Other current assets                                                             3,265              4,467
                                                                                -----------         ----------
         Total current assets                                                       258,049            272,519
                                                                                -----------         ----------
Property, Plant and Equipment, at cost:
     Refineries and pipeline                                                        393,332            389,874
     Furniture, fixtures and other equipment                                          5,513              5,364
                                                                                -----------         ----------
                                                                                    398,845            395,238
         Less - Accumulated depreciation                                             98,325             92,245
                                                                                -----------         ----------
                                                                                    300,520            302,993

Other Assets                                                                         12,343             12,701
                                                                                -----------         ----------

                                                                                $   570,912         $  588,213
                                                                                ===========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   131,740         $  171,563
     Revolving credit facility                                                       47,000             23,000
     Accrued turnaround cost                                                         18,940             17,531
     Accrued liabilities and other                                                    9,244             11,972
     Accrued interest                                                                 8,542              4,843
                                                                                -----------         ----------
         Total current liabilities                                                  215,466            228,909
                                                                                -----------         ----------

Long-Term Debt                                                                      235,372            239,583
Long-Term Accrued Turnaround Cost                                                    11,239             13,525
Post-Retirement Employee Liabilities                                                 18,237             17,847
Deferred Credits and Other                                                            3,271              3,072
Deferred Income Taxes                                                                 4,072              3,853

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                 -                  -
     Common stock, no par, 50,000,000 shares authorized,
         29,474,154 and 29,190,004 shares issued in 2001 and 2000                    57,387             57,359
     Paid-in capital                                                                 91,431             89,706
     Retained earnings (deficit)                                                    (45,404)           (49,916)
     Treasury stock, 2,836,360 shares and 2,622,596 shares
         in 2001 and 2000                                                           (18,103)           (15,725)
     Deferred employee compensation, 260,306 restricted shares in 2001               (2,056)                 -
                                                                                -----------         ----------
     Total Shareholders' Equity                                                      83,255             81,424

                                                                                $   570,912         $  588,213
                                                                                ===========         ==========

The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the three months ended March 31,                                                2001               2000
                                                                                -----------         ----------

OPERATING ACTIVITIES
Net income (loss)                                                               $     4,512         $   (6,082)
Depreciation                                                                          6,080              5,669
Deferred credits and other                                                              410                715
Change in working capital from operations                                           (44,576)            (1,166)
                                                                                -----------         ----------
     Net cash used in operating activities                                          (33,574)              (864)
                                                                                -----------         ----------

INVESTING ACTIVITIES
Additions to property and equipment                                                  (4,327)            (1,887)
Other                                                                                   (80)                 -
                                                                                -----------         ----------
     Net cash used in investing activities                                           (4,407)            (1,887)
                                                                                -----------         ----------

FINANCING ACTIVITIES
Refining credit facility borrowings (repayments)                                     24,000             (3,000)
Repayments of debt:
     9-1/8% Senior Notes                                                             (4,250)                 -
Issuance of common stock                                                                291              1,131
Purchase of treasury stock                                                           (2,972)              (489)
Other                                                                                     -                (53)
                                                                                -----------         ----------
     Net cash provided by (used in) financing activities                             17,069             (2,411)
                                                                                -----------         ----------

(Decrease) in cash and cash equivalents                                             (20,912)            (5,162)
Cash and cash equivalents, beginning of period                                       64,446             38,345
                                                                                -----------         ----------
Cash and cash equivalents, end of period                                        $    43,534         $   33,183
                                                                                ===========         ==========

The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
March 31, 2001
(Unaudited)

1.    Financial statement presentation

Financial statement presentation

      The condensed consolidated financial statements include the accounts of Frontier Oil Corporation, a Wyoming corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc., collectively referred to as Frontier or the Company. These financial statements have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2000.

      The Company is an independent energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”). The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a total crude oil capacity of over 150,000 barrels per day. The Company focuses its marketing efforts in the Rocky Mountain and Plains States regions of the United States. The Company purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke.

Earnings per share

      Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 2001 assumes the additional dilution for the exercise of in-the-money stock options. Basic and diluted shares were the same for the three months ended March 31, 2000 because a loss was incurred. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

                                                           Three Months Ended
                                                                March 31
                                                          2001          2000
                                                      ------------  ------------

     Basic                                             26,555,514     27,398,019
     Diluted                                           27,038,289     27,398,019

New accounting statement adopted January 1, 2001

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 which delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, which amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133, as amended by SFAS No. 137 and No. 138, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after the transition date of December 31, 1998. The statement establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the statements of operations, and requires a company to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment.

      Upon adoption of SFAS No. 133 on January 1, 2001, the Company redesignated the natural gas collars it had in place to hedge its natural gas purchases for the first quarter of 2001 as cash flow hedges. Accordingly at January 1, 2001, the Company recorded the costless collars at fair market value by increasing other current assets by $3.9 million ($4.1 million net of deferred tax current assets of $.2 million) and increasing cumulative adjustment to other comprehensive income (equity account) by a corresponding amount. The costless collars were closed out during the first quarter of 2001 and the realized gain of $2.4 million reduced refinery operating expense when the corresponding natural gas was purchased.

      The Company currently is utilizing derivative instruments to protect against price declines on foreign crude oil purchases and these contracts qualify for hedge accounting as fair value hedges under SFAS No. 133. The Company also had derivative instruments in place to fix margins on certain gasoline production and hedge inventory. The Company’s derivative contracts to fix margins or hedge inventory currently do not qualify for hedge accounting under SFAS No. 133. Realized and unrealized futures trading net gains on inventories and/or future production in 2001 and the ineffective portion of fair value hedges on crude oil was $1.8 million for the first quarter of 2001 and is reflected in other income.

2.    Schedule of major components of inventory

                                                                                 March 31,       December 31,
                                                                                   2001              2000
                                                                            ------------------------------------
                                                                                       (in thousands)

Crude oil                                                                     $       36,774    $       39,947
Unfinished products                                                                   52,169            36,078
Finished products                                                                     38,611            33,587
Process chemicals                                                                      4,331             2,743
Repairs and maintenance supplies and other                                            12,820            13,126
                                                                              --------------    --------------
                                                                              $      144,705    $      125,481
                                                                              ==============    ==============

      Inventories of crude oil, other unfinished oils and all finished products are recorded at the lower of cost on a first in, first out (FIFO) basis or market.

3.    Restricted stock plan

      On March 13, 2001 the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Plan”) covering 1,000,000 shares of common stock held as treasury stock by the Company. The Plan’s purpose is to permit grants of shares, subject to restrictions, to key employees of the Company and is intended to promote the interests of the Company by encouraging key employees of the Company to acquire or increase their equity interest in the Company and to provide a means whereby they may develop a sense of proprietorship and personal involvement in the development and financial success of the Company, and to encourage them to remain with and devote their best efforts to the business of the Company thereby advancing the interests of the Company and its stockholders. The Plan is also contemplated to enhance the ability of the Company to attract and retain the services of key employees who are important to the growth and profitability of the Company. It is intended that the Plan work in conjunction with the Company’s annual bonus program for employees whereby all or a portion of a bonus awarded shall be paid in the form of restricted stock granted under the Plan. Shares awarded under the Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred or pledged during the restriction period except as provided for in the Plan.

      As of March 31, 2001 the Company has granted 260,306 restricted shares of common stock of which 25% vest in March, 2002, 25% vest in March, 2003 and 50% vest in March, 2004. The shares were recorded at the market value on the date of issuance as deferred employee compensation (equity account) and will be amortized to compensation expense over the respective vesting periods of the stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The terms “Frontier” and “we” refer to Frontier Oil Corporation and its subsidiaries.

Three months ended March 31, 2001 compared with the same period in 2000

      We had net income for the three months ended March 31, 2001 of $4.5 million, or $.17 per diluted share, compared to a loss of $6.1 million, or $.22 per share, for the same period in 2000.

      Operating income increased $10.3 million in 2001 versus 2000 due to an increase in the refined product spread (revenues less material costs) of $22.2 million and an increase in other income of $1.8 million, offset by increases in refining operating expenses of $12.6 million, selling and general costs of $744,000 and depreciation of $411,000.

      Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was lower in 2001 than in 2000. The refined product spread was $5.68 per barrel in 2001 compared to $3.44 per barrel in 2000. The Cheyenne refinery refined product spread was $7.66 per barrel in 2001 compared to $3.95 per barrel in 2000. The improved product spread was due to improved light product margins and an increase in the light/heavy spread. The El Dorado refinery refined product spread was $4.97 per barrel in 2001 compared to $3.25 per barrel in 2000 due to improved light product margins and an increase in the WTI/WTS crude oil price spread. The El Dorado refinery experienced extremely poor light product margins during early 2000.

      Refined product revenues decreased $20.4 million or 5% due to decreased sales volumes offset by increased overall sales prices. Average gasoline prices increased $2.52 per barrel and average diesel and jet fuel prices increased $2.63 per barrel but we experienced a 11% overall decrease in sales volumes. Yields of gasoline decreased 13% while yields of diesel and jet fuel decreased 5% in 2001 compared to the same period in 2000. The primary reason for the decreased sales and yields was the major turnaround, or planned maintenance, at the El Dorado refinery which commenced in mid-March and was completed in mid-April. Due to increased throughput during the fourth quarter of 2000, the Cheyenne refinery throughput and resulting yields in the first three months of 2001 was constrained by asphalt inventory storage availability.

      Other income increased $1.8 million to $2.0 million in 2001 due to $1.8 million realized and unrealized futures trading net gains on inventories and/or future production in 2001.

      Refining operating costs decreased $30.1 million or 7% from 2000 levels due to decreases in material, freight and other costs offset by higher refinery operating expenses. Material, freight and other costs per bbl increased 1% or $.39 per bbl in 2001 primarily due to higher feed and blendstock prices offset by slightly lower crude oil prices. The Cheyenne refinery material, freight and other costs of $26.87 per barrel increased from $25.98 per barrel in 2000 due to higher feed, blendstock and purchased product prices but benefitted from an increased heavy crude oil utilization rate and an increased light/heavy spread. The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil increased to 95% in 2001 from 92% in 2000. The light/heavy spread averaged $8.20 per barrel compared to $3.88 per barrel in the first three months of 2000. The El Dorado refinery material, freight and other costs of $29.33 per barrel increased from $29.15 per barrel due to higher feed and blendstock prices. Refining operating expense per barrel was $4.12 per barrel in 2001 compared to $2.74 per barrel in 2000. Higher natural gas costs comprised approximately sixty percent of the per barrel operating expense increase with the remainder being due to decreased yields and sales. The Cheyenne refinery operating expense per barrel increased $1.20 per barrel to $4.17 per barrel in 2001 while the El Dorado refinery operating expense was $4.10 per barrel in 2001 increasing from the 2000 operating expense per barrel of $2.66 per barrel.

      Selling and general expenses increased $744,000 or 29% for the three months ended March 31, 2001 because of increased personnel and other costs relating to the El Dorado refinery acquisition.

      Depreciation increased $411,000 or 7% in the 2001 three-month period as compared to the same period in 2000 because of increases in capital investments.

      The interest expense decrease of $1.1 million or 13% in 2001 was attributable to repurchases of 9-1/8% Senior Notes and 11-3/4% Senior Notes during 2000 and 2001, less interest expense on the revolving credit facility and more interest income. Average debt for the three months decreased from $298 million in 2000 to $276 million in 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used by operating activities for the three months ended March 31, 2001 was $33.6 million compared to $864,000 cash used by operating activities for the three months ended March 31, 2000. Working capital changes required $44.6 million and $1.2 million of cash flows for the first three months of 2001 and 2000, respectively.

      At March 31, 2001, we had $43.5 million of cash and cash equivalents, $78.0 million available under our line of credit and working capital of $42.6 million. In addition, we purchased $4.25 million of 9-1/8% Senior Notes in March 2001.

      Additions to property and equipment in the first three months of 2001 of $4.3 million increased $2.4 million from the first three months in 2000. Capital expenditures of approximately $20 million are planned in 2001.

      We have continued purchasing our common stock under our previously announced programs authorized by our Board of Directors to repurchase up to four million shares to be held as treasury shares. Through December 2000, 2,345,900 shares of common stock had been purchased under these programs. During the first quarter of 2001, an additional 372,200 were purchased for approximately $3.0 million under these programs.

      Market Risk - Derivative Instruments. Other income includes $1.8 million realized and unrealized futures trading net gains on inventories and/or future production in 2001 and the ineffective portion of fair value hedges on crude oil.

      During the three months ended March 31, 2001 we recorded realized net gains of $3.8 million (net of unrealized gains recorded at December 31, 2000) on derivative contracts to fix margins and hedge inventory.

      At March 31, 2001 we had the following commodity derivative contracts which are not being treated as hedges for accounting purposes and as detailed below have resulted in total net unrealized losses to date of approximately $2.0 million:

  Swap contracts to fix margins on approximately 20,000 bpd of gasoline to be sold in April 2001, 5,000 bpd of gasoline to be sold in May 2001, and 5,000 bpd of gasoline to be sold in June 2001. As of March 31, 2001 we had recorded a $2.4 million unrealized loss on these open positions.

  Derivative contracts on approximately 95,000 barrels of unleaded gasoline to hedge butylene inventory builds at the El Dorado Refinery which will drawn down in April and May 2001. As of March 31, 2001 we had recorded a $109,000 unrealized loss on these open positions.

  Derivative contracts on 550,000 barrels of crude oil to hedge inventory against price declines. As of March 31, 2001 we had recorded a $615,000 net unrealized gain on these open positions.

  Derivative contracts on 54,000 barrels of unleaded gasoline to hedge gasoline inventory builds at the El Dorado Refinery. As of March 31, 2001 we had recorded a $85,000 unrealized loss on these open positions.

  Derivative contracts on 30,000 barrels of unleaded gasoline and on 11,000 barrels of heating oil to hedge gas oil inventory builds at the Cheyenne Refinery. As of March 31, 2001 we had recorded a $25,000 unrealized gain on these open positions.

      Subsequent to March 31 and through April 26 the above open positions have resulted in additional net unrealized losses of approximately $5.1 million.

      As of March 31, 2001 we had open derivative contracts on 500,000 barrels of crude oil to hedge against price declines on prepaid foreign crude oil purchases and which is accounted for as a fair value hedge under SFAS No. 133. The unrealized ineffective portion of this hedge recorded in other income at March 31, 2001 is a $110,000 gain. During the three months ended March 31, 2001 we also recorded a net realized loss of $168,000 in other income for the ineffective portions of other foreign crude hedges that settled during the first quarter of 2001.

                                      REFINING OPERATING STATISTICAL INFORMATION

Consolidated:                                                                         Three Months Ended
                                                                                            March 31,
                                                                              -------------------------------------
                                                                                    2001               2000
                                                                                ------------       ------------
Raw material input (bpd)
     Light crude                                                                     25,844             43,704
     Heavy and intermediate crude                                                   106,461             96,914
     Other feed and blend stocks                                                     14,327             15,627
                                                                                -----------         ----------
         Total                                                                      146,632            156,245

Manufactured product yields (bpd)
     Gasoline                                                                        69,201             79,901
     Diesel and jet fuel                                                             48,247             50,544
     Asphalt                                                                          3,250              4,688
     Chemicals                                                                        1,662              1,874
     Other                                                                           23,039             16,698
                                                                                -----------         ----------
         Total                                                                      145,399            153,705

Total product sales (bpd)
     Gasoline                                                                        72,917             85,053
     Diesel and jet fuel                                                             49,060             50,862
     Asphalt                                                                          1,795              2,861
     Chemicals                                                                        1,699              1,911
     Other                                                                           13,299             14,975
                                                                                -----------         ----------
         Total                                                                      138,770            155,662

Operating margin information (per sales bbl) (1)
     Average sales price                                                        $     34.36         $    31.73
     Raw material, freight and other costs (FIFO inventory accounting)                28.68              28.29
                                                                                -----------         ----------
         Product spread                                                                5.68               3.44
     Refinery operating expenses, excluding depreciation                               4.12               2.74
     Depreciation                                                                       .48                .39
                                                                                -----------         ----------
         Operating margin                                                       $      1.08         $      .31

Average West Texas Intermediate crude oil price at Cushing, OK                  $     29.68         $    29.72

Average sales price (per sales bbl) (1)
     Gasoline                                                                   $     37.05         $    34.53
     Diesel and jet fuel                                                              35.99              33.36
     Asphalt                                                                          13.91              19.75
     Chemicals                                                                        70.08              54.96
     Other                                                                            11.79               9.66

(1) Prior year data restated to conform to current year presentation.

                                      REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:                                                                    Three Months Ended
                                                                                           March 31,
                                                                             -------------------------------------
                                                                                    2001               2000
                                                                                ------------       ------------
Raw material input (bpd)
     Light crude                                                                      1,729              2,978
     Heavy crude                                                                     30,198             32,861
     Other feed and blend stocks                                                      4,514              5,284
                                                                                -----------         ----------
         Total                                                                       36,441             41,123

Manufactured product yields (bpd)
     Gasoline                                                                        15,313             17,612
     Diesel                                                                          11,778             12,052
     Asphalt                                                                          3,250              4,688
     Other                                                                            5,078              5,409
                                                                                -----------         ----------
         Total                                                                       35,419             39,761

Total product sales (bpd)
     Gasoline                                                                        19,617             21,105
     Diesel                                                                          11,336             12,160
     Asphalt                                                                          1,795              2,861
     Other                                                                            3,749              5,910
                                                                                -----------         ----------
         Total                                                                       36,497             42,036

Operating margin information (per sales bbl) (1)
     Average sales price                                                        $     34.53         $    29.93
     Raw material, freight and other costs (FIFO inventory accounting)                26.87              25.98
                                                                                -----------         ----------
         Product spread                                                                7.66               3.95
     Refinery operating expenses, excluding depreciation                               4.17               2.97
     Depreciation                                                                      1.01                .79
                                                                                -----------         ----------
         Operating margin                                                       $      2.48         $      .19

Light/heavy crude spread (per bbl)                                              $      8.20         $     3.88

Average sales price (per sales bbl) (1)
     Gasoline                                                                   $     39.78         $    35.63
     Diesel                                                                           38.04              35.17
     Asphalt                                                                          13.91              19.75
     Other                                                                             6.40               3.74

(1) Prior year data restated to conform to current year presentation.

                                      REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:                                                                   Three Months Ended
                                                                                           March 31,
                                                                             -------------------------------------
                                                                                    2001               2000
                                                                                ------------       ------------
Raw material input (bpd)
     Light crude                                                                     24,115             40,726
     Heavy and intermediate crude                                                    76,263             64,052
     Other feed and blend stocks                                                      9,813             10,343
                                                                                -----------         ----------
         Total                                                                      110,191            115,121

Manufactured product yields (bpd)
     Gasoline                                                                        53,888             62,289
     Diesel and jet fuel                                                             36,469             38,492
     Chemicals                                                                        1,662              1,874
     Other                                                                           17,961             11,289
                                                                                -----------         ----------
         Total                                                                      109,980            113,944

Total product sales (bpd)
     Gasoline                                                                        53,300             63,948
     Diesel and jet fuel                                                             37,724             38,702
     Chemicals                                                                        1,699              1,911
     Other                                                                            9,549              9,065
                                                                                -----------         ----------
         Total                                                                      102,272            113,626

Operating margin information (per sales bbl) (1)
     Average sales price                                                        $     34.30         $    32.40
     Raw material, freight and other costs (FIFO inventory accounting)                29.33              29.15
                                                                                -----------         ----------
         Product spread                                                                4.97               3.25
     Refinery operating expenses, excluding depreciation                               4.10               2.66
     Depreciation                                                                       .29                .25
                                                                                -----------         ----------
         Operating margin                                                       $       .58         $      .34

WTI/WTS crude spread (per bbl)                                                  $      3.73         $     1.80

Average sales price (per sales bbl) (1)
     Gasoline                                                                   $     36.04         $    34.16
     Diesel and jet fuel                                                              35.38              32.79
     Chemicals                                                                        70.08              54.96
     Other                                                                            13.92              13.52

(1) Prior year data restated to conform to current year presentation.

PART II - OTHER INFORMATION

ITME 1.	Legal Proceedings - None, which in the opinion of management would have a material impact on the registrant.
ITME 2.	Changes in Securities - None.
ITME 2.	Changes in Securities - None.
ITME 4.	Submission of Matters to a Vote of Security Holders -

The annual meeting of the registrant was held April 19, 2001 with the shareholders approving the proposals for the election of seven directors and the appointment of the Company’s auditors.

ITME 5.	Other Information - None.
ITME 6.	Exhibits and Reports on Form 8-K - (a) Exhibits None. (b) Reports on Form 8-K None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER OIL CORPORATION By: /s/ Nancy J. Zupan Nancy J. Zupan Vice President - Controller (principal accounting officer)

Date: May 1, 2001