Form 10-Q
period 2001-06-30
FRONTIER OIL CORP /NEW/
filed 2001-08-07
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Registrant’s number of common shares outstanding as of August 2, 2001: 25,995,858

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2001

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
FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

                                                            Six Months Ended            Three Months Ended
                                                                June 30                       June 30
                                                          2001           2000           2001           2000
                                                       ----------     ----------     ----------    ----------

Revenues:
     Refined products (1)                              $  986,685     $  975,051     $  557,563    $  525,558
     Other                                                 (1,893)         1,351         (3,914)        1,145
                                                       ----------     ----------     ----------    ----------
                                                          984,792        976,402        553,649       526,703
                                                       ----------     ----------     ----------    ----------
Costs and Expenses:
     Refining operating costs (1)                         850,831        914,820        441,253       475,184
     Selling and general expenses                           8,603          5,930          5,276         3,347
     Depreciation                                          12,284         11,358          6,204         5,689
                                                       ----------     ----------     ----------    ----------
                                                          871,718        932,108        452,733       484,220
                                                       ----------     ----------     ----------    ----------

Operating Income                                          113,074         44,294        100,916        42,483
Interest Expense, Net                                      15,353         16,745          8,166         8,493
                                                       ----------     ----------     ----------    ----------
Income Before Income Taxes                                 97,721         27,549         92,750        33,990
Provision for Income Taxes                                 14,308          1,728         13,849         2,087
                                                       ----------     ----------     ----------    ----------
Net Income                                             $   83,413     $   25,821     $   78,901    $   31,903
                                                       ==========     ==========     ==========    ==========

Basic Earnings Per Share
     of Common Stock:                                  $     3.15     $      .94     $     2.99    $     1.16
                                                       ==========     ==========     ==========    ==========
Diluted Earnings Per Share
     of Common Stock:                                  $     3.05     $      .92     $     2.86    $     1.13
                                                       ==========     ==========     ==========    ==========

(1) Prior year data restated to conform to current year presentation.

The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

June 30, 2001 and December 31, 2000                                                2001             2000
                                                                                ----------       ----------
ASSETS
Current Assets:
     Cash, including cash equivalents of
         $63,014 in 2001 and $62,593 in 2000                                    $   84,034       $   64,446
     Trade receivables, less allowance for doubtful
         accounts of $500 in 2001and 2000                                           81,884           69,220
     Other receivables                                                              11,942            8,905
     Inventory of crude oil, products and other                                    130,867          125,481
     Deferred tax current assets                                                     4,021              687
     Other current assets                                                            1,667            3,780
                                                                                ----------       ----------
         Total current assets                                                      314,415          272,519
                                                                                ----------       ----------
Property, Plant and Equipment, at cost:
     Refineries and pipeline                                                       397,519          389,874
     Furniture, fixtures and other equipment                                         5,582            5,364
                                                                                ----------       ----------
                                                                                   403,101          395,238
         Less - Accumulated depreciation                                           104,526           92,245
                                                                                ----------       ----------
                                                                                   298,575          302,993

Other Assets                                                                        12,279           12,701
                                                                                ----------       ----------

                                                                                $  625,269       $  588,213
                                                                                ==========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $  165,285       $  171,563
     Revolving credit facility                                                           -           23,000
     Accrued turnaround cost                                                        11,106           17,531
     Accrued liabilities and other                                                  22,914           11,972
     Accrued interest                                                                4,248            4,843
                                                                                ----------       ----------
         Total current liabilities                                                 203,553          228,909
                                                                                ----------       ----------

Long-Term Debt                                                                     220,450          239,583
Long-Term Accrued Turnaround Cost                                                   13,324           13,525
Post-Retirement Employee Liabilities                                                18,889           17,847
Deferred Credits and Other                                                           2,996            3,072
Deferred Income Taxes                                                                9,874            3,853

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                -                -
     Common stock, no par, 50,000,000 shares authorized,
         29,744,924 and 29,190,004 shares issued in 2001 and 2000                   57,414           57,359
     Paid-in capital                                                                94,941           89,706
     Retained earnings (deficit)                                                    32,151          (49,916)
     Treasury stock, 3,491,760 shares and 2,622,596 shares
         in 2001 and 2000                                                          (26,395)         (15,725)
     Deferred employee compensation, 260,306 restricted shares in 2001              (1,928)               -
                                                                                ----------       ----------
     Total Shareholders' Equity                                                    156,183           81,424
                                                                                ----------       ----------

                                                                                $  625,269       $  588,213
                                                                                ==========       ==========

The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the six months ended June 30,                                                   2001            2000
                                                                                ----------       ----------

OPERATING ACTIVITIES
Net income                                                                      $   83,413       $   25,821
Depreciation                                                                        12,284           11,358
Deferred credits and other                                                           5,024              793
Change in working capital from operations                                          (25,131)          (4,715)
                                                                                ----------       ----------
     Net cash provided by operating activities                                      75,590           33,257
                                                                                ----------       ----------

INVESTING ACTIVITIES
Additions to property and equipment                                                 (8,888)          (3,345)
Other                                                                                  (79)               -
                                                                                ----------       ----------
     Net cash used in investing activities                                          (8,967)          (3,345)
                                                                                ----------       ----------

FINANCING ACTIVITIES
Refining credit facility borrowings (repayments)                                   (23,000)         (26,000)
Repayments of debt:
     9-1/8% Senior Notes                                                           (16,910)               -
Issuance of common stock                                                             1,783            1,963
Purchase of treasury stock                                                          (8,602)            (489)
Other                                                                                 (306)             (50)
                                                                                ----------       ----------
     Net cash used in financing activities                                         (47,035)         (24,576)
                                                                                ----------       ----------

Increase in cash and cash equivalents                                               19,588            5,336
Cash and cash equivalents, beginning of period                                      64,446           38,345
                                                                                ----------       ----------
Cash and cash equivalents, end of period                                        $   84,034       $   43,681
                                                                                ==========       ==========

The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
June 30, 2001
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

Earnings per share

Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share assumes the additional dilution for the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:
                                                           Six Months Ended             Three Months Ended
                                                               June 30                        June 30
                                                          2001           2000            2001          2000
                                                       ----------     ----------      ----------    ----------

     Basic                                             26,464,641     27,468,549      26,374,765    27,539,080
     Diluted                                           27,330,115     28,081,997      27,622,937    28,152,528

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

        The Company utilizes derivative instruments to protect against price declines on foreign crude oil purchases and these contracts qualify for hedge accounting as fair value hedges under SFAS No. 133. The Company also uses derivative instruments to fix margins on certain gasoline production and hedge inventory. The Company’s derivative contracts to fix margins or hedge inventory currently do not qualify for hedge accounting under SFAS No. 133. At June 30, 2001 the Company has no open derivative instruments. Realized futures trading net losses on inventories and/or future production in 2001 and the ineffective portion of fair value hedges on crude oil was $2.4 million for the first six months of 2001 and is reflected as a reduction of other income.

2.    Schedule of major components of inventory

                                                                                 June 30,       December 31,
                                                                                   2001             2000
                                                                              -------------    -------------
                                                                                      (in thousands)

Crude oil                                                                     $      29,737    $      39,947
Unfinished products                                                                  48,292           36,078
Finished products                                                                    36,045           33,587
Process chemicals                                                                     3,898            2,743
Repairs and maintenance supplies and other                                           12,895           13,126
                                                                              -------------    -------------
                                                                              $     130,867    $     125,481
                                                                              =============    =============

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

      As of June 30, 2001 the Company has granted 260,306 restricted shares of common stock of which 25% vest in March, 2002, 25% vest in March, 2003 and 50% vest in March, 2004. The shares were recorded at the market value on the date of issuance (March 13, 2001) as deferred employee compensation (equity account) and will be amortized to compensation expense over the respective vesting periods of the stock. Amortization expense was $128,000 for the quarter and six months ended June 30, 2001.

4.    Canadian Tax Assessment

      Prior to the sale of its Canadian oil and gas operations in June 1997, the Company conducted business in Canada. As a result of an audit in 1999 of its Canadian tax returns for the years 1995, 1996 and 1997 conducted by the Canada Customs and Revenue Agency (formerly Revenue Canada), the Company was assessed for approximately C$27 million of additional taxes. More than C$20 million of this assessment related to certain foreign exploration and development expenditure (“FEDE”) deductions. As previously reported, the Company and the Canada Customs and Revenue Agency were awaiting the passage of legislation drafted and released by the Department of Finance in Canada that would eliminate this portion of the assessment. On June 14, 2001, the legislation received Royal Assent and was thereby passed into law. As a result, the major portion of the Canadian tax assessment is vacated. In addition to the FEDE assessment, approximately C$2 million of the original assessment related to minor items, which the Company did not dispute and settled in 2000 through a cash payment of C$1.1 million and the application of tax pools.

      Accordingly, only approximately C$5 million of the original assessment (plus accumulated interest on this amount estimated to be C$3.4 million) remains to be resolved. The outstanding amount relates to the deductibility of interest and certain related financing costs in 1995, which were not previously challenged by the Canada Customs and Revenue Agency in its audits of prior periods. With the recent passing of the long-awaited FEDE legislation, the Company is currently preparing its appeal of the deductibility of the interest and related expenses. While the Company acknowledges the inherent uncertainties associated with any tax disputes, management believes that this matter will be resolved without any further material effect on the Company’s financial position, results of operations or liquidity. Since a reasonable estimate of any possible assessment the Company may be required to pay is not possible at this time, no accrual has been made.

5.    El Dorado Contingent Earn-Out Payment

      As part of the consideration for the acquisition of the El Dorado refinery in November 1999, the Company may be required to make contingent earn-out payments for each of the years 2001 through 2007. These annual payments are calculated on a calendar year basis, and are equal to one-half of the excess over $60 million of the El Dorado refinery’s revenues less its material costs and operating costs, other than depreciation. The total amount of these contingent payments is capped at $40 million, with an annual cap of $7.5 million. Such contingency payments, if any, will be recorded as additional acquisition cost when the contingent payment is determinable beyond a reasonable doubt. If the contingent payment were calculated based on the Company’s earnings for the six months ended June 30, 2001, the Company would make an earn-out payment of $7.5 million in early 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The terms “Frontier” and “we” refer to Frontier Oil Corporation and its subsidiaries.

Six months ended June 30, 2001 compared with the same period in 2000

      We had net income for the six months ended June 30, 2001 of $83.4 million, or $3.05 per diluted share, compared to net income of $25.8 million, or $.92 per diluted share, for the same period in 2000.

      Operating income increased $68.8 million in 2001 versus 2000 due to an increase in the refined product spread (revenues less material costs) of $91.1 million, offset by a decrease in other income of $3.2 million and increases in refining operating expenses of $15.4 million, selling and general costs of $2.7 million and depreciation of $926,000.

      Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was lower in 2001 than in 2000. The refined product spread was $8.71 per barrel in 2001 compared to $4.96 per barrel in 2000. The Cheyenne refinery refined product spread was $10.12 per barrel in 2001 compared to $5.18 per barrel in 2000. The improved product spread was due to improved light product margins and an increase in the light/heavy spread. The El Dorado refinery refined product spread was $8.15 per barrel in 2001 compared to $4.86 per barrel in 2000 due to improved light product margins and an increase in the WTI/WTS crude oil price spread.

      Refined product revenues increased $11.6 million or 1% due to increased overall sales prices offset by decreased sales volumes. While the average gasoline price increased $3.76 per barrel and average diesel and jet fuel prices increased $3.05 per barrel, we experienced a 7% overall decrease in sales volumes. Yields of gasoline decreased 5% while yields of diesel and jet fuel decreased 1% in 2001 compared to the same period in 2000. The primary reason for the decreased sales and yields was the major turnaround, or planned maintenance, at the El Dorado refinery which commenced in mid-March and was completed in mid-April. The Cheyenne refinery throughput and resulting yields in the first three months of 2001 was constrained by asphalt inventory storage availability that was impacted by increased throughput during the fourth quarter of 2000.

      Other income decreased $3.2 million to a loss of $1.9 million in 2001 due to $2.4 million realized futures trading net losses on inventories and/or future production in 2001 compared to an $864,000 net gain in 2000.

      Refining operating costs decreased $64.0 million or 7% from 2000 levels due to decreases in material, freight and other costs offset by higher refinery operating expenses. Material, freight and other costs per bbl decreased 3% or $.71 per bbl in 2001 primarily due to lower crude oil prices. The Cheyenne refinery material, freight and other costs of $26.09 per barrel decreased from $26.40 per barrel in 2000 due to lower crude oil prices and an increased light/heavy spread but offsetting these were higher feed, blendstock and purchased product prices, whose prices are not impacted by lower crude oil prices . The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil decreased to 91% in 2001 from 92% in 2000. The light/heavy spread averaged $7.88 per barrel compared to $3.66 per barrel in the first six months of 2000. The El Dorado refinery material, freight and other costs of $28.52 per barrel decreased from $29.42 per barrel due to lower crude oil prices offset by higher feed and blendstock prices, whose prices are not impacted by lower crude oil prices. Refining operating expense per barrel was $3.68 in 2001 compared to $2.88 per barrel in 2000. Higher natural gas costs comprised approximately 44 percent of the per barrel operating expense increase with the remainder being due to decreased yields and sales. The Cheyenne refinery operating expense per barrel increased $.71 to $3.42 per barrel in 2001 while the El Dorado refinery operating expense was $3.78 per barrel in 2001 increasing from the 2000 operating expense of $2.95 per barrel.

      Selling and general expenses increased $2.7 million or 45% for the six months ended June 30, 2001 because of increased personnel and other costs relating to the El Dorado refinery acquisition.

      Depreciation increased $926,000 or 8% in the 2001 six-month period as compared to the same period in 2000 because of increases in capital investments.

      The interest expense decrease of $1.4 million or 8% in 2001 was attributable to repurchases of 9-1/8% Senior Notes and 11-3/4% Senior Notes during 2000 and 2001, less interest expense and fees on the revolving credit facility and more interest income. Average debt for the six months decreased from $302 million in 2000 to $277 million in 2001.

      Income taxes increased as a result of the full utilization of our previously unbenefitted deferred tax assets late in the period.

Three months ended June 30, 2001 compared with the same period in 2000

      We had net income for the three months ended June 30, 2001 of $78.9 million, or $2.86 per diluted share, compared to net income of $31.9 million, or $1.13 per diluted share, for the same period in 2000.

      Operating income increased $58.4 million in 2001 versus 2000 due to an increase in the refined product spread (revenues less material costs) of $68.8 million, offset by a decrease in other income of $5.1 million and increases in refining operating expenses of $2.9 million, selling and general costs of $1.9 million and depreciation of $515,000.

      Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was lower in 2001 than in 2000. The refined product spread was $11.32 per barrel in 2001 compared to $6.38 per barrel in 2000. The Cheyenne refinery refined product spread was $11.94 per barrel in 2001 compared to $6.19 per barrel in 2000. The improved product spread was due to improved light product margins and an increase in the light/heavy spread. The El Dorado refinery refined product spread was $11.04 per barrel in 2001 compared to $6.47 per barrel in 2000 due to improved light product margins and an increase in the WTI/WTS crude oil price spread.

      Refined product revenues increased $32.0 million or 6% due to increased overall sales prices offset by decreased sales volumes. While the average gasoline price increased $4.42 per barrel and average diesel and jet fuel prices increased $3.43 per barrel, we experienced a 3% overall decrease in sales volumes. Yields of gasoline increased 4% while yields of diesel and jet fuel increased 3% in 2001 compared to the same period in 2000. The primary reason for the decreased sales was the major turnaround, or planned maintenance, at the El Dorado refinery which commenced in mid-March and was completed in mid-April.

      Other income decreased $5.1 million to a loss of $3.9 million in 2001 due to $4.2 million realized futures trading net losses on inventories and/or future production in 2001 compared to an $864,000 net gain in 2000.

      Refining operating costs decreased $33.9 million or 7% from 2000 levels due to decreases in material, freight and other costs offset by higher refinery operating expenses. Material, freight and other costs per bbl decreased 6% or $1.69 per bbl in 2001 primarily due to lower crude oil prices. The Cheyenne refinery material, freight and other costs of $25.51 per barrel decreased from $26.75 per barrel in 2000 due to lower crude oil prices and an increased light/heavy spread but offsetting these were higher feed, blendstock and purchased product prices, whose prices are not impacted by lower crude oil prices. The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil decreased to 88% in 2001 from 92% in 2000 due to limited asphalt inventory storage availability. The light/heavy spread averaged $7.55 per barrel compared to $3.44 per barrel in the three months ended June 2000. The El Dorado refinery material, freight and other costs of $27.79 per barrel decreased from $29.69 per barrel due to lower crude oil prices offset by higher feed and blendstock prices, whose prices are not impacted by lower crude oil prices. Refining operating expense per barrel was $3.30 in 2001 compared to $3.01 per barrel in 2000. Higher utility costs at the El Dorado refinery and decreased sales volumes overall were the main components of the per barrel operating expense increase. The Cheyenne refinery operating expense per barrel increased $.36 to $2.86 per barrel in 2001 while the El Dorado refinery operating expense was $3.49 per barrel in 2001 increasing from the 2000 operating expense of $3.24 per barrel.

      Selling and general expenses increased $1.9 million or 58% for the three months ended June 30, 2001 because of increased personnel and other costs relating to the El Dorado refinery acquisition.

      Depreciation increased $515,000 or 9% in the 2001 three-month period as compared to the same period in 2000 because of increases in capital investments.

      The interest expense decrease of $327,000 or 4% in 2001 was attributable to repurchases of 9-1/8% Senior Notes and 11-3/4% Senior Notes during 2000 and 2001 and less interest expense and fees on the revolving credit facility. Average debt for the three months decreased from $300 million in 2000 to $279 million in 2001.

      Income taxes increased as a result of the full utilization of our previously unbenefitted deferred tax assets late in the period.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities for the six months ended June 30, 2001 was $75.6 million compared to $33.3 million cash provided by operating activities for the six months ended June 30, 2000. Working capital changes required $25.1 million and $4.7 million of cash flows for the first six months of 2001 and 2000, respectively.

      At June 30, 2001, we had $84.0 million of cash and cash equivalents, $112.9 million available under our line of credit and working capital of $110.9 million. In addition, we purchased $16.9 million of 9-1/8% Senior Notes during the first six months of 2001 and had committed to purchase $2.333 million of 11-3/4% Senior Notes which were purchased in early July 2001.

      Additions to property and equipment in the first six months of 2001 of $8.9 million increased $5.5 million from the first six months in 2000. Total capital expenditures for 2001 are currently planned to be approximately $23.7 million.

      In June 2001 our Board of Directors authorized an additional two million shares under our previously announced stock repurchase program bringing the total authorization to six million shares which may be purchased and held as treasury shares. Through December 2000, 2,345,900 shares of common stock had been purchased under this program. During the first six months of 2001, an additional 1,027,600 were purchased or committed to purchase for approximately $11.3 million under this program.

      Our Board of Directors declared an initial quarterly cash dividend in June 2001 of $.05 per share payable on July 16, 2001 to shareholders of record on June 29, 2001. The total cash required for this dividend is $1.3 million.

      Our refining revolving credit facility was amended, effective June 20, 2001, to extend the facility expiration date from November 16, 2002 to June 15, 2004.

      Market Risk - Derivative Instruments. Other income includes futures trading losses of $2.4 million and $4.2 million, for the six months and three months ended June 30, 2001, respectively, on derivative instruments to hedge inventories and/or production in 2001 and the ineffective portion of fair value hedges on crude oil.

      At June 30, 2001, we have no open commodity derivative contracts.

REFINING OPERATING STATISTICAL INFORMATION

Consolidated:

                                                                Six Months Ended         Three Months Ended
                                                                    June 30,                  June 30,
                                                             -----------------------   -----------------------
                                                                2001         2000         2001         2000
                                                             ----------   ----------   ----------   ----------
Raw material input (bpd)
     Light crude                                                 30,423       39,520       34,951       35,336
     Heavy and intermediate crude                               109,308      101,642      112,124      106,370
     Other feed and blend stocks                                 14,554       14,571       14,779       13,515
                                                             ----------   ----------   ----------   ----------
         Total                                                  154,285      155,733      161,854      155,221

Manufactured product yields (bpd)
     Gasoline                                                    73,264       76,988       77,283       74,074
     Diesel and jet fuel                                         50,462       50,796       52,653       51,049
     Asphalt                                                      4,748        6,066        6,228        7,444
     Chemicals                                                    1,623        1,842        1,584        1,810
     Other                                                       21,767       17,124       20,508       17,550
                                                             ----------   ----------   ----------   ----------
         Total                                                  151,864      152,816      158,256      151,927

Total product sales (bpd)
     Gasoline                                                    77,363       83,664       81,761       82,275
     Diesel and jet fuel                                         50,183       51,666       51,294       52,470
     Asphalt                                                      5,381        5,627        8,928        8,393
     Chemicals                                                    1,576        2,247        1,455        2,582
     Other                                                       14,703       16,742       16,093       18,509
                                                             ----------   ----------   ----------   ----------
         Total                                                  149,206      159,946      159,531      164,229

Operating margin information (per sales bbl) (1)
     Average sales price                                      $   36.54    $   33.50    $   38.41    $   35.16
     Raw material, freight and other costs (2)                    27.83        28.54        27.09        28.78
                                                             ----------   ----------   ----------   ----------
         Product spread                                            8.71         4.96        11.32         6.38
     Refinery operating expenses, excl depreciation                3.68         2.88         3.30         3.01
     Depreciation                                                   .45          .38          .42          .38
                                                             ----------   ----------   ----------   ----------
         Operating margin                                     $    4.58    $    1.70    $    7.60    $    2.99

Average West Texas Intermediate
     crude oil price at Cushing, OK                           $   28.61    $   29.74    $   27.53    $   29.75

Average sales price (per sales bbl) (1)
     Gasoline                                                 $   41.16    $   37.40    $   44.79    $   40.37
     Diesel and jet fuel                                          37.26        34.21        38.46        35.03
     Asphalt                                                      20.94        23.89        22.34        25.29
     Chemicals                                                    76.45        62.96        83.83        68.89
     Other                                                        11.14        11.06        10.61        12.19

(1) Prior year data restated to conform to current year presentation.
(2) FIFO inventory accounting.

REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:

                                                                 Six Months Ended        Three Months Ended
                                                                    June 30,                   June 30,
                                                             -----------------------   -----------------------
                                                                2001          2000         2001         2000
                                                             ----------   ----------   ----------   ----------
Raw material input (bpd)
     Light crude                                                  3,345        3,084        4,943        3,190
     Heavy crude                                                 32,956       35,138       35,684       37,414
     Other feed and blend stocks                                  4,362        5,085        4,212        4,887
                                                             ----------   ----------   ----------   ----------
         Total                                                   40,663       43,307       44,839       45,491

Manufactured product yields (bpd)
     Gasoline                                                    16,507       17,776       17,688       17,939
     Diesel                                                      12,824       12,469       13,859       12,887
     Asphalt                                                      4,748        6,066        6,228        7,444
     Other                                                        5,631        5,671        6,178        5,933
                                                             ----------   ----------   ----------   ----------
         Total                                                   39,710       41,982       43,953       44,203

Total product sales (bpd)
     Gasoline                                                    20,661       22,284       21,694       23,462
     Diesel                                                      12,435       12,334       13,522       12,508
     Asphalt                                                      5,381        5,627        8,928        8,393
     Other                                                        4,134        6,166        4,515        6,421
                                                             ----------   ----------   ----------   ----------
         Total                                                   42,611       46,411       48,659       50,784

Operating margin information (per sales bbl) (1)
     Average sales price                                      $   36.21    $   31.58    $   37.45    $   32.94
     Raw material, freight and other costs (2)                    26.09        26.40        25.51        26.75
                                                             ----------   ----------   ----------   ----------
         Product spread                                           10.12         5.18        11.94         6.19
     Refinery operating expenses, excl depreciation                3.42         2.71         2.86         2.50
     Depreciation                                                   .87          .72          .76          .66
                                                             ----------   ----------   ----------   ----------
         Operating margin                                     $    5.83    $    1.75    $    8.32    $    3.03

Light/heavy crude spread (per bbl)                            $    7.88    $    3.66    $    7.55    $    3.44

Average sales price (per sales bbl) (1)
     Gasoline                                                 $   43.63    $   38.49    $   47.06    $   41.07
     Diesel                                                       40.03        36.05        41.68        36.90
     Asphalt                                                      20.94        23.89        22.34        25.29
     Other                                                         7.49         4.65         8.40         5.48

(1) Prior year data restated to conform to current year presentation.
(2) FIFO inventory accounting.

REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:

                                                                 Six Months Ended        Three Months Ended
                                                                     June 30,                   June 30,
                                                             -----------------------   -----------------------
                                                                2001          2000         2001         2000
                                                             ----------   ----------   ----------   ----------
Raw material input (bpd)
     Light crude                                                 27,077       36,436       30,007       32,147
     Heavy and intermediate crude                                76,352       66,505       76,440       68,956
     Other feed and blend stocks                                 10,192        9,485       10,567        8,627
                                                             ----------   ----------   ----------   ----------
         Total                                                  113,621      112,426      117,014      109,730

Manufactured product yields (bpd)
     Gasoline                                                    56,757       59,212       59,595       56,135
     Diesel and jet fuel                                         37,638       38,327       38,794       38,162
     Chemicals                                                    1,623        1,842        1,584        1,810
     Other                                                       16,136       11,453       14,330       11,617
                                                             ----------   ----------   ----------   ----------
         Total                                                  112,154      110,834      114,303      107,724

Total product sales (bpd)
     Gasoline                                                    56,702       61,380       60,067       58,812
     Diesel and jet fuel                                         37,748       39,332       37,773       39,962
     Chemicals                                                    1,576        2,247        1,455        2,582
     Other                                                       10,569       10,576       11,578       12,088
                                                             ----------   ----------   ----------   ----------
         Total                                                  106,595      113,535      110,873      113,444

Operating margin information (per sales bbl) (1)
     Average sales price                                      $   36.67    $   34.28    $   38.83    $   36.16
     Raw material, freight and other costs (2)                    28.52        29.42        27.79        29.69
                                                             ----------   ----------   ----------   ----------
         Product spread                                            8.15         4.86        11.04         6.47
     Refinery operating expenses, excl depreciation                3.78         2.95         3.49         3.24
     Depreciation                                                   .28          .25          .27          .25
                                                             ----------   ----------   ----------   ----------
         Operating margin                                     $    4.09    $    1.66    $    7.28    $    2.98

WTI/WTS crude spread (per bbl)                                $    3.75    $    1.80    $    3.77    $    1.90

Average sales price (per sales bbl) (1)
     Gasoline                                                 $   40.27    $   37.00    $   43.97    $   40.09
     Diesel and jet fuel                                          36.35        33.63        37.30        34.44
     Chemicals                                                    76.45        62.96        83.83        68.89
     Other                                                        12.57        14.80        11.47        15.75

(1) Prior year data restated to conform to current year presentation.
(2) FIFO inventory accounting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings - None, which in the opinion of management would have a material impact on the registrant.
ITEM 2.	Changes in Securities - There have been no changes in the constituent instruments defining the rights of the holders of any class of registered securities during the current quarter.
ITEM 3.	Defaults Upon Senior Securities - None.
ITEM 4.	Submission of Matters to a Vote of Security Holders - None.
ITEM 5.	Other Information - None.
ITEM 6.	Exhibits and Reports on Form 8-K -

(a) Exhibits

10.01 - Second amendment to Revolving Credit Agreement and Guaranty and First Amendment to Clawback Agreement dated June 20, 2001 among Frontier Oil and Refining Company, as borrower, each of Frontier Holdings Inc., Frontier Refining & Marketing Inc., Frontier Refining Inc., Frontier El Dorado Refining Company and Frontier Pipeline Inc., as guarantors, the lenders named therein and Union Bank of California, N.A., as administrative agent for the lenders.

(b) Reports on Form 8-K

None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER OIL CORPORATION By: /s/ Nancy J. Zupan Nancy J. Zupan Vice President - Controller (principal accounting officer)

Date: August 7, 2001