Form 10-Q
period 2001-09-30
FRONTIER OIL CORP /NEW/
filed 2001-11-05
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Registrant’s number of common shares outstanding as of November 2, 2001: 25,564,058

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001

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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited, in thousands except per share amounts)

                                                          Nine Months Ended             Three Months Ended
                                                            September 30                   September 30
                                                         2001           2000            2001           2000
                                                    -------------  -------------     -----------    ----------

Revenues:
     Refined products (1)                           $   1,525,126  $   1,508,049     $   538,441    $  532,998
     Other                                                 (2,285)         4,532            (392)        3,181
                                                    -------------  -------------     -----------    ----------
                                                        1,522,841      1,512,581         538,049       536,179
                                                    -------------  -------------     -----------    ----------
Costs and Expenses:
     Refining operating costs (1)                       1,315,641      1,423,061         464,810       508,241
     Selling and general expenses                          13,034          9,578           4,431         3,648
     Depreciation                                          18,619         17,113           6,335         5,755
                                                    -------------  -------------     -----------    ----------
                                                        1,347,294      1,449,752         475,576       517,644
                                                    -------------  -------------     -----------    ----------

Operating Income                                          175,547         62,829          62,473        18,535
Interest Expense, Net                                      21,943         24,411           6,590         7,666
                                                    -------------  -------------     -----------    ----------
Income Before Income Taxes                                153,604         38,418          55,883        10,869
Provision for Income Taxes                                 35,529          2,486          21,221           758
                                                    -------------  -------------     -----------    ----------
Net Income                                          $     118,075  $      35,932     $    34,662    $   10,111
                                                    =============  =============     ===========    ==========

Basic Earnings Per Share
     of Common Stock:                               $        4.49  $        1.31     $      1.33    $      .37
                                                    =============  =============     ===========    ==========
Diluted Earnings Per Share
     of Common Stock:                               $        4.32  $        1.29     $      1.27    $      .36
                                                    =============  =============     ===========    ==========

(1) Prior year data restated to conform to current year presentation.

The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
 (Unaudited, in thousands except shares)

September 30, 2001 and December 31, 2000                                            2001            2000
                                                                                -----------      ----------

ASSETS
Current Assets:
     Cash, including cash equivalents of
         $133,311 in 2001 and $62,593 in 2000                                   $   134,935      $   64,446
     Trade receivables, less allowance for doubtful
         accounts of $500 in 2001 and 2000                                           68,217          69,220
     Other receivables                                                               11,420           8,905
     Inventory of crude oil, products and other                                     124,400         125,481
     Deferred tax current assets                                                      3,903             687
     Other current assets                                                             1,243           3,780
                                                                                -----------      ----------
         Total current assets                                                       344,118         272,519
                                                                                -----------      ----------
Property, Plant and Equipment, at cost:
     Refineries and pipeline                                                        402,710         389,874
     Furniture, fixtures and other equipment                                          5,665           5,364
                                                                                -----------      ----------
                                                                                    408,375         395,238
         Less - Accumulated depreciation                                            110,861          92,245
                                                                                -----------      ----------
                                                                                    297,514         302,993

Other Assets                                                                         12,095          12,701
                                                                                -----------      ----------

                                                                                $   653,727      $  588,213
                                                                                ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   155,446      $  171,563
     Revolving credit facility                                                            -          23,000
     Accrued turnaround cost                                                         12,103          17,531
     Accrued income taxes                                                            14,609              12
     Accrued liabilities and other                                                   16,047          11,960
     Accrued interest                                                                 8,052           4,843
                                                                                -----------      ----------
         Total current liabilities                                                  206,257         228,909
                                                                                -----------      ----------

Long-Term Debt                                                                      211,825         239,583
Long-Term Accrued Turnaround Cost                                                    14,091          13,525
Post-Retirement Employee Liabilities                                                 18,720          17,847
Deferred Credits and Other                                                            3,330           3,072
Deferred Income Taxes                                                                17,499           3,853

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                 -               -
     Common stock, no par, 50,000,000 shares authorized,
         29,913,524 and 29,190,004 shares issued in 2001 and 2000                    57,431          57,359
     Paid-in capital                                                                 96,723          89,706
     Retained earnings (deficit)                                                     65,487         (49,916)
     Treasury stock, 4,089,160 shares and 2,622,596 shares
         in 2001 and 2000                                                           (35,837)        (15,725)
     Deferred employee compensation, 260,306 restricted shares in 2001               (1,799)              -
                                                                                -----------      ----------
     Total Shareholders' Equity                                                     182,005          81,424
                                                                                -----------      ----------

                                                                                $   653,727      $  588,213
                                                                                ===========      ==========

The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited, in thousands)

For the nine months ended September 30,                                             2001            2000
                                                                                -----------      ----------

OPERATING ACTIVITIES
Net income                                                                      $   118,075      $   35,932
Depreciation                                                                         18,619          17,113
Deferred credits and other                                                           14,121           1,043
Change in working capital from operations                                            (1,413)        (31,427)
                                                                                -----------      ----------
     Net cash provided by operating activities                                      149,402          22,661
                                                                                -----------      ----------
INVESTING ACTIVITIES
Additions to property and equipment                                                 (14,160)         (5,966)
Other                                                                                   (79)              -
                                                                                -----------      ----------
     Net cash used in investing activities                                          (14,239)         (5,966)
                                                                                -----------      ----------
FINANCING ACTIVITIES
Refining credit facility (repayments) borrowings                                    (23,000)         19,800
Repayments of debt:
     9-1/8% Senior Notes                                                            (21,410)         (2,000)
     11-3/4% Senior Notes                                                            (5,541)         (5,000)
Issuance of common stock                                                              2,585           2,651
Purchase of treasury stock                                                          (15,692)         (4,589)
Dividends paid                                                                       (1,323)              -
Other                                                                                  (293)            (50)
                                                                                -----------      ----------
     Net cash (used in) provided by financing activities                            (64,674)         10,812
                                                                                -----------      ----------

Increase in cash and cash equivalents                                                70,489          27,507
Cash and cash equivalents, beginning of period                                       64,446          38,345
                                                                                -----------      ----------
Cash and cash equivalents, end of period                                        $   134,935      $   65,852
                                                                                ===========      ==========

The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS
 September 30, 2001
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

Earnings per share

      Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share assumes the additional dilution for the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

                                                           Nine Months Ended            Three Months Ended
                                                              September 30                  September 30
                                                          2001           2000            2001          2000
                                                       ----------     ----------      ----------    ----------

     Basic                                             26,301,573     27,481,483      25,980,754    27,507,070
     Diluted                                           27,330,764     27,905,196      27,337,379    28,164,760

New accounting pronouncements

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

     Upon adoption of SFAS No. 133 on January 1, 2001, the Company redesignated the natural gas collars it had in place to hedge its natural gas purchases for the first quarter of 2001 as cash flow hedges. Accordingly, at January 1, 2001, the Company recorded the costless collars at fair market value by increasing other current assets by $3.9 million ($4.1 million net of deferred tax current assets of $.2 million) and increasing cumulative adjustment to other comprehensive income (equity account) by a corresponding amount. The costless collars were closed out during the first quarter of 2001 and the realized gain of $2.4 million reduced refinery operating expense when the corresponding natural gas was purchased.

     The Company utilizes derivative instruments to protect against price declines on foreign crude oil purchases and these contracts qualify for hedge accounting as fair value hedges under SFAS No. 133. The Company also uses derivative instruments to fix margins on certain gasoline production and hedge inventory. The Company’s derivative contracts to fix margins or hedge inventory currently do not qualify for hedge accounting under SFAS No. 133. At September 30, 2001, the Company has open derivative instruments to protect against price declines on foreign crude oil purchases. Realized and unrealized futures trading net losses on inventories and/or future refining production in 2001 and the ineffective portion of fair value hedges on crude oil was $3.1 million for the first nine months of 2001 and is reflected as a reduction of other revenues.

      In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“Statement No. 143”). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. Statement No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company is evaluating the future financial effects of adopting Statement No. 143 and expects to adopt the standard effective January 1, 2003.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The objective of Statement No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. The Company expects to adopt Statement No. 144 effective January 1, 2002 and does not expect such adoption to have a material impact on its financial condition and results of operations.

2.    Schedule of major components of inventory

                                                                               September 30,      December 31,
                                                                                   2001               2000
                                                                              --------------     -------------
                                                                                       (in thousands)

Crude oil                                                                     $       31,289    $       39,947
Unfinished products                                                                   39,349            36,078
Finished products                                                                     38,030            33,587
Process chemicals                                                                      2,897             2,743
Repairs and maintenance supplies and other                                            12,835            13,126
                                                                              --------------     -------------
                                                                              $      124,400    $      125,481
                                                                              ==============    ==============

      Inventories of crude oil, other unfinished oils and all finished products are recorded at the lower of cost on a first in, first out (FIFO) basis or market.

3.    Restricted stock plan

      On March 13, 2001 the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Plan”) covering 1,000,000 shares of common stock held as treasury stock by the Company. The Plan’s purpose is to permit grants of shares, subject to restrictions, to key employees of the Company and is intended to promote the interests of the Company by encouraging key employees of the Company to acquire or increase their equity interest in the Company. The Plan is also intended to enhance the ability of the Company to attract and retain the services of key employees who are important to the growth and profitability of the Company. It is designed that the Plan work in conjunction with the Company’s annual bonus program for employees whereby all or a portion of a bonus awarded shall be paid in the form of restricted stock granted under the Plan. Shares awarded under the Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred or pledged during the restriction period except as provided for in the Plan.

      As of September 30, 2001 the Company has granted 260,306 restricted shares of common stock of which 25% vest in March, 2002, 25% vest in March, 2003 and 50% vest in March, 2004. The shares were recorded at the market value on the date of issuance (March 13, 2001) as deferred employee compensation (equity account) and will be amortized to compensation expense over the respective vesting periods of the stock. Amortization expenses for the nine months and quarter ended September 30, 2001 were $256,000 and $128,000, respectively.

4.     Canadian Tax Assessment

      Prior to the sale of its Canadian oil and gas operations in June 1997, the Company conducted business in Canada. As a result of an audit in 1999 of its Canadian tax returns for the years 1995, 1996 and 1997 conducted by the Canada Customs and Revenue Agency (“CCRA”, formerly Revenue Canada), the Company was assessed for approximately C$27 million of additional taxes. More than C$20 million of this assessment related to certain foreign exploration and development expenditure (“FEDE”) deductions. As previously reported, the Company and the CCRA had been awaiting the passage of legislation drafted and released by the Department of Finance in Canada that would eliminate this portion of the assessment. On June 14, 2001, the legislation received Royal Assent and was thereby passed into law. As a result, the major portion of the Canadian tax assessment was vacated. In addition to the FEDE assessment, approximately C$2 million of the original assessment related to minor items, which the Company did not dispute and settled in 2000 through a cash payment of C$1.1 million and the application of tax pools.

      Approximately C$3.7 million of the original assessment (plus accumulated interest on this amount estimated to be C$2.4 million) remains to be resolved. The outstanding amount relates to the deductibility of interest and certain related financing costs in 1995, which were not previously challenged by the Canada Customs and Revenue Agency in its audits of prior periods. The Company is currently in discussions with the CCRA related to its planned appeal of the deductibility of the interest and related expenses. While the Company acknowledges the inherent uncertainties associated with any tax disputes, management believes that this matter will be resolved without any further material effect on the Company’s financial position, results of operations or liquidity. Since a reasonable estimate of any possible assessment the Company may be required to pay is not possible at this time, no accrual has been made in the accompanying financial statements.

5. El Dorado Contingent Earn-Out Payment

      As part of the consideration for the November 1999 acquisition of the El Dorado refinery, the Company may be required to make contingent earn-out payments to the seller of the El Dorado refinery for each of the years 2001 through 2007. These annual payments are calculated on a calendar year basis, and are equal to one- half of the excess over $60 million of the El Dorado refinery’s revenues less its material costs and operating costs, other than depreciation. The total amount of these contingent payments is capped at $40 million, with an annual cap of $7.5 million. Such contingency payments, if any, will be recorded as additional acquisition cost when the contingent payment is determinable beyond a reasonable doubt. If the contingent payment were calculated based on the Company’s earnings for the nine months ended September 30, 2001, the Company would make an earn-out payment of $7.5 million in early 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The terms “Frontier” and “we” refer to Frontier Oil Corporation and its subsidiaries.

Nine months ended September 30, 2001 compared with the same period in 2000

      We had net income for the nine months ended September 30, 2001 of $118.1 million, or $4.32 per diluted share, compared to net income of $35.9 million, or $1.29 per diluted share, for the same period in 2000.

      Operating income increased $112.7 million in 2001 versus 2000 due to an increase in the refined product spread (revenues less raw material, freight and other costs) of $139.2 million, offset by a decrease in other revenues of $6.8 million and increases in refinery operating expenses (excluding depreciation) of $14.7 million, selling and general costs of $3.5 million and depreciation of $1.5 million.

      Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was lower in 2001 than in 2000. The refined product spread was $8.23 per barrel in 2001 compared to $4.92 per barrel in 2000. The Cheyenne refinery refined product spread was $9.37 per barrel in 2001 compared to $5.22 per barrel in 2000. The improved product spread was due to improved light product margins and an increase in the light/heavy crude oil spread. The El Dorado refinery refined product spread was $7.78 per barrel in 2001 compared to $4.81 per barrel in 2000 due to improved light product margins and an increase in the WTI/WTS crude oil spread.

      Refined product revenues increased $17.1 million or 1% due to increased overall sales prices offset by decreased sales volumes. While the average gasoline price increased $1.71 per barrel and average diesel and jet fuel prices increased $.94 per barrel, we experienced a 1% overall decrease in sales volumes. Yields of gasoline decreased 1% while yields of diesel and jet fuel increased 2% in 2001 compared to the same period in 2000. The Cheyenne refinery throughput and resulting yields in the first three months of 2001 was constrained by asphalt inventory storage availability that was impacted by increased throughput during the fourth quarter of 2000. Sales and yields at the El Dorado refinery were reduced in 2001 due to the major turnaround, or planned maintenance, which commenced in mid-March and was completed in mid-April.

      Other revenues decreased $6.8 million to a loss of $2.3 million in 2001 due to $3.1 million realized and unrealized futures trading net losses on inventories and/or future production in 2001 and the ineffective portion of fair value hedges on crude oil compared to an $2.1 million futures trading net gain in 2000. Other revenues in 2000 also included $1.1 million proceeds from the sale of excess catalyst platinum from the El Dorado refinery and insurance proceeds of $300,000, which was related to a business interruption at the El Dorado refinery, and sulfur credit sales of $230,000.

      Refining operating costs decreased $107.4 million or 8% from 2000 levels due to decreases in raw material, freight and other costs offset by higher refinery operating expenses.

      Raw material, freight and other costs per barrel decreased 8% or $2.45 per barrel in 2001 primarily due to lower crude oil prices. The Cheyenne refinery raw material, freight and other costs of $25.70 per barrel decreased from $28.13 per barrel in 2000 due to lower crude oil prices and an increased light/heavy spread but offsetting these were higher feed and blendstock prices, which are not impacted by lower crude oil prices. The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil decreased to 91% in 2001 from 93% in 2000. The light/heavy spread averaged $7.39 per barrel compared to $3.83 per barrel in the first nine months of 2000. The El Dorado refinery raw material, freight and other costs of $27.80 per barrel decreased from $30.26 per barrel due to lower crude oil prices offset by higher feed and blendstock prices, whose prices are not impacted by lower crude oil prices.

      Refinery operating expense (excluding depreciation) per barrel was $3.36 in 2001 compared to $2.98 per barrel in 2000. Higher natural gas and electrical costs comprised approximately 47% of the per barrel operating expense increase. The Cheyenne refinery operating expense (excluding depreciation) per barrel increased $.50 to $3.16 per barrel in 2001 primarily due to higher natural gas and electrical costs, higher maintenance costs and higher salaries. The El Dorado refinery operating expense (excluding depreciation) was $3.44 per barrel in 2001 increasing from the 2000 operating expense of $3.11 per barrel primarily due to higher natural gas and electrical costs and higher additives and chemical costs.

      Selling and general expenses increased $3.5 million or 36% for the nine months ended September 30, 2001 because of increased personnel and other costs relating to the El Dorado refinery acquisition.

      Depreciation increased $1.5 million or 9% in the 2001 nine-month period as compared to the same period in 2000 because of increases in capital investments.

      The interest expense decrease of $2.5 million or 10% in 2001 was attributable to the reduction of debt including repurchases of 9-1/8% Senior Notes and 11-3/4% Senior Notes during 2000 and 2001, lower borrowing rates, balances and fees on the revolving credit facility and more interest income. Average debt for the nine months decreased from $301 million in 2000 to $260 million in 2001.

      Income taxes increased as a result of the full utilization in 2001 of our previously unbenefitted deferred tax assets (net operating loss carryforwards).

Three months ended September 30, 2001 compared with the same period in 2000

      We had net income for the three months ended September 30, 2001 of $34.7 million, or $1.27 per diluted share, compared to net income of $10.1 million, or $.36 per diluted share, for the same period in 2000.

      Operating income increased $43.9 million in 2001 versus 2000 due to an increase in the refined product spread (revenues less raw material, freight and other costs) of $48.2 million and a decrease in refinery operating expenses (excluding depreciation) of $.7 million offset by a decrease in other revenues of $3.6 million and increases in selling and general costs of $.8 million and depreciation of $.6 million.

      Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was lower in 2001 than in 2000. The refined product spread was $7.43 per barrel in 2001 compared to $4.89 per barrel in 2000. The Cheyenne refinery refined product spread was $8.11 per barrel in 2001 compared to $5.29 per barrel in 2000. The improved product spread was due to improved light product margins and an increase in the light/heavy crude oil spread. The El Dorado refinery refined product spread was $7.15 per barrel in 2001 compared to $4.71 per barrel in 2000 due to improved light product margins and an increase in the WTI/WTS crude oil spread.

      Refined product revenues increased $5.4 million or 1% due to increased sales volumes offset by overall decreased sales prices. While the average gasoline price decreased $2.01 per barrel and average diesel and jet fuel prices decreased $3.23 per barrel, we experienced a 10% overall increase in sales volumes. Yields of gasoline increased 8% while yields of diesel and jet fuel increased 8% in 2001 compared to the same period in 2000.

      Other revenues decreased $3.6 million to a loss of $.4 million in 2001 due to $.7 million realized and unrealized futures trading net losses on inventories and/or future production in 2001 and the ineffective portion of fair value hedges on crude oil compared to an $1.3 million futures trading net gain in 2000. Other revenues in 2000 also included $1.1 million proceeds from the sale of excess catalyst platinum from the El Dorado refinery and insurance proceeds of $300,000, which was related to a business interruption at the El Dorado refinery, and sulfur credit sales of $230,000.

      Refining operating costs decreased $43.4 million or 9% from 2000 levels due to decreases in both raw material, freight and other costs and refinery operating expenses.

      Raw material, freight and other costs per barrel decreased 18% or $5.68 per barrel in 2001 primarily due to lower crude oil prices. The Cheyenne refinery raw material, freight and other costs of $25.03 per barrel decreased from $31.51 per barrel in 2000 due to lower crude oil prices and an increased light/heavy spread. The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil decreased to 91% in 2001 from 95% in 2000 to better meet our light product supply requirements. The light/heavy spread averaged $6.42 per barrel compared to $4.16 per barrel in the three months ended September 2000. The El Dorado refinery raw material, freight and other costs of $26.60 per barrel decreased from $31.98 per barrel due to lower crude oil prices.

      Refinery operating expense (excluding depreciation) per barrel was $2.83 in 2001 compared to $3.18 per barrel in 2000 due to higher El Dorado sales volumes and lower El Dorado operating expenses in 2001 offset by higher Cheyenne operating expenses. The Cheyenne refinery operating expense (excluding depreciation) per barrel increased $.17 to $2.73 per barrel in 2001 primarily due to higher electrical costs, salaries and turnaround accruals offset by lower natural gas costs. The El Dorado refinery operating expense (excluding depreciation) was $2.88 per barrel in 2001 decreasing from the 2000 operating expense of $3.44 per barrel due to more sales volumes, lower natural gas costs and turnaround accruals offset by higher additive and chemical costs.

      Selling and general expenses increased $.8 million or 21% for the three months ended September 30, 2001 because of increased personnel and other costs relating to the El Dorado refinery acquisition.

      Depreciation increased $580,000 or 10% in the 2001 three-month period as compared to the same period in 2000 because of increases in capital investments.

      The interest expense decrease of $1.1 million or 14% in 2001 was attributable to the reduction of debt including repurchases of 9-1/8% Senior Notes and 11-3/4% Senior Notes during 2000 and 2001 and lower borrowing rates, balances and fees on the revolving credit facility. Average debt for the three months decreased from $288 million in 2000 to $222 million in 2001.

      Income taxes increased as a result of the full utilization in mid-2001 of our previously unbenefitted deferred tax assets in mid-2001 (net operating loss carryforwards).

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities for the nine months ended September 30, 2001 was $149.4 million compared to $22.7 million cash provided by operating activities for the nine months ended September 30, 2000. Working capital changes required $1.4 million and $31.4 million of cash flows for the first nine months of 2001 and 2000, respectively.

      At September 30, 2001, we had $134.9 million of cash and cash equivalents, $125 million available under our line of credit and working capital of $137.9 million. In addition, we purchased $21.4 million of 9-1/8% Senior Notes and $5.5 million of 11-3/4% Senior Notes during the first nine months of 2001 and had committed to purchase $1.0 million of 9-1/8% Senior Notes which were purchased in early October 2001. Of these, $4.5 million of the 9-1/8% Senior Notes purchases and all $5.5 million of the 11-3/4% Senior Notes purchases were completed in the quarter ended September 30, 2001.

      Additions to property and equipment in the first nine months of 2001 of $14.2 million increased $8.2 million from the first nine months in 2000. Total capital expenditures for 2001 are currently planned to be approximately $23.9 million.

      In June 2001 our Board of Directors authorized an additional two million shares under our previously announced stock repurchase program bringing the total authorization to six million shares which may be purchased and held as treasury shares. Through December 2000, 2,345,900 shares of common stock had been purchased under this program. During the first nine months of 2001, an additional 1,628,000 shares were purchased for approximately $20.7 million under this program. Of these, 600,400 shares were purchased in the quarter ended September 30, 2001.

      Our Board of Directors declared an initial quarterly cash dividend in June 2001 of $.05 per share which was paid on July 16, 2001 to shareholders of record on June 29, 2001 and totaled $1.3 million. Our Board of Directors declared an additional quarterly cash dividend in September 2001 of $.05 per share which will be paid on October 15, 2001 to shareholders of record on September 28, 2001. The total cash required for this dividend is $1.3 million.

      Our refining revolving credit facility was amended, effective June 20, 2001, to extend the facility expiration date from November 16, 2002 to June 15, 2004.

      Market Risk - Derivative Instruments. Other income includes futures trading losses of $3.1 million and $.7 million, for the nine months and three months September 30, 2001, respectively, on derivative instruments to hedge inventories and/or production in 2001 and the ineffective portion of fair value hedges on crude oil.

      As of September 30, 2001 we had open derivative contracts on 1,092,000 barrels of crude oil to hedge against price declines on prepaid foreign crude oil purchases and which are accounted for as fair value hedges under SFAS No. 133. The unrealized ineffective portion of this hedge recorded in other revenues at September 30, 2001 is a $.3 million gain.

REFINING OPERATING STATISTICAL INFORMATION

Consolidated:

                                                                 Nine Months Ended        Three Months Ended
                                                                   September 30,             September 30,
                                                                2001          2000         2001         2000
                                                              ---------    ---------    ---------    ---------
Raw material input (bpd)
     Light crude                                                 31,812       36,496       34,545       30,514
     Heavy and intermediate crude                               112,397      106,688      118,474      116,670
     Other feed and blend stocks                                 15,331       14,912       16,859       15,587
                                                              ---------    ---------    ---------    ---------
         Total                                                  159,540      158,096      169,878      162,771

Manufactured product yields (bpd)
     Gasoline                                                    76,716       77,072       83,506       77,237
     Diesel and jet fuel                                         51,849       50,677       54,578       50,441
     Asphalt                                                      6,644        7,412       10,374       10,075
     Chemicals                                                    1,531        1,783        1,351        1,665
     Other                                                       19,900       17,936       16,227       19,544
                                                              ---------    ---------    ---------    ---------
         Total                                                  156,640      154,880      166,036      158,962

Total product sales (bpd)
     Gasoline                                                    81,688       83,213       90,198       82,320
     Diesel and jet fuel                                         51,406       51,197       53,812       50,270
     Asphalt                                                      7,291        6,982       11,047        9,662
     Chemicals                                                    1,544        2,054        1,481        1,672
     Other                                                       15,728       15,770       17,743       13,848
                                                              ---------    ---------    ---------    ---------
         Total                                                  157,657      159,216      174,281      157,772

Operating margin information (per sales bbl) (1)
     Average sales price                                      $   35.43    $   34.57    $   33.58    $   36.72
     Raw material, freight and other costs (2)                    27.20        29.65        26.15        31.83
                                                              ---------    ---------    ---------    ---------
         Product spread                                            8.23         4.92         7.43         4.89
     Refinery operating expenses, excl depreciation                3.36         2.98         2.83         3.18
     Depreciation                                                   .43          .39          .39          .39
                                                              ---------    ---------    ---------    ---------
         Operating margin                                     $    4.44    $    1.55    $    4.21    $    1.32

Average West Texas Intermediate
     crude oil price at Cushing, OK                           $   28.08    $   30.72    $   27.03    $   32.69

Average sales price (per sales bbl) (1)
     Gasoline                                                 $   39.84    $   38.13    $   37.59    $   39.60
     Diesel and jet fuel                                          36.69        35.75        35.66        38.89
     Asphalt                                                      22.55        25.44        24.09        27.22
     Chemicals                                                    71.88        66.23        62.36        74.93
     Other                                                        10.85        11.86        10.38        13.77

(1) Prior year data restated to conform to current year presentation.
(2) FIFO inventory accounting.

REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:

                                                                 Nine Months Ended        Three Months Ended
                                                                   September 30,              September 30,
                                                                2001          2000         2001         2000
                                                              ---------    ---------    ---------    ---------
Raw material input (bpd)
     Light crude                                                  3,565        2,718        3,999        1,995
     Heavy crude                                                 34,834       36,318       38,527       38,655
     Other feed and blend stocks                                  4,649        4,848        5,212        4,378
                                                              ---------    ---------    ---------    ---------
         Total                                                   43,048       43,884       47,738       45,028

Manufactured product yields (bpd)
     Gasoline                                                    16,774       17,573       17,300       17,170
     Diesel                                                      12,825       12,215       12,826       11,713
     Asphalt                                                      6,644        7,412       10,374       10,075
     Other                                                        5,775        5,315        6,059        4,611
                                                              ---------    ---------    ---------    ---------
         Total                                                   42,018       42,515       46,559       43,569

Total product sales (bpd)
     Gasoline                                                    21,295       22,408       22,543       22,653
     Diesel                                                      12,188       12,265       11,702       12,129
     Asphalt                                                      7,291        6,982       11,047        9,662
     Other                                                        4,095        5,025        4,018        2,769
                                                              ---------    ---------    ---------    ---------
         Total                                                   44,869       46,680       49,310       47,213

Operating margin information (per sales bbl) (1)
     Average sales price                                      $   35.07    $   33.35    $   33.14    $   36.80
     Raw material, freight and other costs (2)                    25.70        28.13        25.03        31.51
                                                              ---------    ---------    ---------    ---------
         Product spread                                            9.37         5.22         8.11         5.29
     Refinery operating expenses, excl depreciation                3.16         2.66         2.73         2.56
     Depreciation                                                   .83          .72          .75          .71
                                                              ---------    ---------    ---------    ---------
         Operating margin                                     $    5.38    $    1.84    $    4.63    $    2.02

Light/heavy crude spread (per bbl)                            $    7.39    $    3.83    $    6.42    $    4.16

Average sales price (per sales bbl) (1)
     Gasoline                                                 $   42.21    $   39.72    $   39.65    $   42.13
     Diesel                                                       39.18        37.57        37.42        40.61
     Asphalt                                                      22.55        25.44        24.09        27.22
     Other                                                         8.01         5.62         9.04         9.92

(1) Prior year data restated to conform to current year presentation.
(2) FIFO inventory accounting.

REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:

                                                                 Nine Months Ended        Three Months Ended
                                                                   September 30,              September 30,
                                                                2001          2000         2001         2000
                                                              ---------    ---------    ---------    ---------
Raw material input (bpd)
     Light crude                                                 28,246       33,778       30,546       28,519
     Heavy and intermediate crude                                77,563       70,369       79,948       78,016
     Other feed and blend stocks                                 10,682       10,064       11,647       11,209
                                                              ---------    ---------    ---------    ---------
         Total                                                  116,491      114,211      122,141      117,744

Manufactured product yields (bpd)
     Gasoline                                                    59,942       59,499       66,206       60,067
     Diesel and jet fuel                                         39,024       38,462       41,752       38,728
     Chemicals                                                    1,531        1,783        1,351        1,665
     Other                                                       14,125       12,621       10,168       14,932
                                                              ---------    ---------    ---------    ---------
         Total                                                  114,622      112,365      119,477      115,392

Total product sales (bpd)
     Gasoline                                                    60,393       60,805       67,655       59,666
     Diesel and jet fuel                                         39,218       38,932       42,110       38,141
     Chemicals                                                    1,544        2,054        1,481        1,672
     Other                                                       11,633       10,745       13,725       11,079
                                                              ---------    ---------    ---------    ---------
         Total                                                  112,788      112,536      124,971      110,558

Operating margin information (per sales bbl) (1)
     Average sales price                                      $   35.58    $   35.07    $   33.75    $   36.69
     Raw material, freight and other costs (2)                    27.80        30.26        26.60        31.98
                                                              ---------    ---------    ---------    ---------
        Product spread                                             7.78         4.81         7.15         4.71
     Refinery operating expenses, excl depreciation                3.44         3.11         2.88         3.44
     Depreciation                                                   .27          .25          .25          .26
                                                              ---------    ---------    ---------    ---------
         Operating margin                                     $    4.07    $    1.45    $    4.02    $    1.01

WTI/WTS crude spread (per bbl)                                $    3.39    $    1.84    $    2.68    $    1.93

Average sales price (per sales bbl) (1)
     Gasoline                                                 $   39.00    $   37.54    $   36.91    $   38.64
     Diesel and jet fuel                                          35.92        35.18        35.17        38.34
     Chemicals                                                    71.88        66.23        62.36        74.93
     Other                                                        11.85        14.77        10.77        14.73

(1) Prior year data restated to conform to current year presentation.
(2) FIFO inventory accounting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings - None, which in the opinion of management would have a material impact on the registrant.
ITEM 2.	Changes in Securities - There have been no changes in the constituent instruments defining the rights of the holders of any class of registered securities during the current quarter.
ITEM 3.	Defaults Upon Senior Securities - None.
ITEM 4.	Submission of Matters to a Vote of Security Holders - None.
ITEM 5.	Other Information - None.
ITEM 6.	Exhibits and Reports on Form 8-K - (a) Exhibits None (b) Reports on Form 8-K None.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER OIL CORPORATION By: /s/ Nancy J. Zupan Nancy J. Zupan Vice President - Controller (principal accounting officer)

Date: November 5, 2001