Form 10-K
period 2001-12-31
FRONTIER OIL CORP /NEW/
filed 2002-03-01
CIK 110430

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2001
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

Yes [X]   No . . .

Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.{ }

As of February 27, 2002 there were 25,869,637 common shares outstanding, and the aggregate market value of the common shares (based upon the closing price of these shares on the New York Stock Exchange) of Frontier Oil Corporation held by nonaffiliates was approximately $370 million at that date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2001 are incorporated by reference into Item 1 of Part I and Items 5 through 8 of Part II.

Portions of the Annual Proxy Statement for the year ended December 31, 2001 are incorporated by reference into Items 10 through 13 of Part III.

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

      Important factors that could cause our actual results to differ materially from estimates or projections contained in forward-looking statements include, among others:

•	the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks, refined products and natural gas;
•	actions of our customers and competitors;
•	changes in the cost and availability of pipelines and other means of transporting feedstocks and products;
•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;
•	execution of planned capital projects;
•	weather conditions affecting our operations or the areas in which our products are marketed;
•	political developments in foreign countries;
•	the conditions of the capital markets and equity markets during the periods covered by the forward looking statements;
•	earthquakes or other natural disasters affecting operations;
•	adverse rulings, judgments or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; and
•	adverse changes in the credit ratings assigned to our trade credit.

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

ITEM I.    BUSINESS

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

      Cheyenne Refinery.  Our Cheyenne refinery has a permitted crude capacity of 46,000 barrels per day. We market its refined products primarily in the eastern slope of the Rocky Mountain region, which encompasses eastern Colorado (including the Denver metropolitan area), eastern Wyoming and western Nebraska. The Cheyenne refinery has a coking unit, which allows the refinery to process up to 100% heavy crude oil for use as a feedstock. This ability to process heavy crude oil lowers our crude oil supply costs because heavy crude oil is generally less expensive than lighter types of crude oil. For the year ended December 31, 2001, heavy crude oil constituted approximately 91% of the Cheyenne refinery’s total crude oil charge. For the year ended December 31, 2001, the Cheyenne refinery’s product mix included gasoline (40%), diesel fuel (30%) and asphalt and other refined petroleum products (30%).

      El Dorado Refinery.  The El Dorado refinery, acquired on November 16, 1999 from Equilon Enterprises LLC, is one of the largest refineries in the Plains States and the Rocky Mountain region, with a crude capacity of 110,000 barrels per day. The El Dorado refinery can select from many different types of crude oil because of its direct access to the Cushing, Oklahoma hub which is connected by pipeline to the Gulf Coast. This access, combined with the El Dorado refinery’s complexity, gives it the flexibility to refine a wide variety of crude oils. In connection with our acquisition of the El Dorado refinery in late 1999, we entered into a 15-year refined product offtake agreement for gasoline and diesel production at this refinery with Equiva Trading Company (“Equiva”), an affiliate of Equilon and a company owned by Shell Oil Company. The offtake agreement also provides for Equiva to purchase all jet fuel production from the El Dorado refinery for five years through 2004. The offtake agreement will allow us to maximize the operating efficiency of the El Dorado refinery during the initial years of our ownership. As our commitments to Equiva under the refined product offtake agreement decline over the first ten years, we intend to market an increasing portion of the El Dorado refinery’s gasoline and diesel in the same markets in which Equiva currently sells the El Dorado refinery’s production, primarily the Denver and Kansas City metropolitan areas. For the year ended December 31, 2001, the El Dorado refinery’s product mix included gasoline (54%), diesel and jet fuel (34%) and chemicals and other refined petroleum products (12%).

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

      In addition to its petroleum refining operations, the El Dorado refinery includes a small petro-chemical complex. The primary products of the petro-chemical processes are phenol and acetone, the chemical building blocks for sandpaper adhesive, rubber belts, fiberglass insulation, high-impact plastics, plywood adhesive, medicines, cosmetics and other useful everyday items. Demand for petro-chemical products has been on a decline. Due to reduced demand and weak prices, we have decided to discontinue production of phenol and acetone. We intend to shut down the petro-chemical complex during 2002, and utilize the hydrocarbon streams as feed in other process units.

      Marketing and Distribution.

      Cheyenne Refinery.  The primary market for the Cheyenne refinery’s refined products is the eastern slope area of the Rocky Mountain region, which includes Colorado and Wyoming. For the year ended December 31, 2001, we sold approximately 84% of the Cheyenne refinery’s gasoline sales volumes in Colorado and 9% in Wyoming. For the year ended December 31, 2001, we sold approximately 40% of the Cheyenne refinery’s diesel sales volumes in Colorado and 46% in Wyoming. Because of the location of the Cheyenne refinery, we are able to sell a significant portion of its diesel product from a truck rack at the refinery, eliminating any transportation costs. The gasoline and remaining diesel produced by this refinery are primarily shipped via pipeline to terminals for distribution by truck or rail. Pipeline shipments from the Cheyenne refinery are handled mainly by the Kaneb pipeline, serving Denver and Colorado Springs, Colorado, and the Continental pipeline, serving Sidney, Nebraska.

      We sell refined products from our Cheyenne refinery to a broad base of independent retailers, jobbers and major oil companies. Refined product prices are determined by local market conditions at distribution centers known as “terminal racks.” The customer at a terminal rack typically supplies his own truck transportation. Prices at the terminal rack are posted daily by sellers. In the year ended December 31, 2001, approximately 70% of the Cheyenne refinery’s sales were made to its 25 largest customers. Occasionally, marketing volumes exceed the refinery’s production capabilities. In those instances, we purchase product in the spot market as needed.

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

      In connection with our late 1999 refinery acquisition we entered into a 15-year refined product offtake agreement with Equiva. For the year ended December 31, 2001, Equiva was the El Dorado refinery’s largest customer. Under the agreement, Equiva will purchase gasoline, diesel and jet fuel produced by the El Dorado refinery at market-based prices. Initially, Equiva purchased substantially all of the El Dorado refinery’s production of these products. Beginning in 2000, we retained and marketed a portion of the refinery’s gasoline and diesel production. This portion will increase 5,000 barrels per day each year for ten years, beginning at 5,000 barrels per day in 2000 rising to 50,000 barrels per day in 2009 and remaining at that level through the term of the agreement. Equiva will continue to purchase all jet fuel production for the first five years of the agreement through 2004, but thereafter, we can market all of the El Dorado refinery’s jet fuel production. The agreement will allow us to focus on maximizing the operating efficiency of our El Dorado refinery during the initial years of our ownership. As our sales to Equiva under this agreement decrease, we intend to sell the gasoline and diesel produced by the El Dorado refinery in the same markets as Equiva currently does, as described above.

      Competition.

      Cheyenne Refinery.  The most competitive market for the Cheyenne refinery is the Denver metropolitan area. Other than the Cheyenne refinery, four principal refineries serve the Denver market: Sinclair Oil Company, which has a 65,000 barrel per day refinery near Rawlins, Wyoming and a 22,000 barrel per day refinery in Casper, Wyoming; Ultramar Diamond Shamrock Corporation (UDS), recently acquired by Valero, which has a 28,000 barrel per day refinery in Denver; and Conoco Inc., which has a 57,500 barrel per day refinery in Denver. Denver is also supplied by five product pipelines, including three from outside the region that enable refined products from other regions to be sold in the Denver market. Refined products shipped from other regions bear the burden of higher transportation costs.

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

      El Dorado Refinery.  The El Dorado refinery faces competition from other Plains States and mid continent refiners, but the principal competitors for the El Dorado refinery are Gulf Coast refiners. Although our Gulf Coast competitors typically have lower production costs than the El Dorado refinery, we believe that their higher refined product transportation costs allow the El Dorado refinery to compete effectively with these refineries in the Plains States and Rocky Mountain region. The Plains States and mid continent region are also supplied by three product pipelines that originate from the Gulf Coast.

      Crude Oil Supply.

      Cheyenne Refinery.   In the year ended December 31, 2001, we obtained approximately 39% of the Cheyenne refinery’s crude oil charge from Wyoming, 55% from Canada and 6% from Colorado. During the same period, heavy crude oil constituted approximately 91% of the Cheyenne refinery’s total crude oil charge. Cheyenne is 88 miles southwest of Guernsey, Wyoming, the main hub and crude oil trading center for the Rocky Mountain region. During 2001, an additional tank was added at Guernsey for heavy crude oil storage, with another expected to be added in 2002. We transport up to 25,000 barrels per day of the crude oil purchased at Guernsey to the Cheyenne refinery through the Centennial pipeline. Additional crude oil volumes are transported on an alternative common carrier pipeline. Ample quantities of heavy crude oil are available at Guernsey, including both locally produced Wyoming general sour and imported Canadian heavy crude oil, which is supplied by the Express pipeline, which runs from Hardisty, Alberta to Casper, Wyoming. The Cheyenne refinery’s ability to process up to 100% heavy crude oil feedstocks gives us a distinct advantage over the four other Eastern Slope refineries, none of which has the necessary upgrading capacity to process high volumes of heavy crude oil. Upgrading capacity is the ability to produce a higher yield of higher margin refined products, such as gasoline and diesel, than would otherwise be possible using heavy crude oil feedstock.

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

      El Dorado Refinery.  In the year ended December 31, 2001, we obtained approximately 59% of the El Dorado refinery’s crude oil charge from Texas, 17% from Kansas, 11% from the Middle East, 9% from Latin America and 4% from other sources. El Dorado is 125 miles north of Cushing, Oklahoma, the location of a major crude oil hub. The Cushing hub is supplied by the Seaway pipeline, which runs from the Gulf Coast, the Basin pipeline, which runs through Wichita Falls from West Texas, and the Mobil pipeline, which originates at the Gulf Coast and connects to the Basin pipeline at Wichita Falls. The Osage pipeline runs from Cushing to El Dorado and transported approximately 83% of our crude oil charge during the year ended December 31, 2001. The remainder of our crude oil charge is transported to the El Dorado refinery through Kansas gathering system pipelines.

      We had a one-year foreign crude oil supply agreement with Equiva which expired November 2001. Under this agreement, we purchased some of the crude oil charge for the El Dorado refinery from Equiva, although we were not obligated to do so. We were obligated to pay monthly installments towards an annualized commitment fee to Equiva for making foreign crude volumes available to us under this agreement based on a per barrel fee for crude purchased under this agreement. This agreement allowed us to use Equiva’s worldwide network to acquire foreign crude oil, and we primarily purchased foreign crude under this agreement, while purchasing domestic and Canadian crude from other supplies. We have elected to continue this agreement on a month to month basis for the near term. In the event that the crude supply agreement is not renewed, we will purchase all of our crude oil charge from various third parties and will continue to rely primarily on the Cushing hub and the Osage pipeline to supply crude oil to the El Dorado refinery.

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

      Safety and Lost Time Accidents.   We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state occupational safety statues. We believe that we have operated in substantial compliance with OSHA requirements, including general industry standards, record keeping and reporting, hazard communication and process safety management. The nature of our business may result from time to time in industrial accidents. It is possible that changes in safety and health regulations or a finding of non-compliance with current regulations could result in additional capital expenditures or operating expenses. The OSHA recordable rate, which is a measure of the number of safety incidents at a facility per 200,000 man hours of work, increased at our El Dorado refinery during 2001 as compared to the very low rate which was recorded in 2000. In order to address this increase, a behavioral based safety initiative has been started in the El Dorado refinery.

      The Cheyenne refinery continued to experience a high OSHA recordable rate during 2001. The behavioral safety program initiated in 2000 at the Cheyenne refinery appears to be reversing the negative trend that had developed but the results have not been as rapid as expected. Frontier is committed to improving the safety record of both refineries and believes that an individual behavioral approach is most effective because it changes the culture of the entire workforce. Changing the culture of an institution is a long and difficult process, but more sustainable than quick fix approaches that can produce dramatic short-term results which quickly deteriorate. Our resolve is a safe working environment for employees who know how to work safely. Frontier is determined to develop a culture based on safety and plans to devote the time and resources necessary to achieve a culture committed to safety.

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

      Rules and regulations implementing federal, state and local laws relating to health and the environment will continue to affect our operations, and we cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been applied previously. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have a materially adverse effect on our financial position and results of operations as well as the refining industry in general, and may result in substantial expenditures for the installation and operation of pollution control or other environmental systems and equipment.

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

      The CAA may authorize the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. For example, reformulated gasoline (RFG) is required in many areas that fail to meet national ambient air quality standards for ozone. On December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations require the phase-in of gasoline sulfur standards beginning in 2004 and continuing through 2008, with special provisions for refiners serving those Western states exhibiting lesser air quality problems and for small business refiners, such as Frontier. Since Frontier qualifies as a small business refiner by having 1,500 or fewer employees and a capacity of less than 155,000 barrels per day during the specified pre-2001 baseline years, the Cheyenne and El Dorado refineries may comply with an interim gasoline sulfur standard in 2004 that is based on historic gasoline sulfur levels rather than having to meet the much stricter standard that will be applied to the general industry. Frontier will then have between four and seven additional years to reduce our gasoline sulfur content to the national standard (see discussion below) depending on the deadline we choose to comply with the new diesel fuel sulfur limit. The total capital expenditures estimated, as of December 31, 2001, to achieve the final gasoline sulfur standard, are approximately $23 million at the Cheyenne refinery and approximately $26 million at the El Dorado refinery. Approximately $18 million of the Cheyenne refinery expenditures are currently expected to be incurred in 2001 through 2003 with the remaining $5 million in 2009 and 2010. The expenditures for the El Dorado refinery are expected to be incurred beginning in 2008 and completed in 2010.

      The EPA recently promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts per million. The current standard is 500 parts per million. As a small business refiner, Frontier may choose to comply with the 2006 program and extend our interim gasoline standard by three years (until 2011) or delay the diesel standard by four years (until 2010) and keep our original gasoline sulfur program timing. Although still under deliberation, it is now likely that Frontier will choose to comply with 15 part per million highway diesel sulfur standard by June 2006 and extend the Company’s small refiner interim gasoline sulfur standards at each of our facilities until 2011. To satisfy a regulatory requirement necessary for the preservation of this compliance option, which is not the same compliance option that the Company anticipated last year, we recently submitted an application for a highway diesel volumetric baseline to the EPA. As of December 31, 2001, capital costs for diesel desulfurization are estimated to be approximately $6 million for Cheyenne and $35 million for El Dorado. These compliance costs assume no change in the current “off road” or high sulfur diesel specifications which are 5,000 parts per million.

      We are aware of recent public concern regarding possible groundwater contamination resulting from the use of MTBE (methyl tertiary butyl ether) as a source of required oxygen in gasolines sold in specified areas of the country. Gasoline containing a specified amount of oxygen is required by the Environmental Protection Agency to be used in those regions that exceed the National Ambient Air Quality Standards for either ozone or carbon monoxide. That oxygen requirement may be satisfied by adding to gasoline any one of many oxygen-containing materials including, among others, MTBE and also ethanol, an oxygen containing compound that is manufactured primarily from “renewable” agricultural products and that has not been shown to exhibit the environmental concerns associated with MTBE. Ethanol serves as an oxygenate, an octane booster and as an extender of gasoline. Through a blending terminal, Frontier currently supplies ethanol “oxygenated” gasoline to the Denver metropolitan area, a region that has historically exceeded the National Ambient Air Quality Standard for carbon monoxide during the winter months, from both our Cheyenne and our El Dorado refineries. Both refineries use only ethanol as the oxygen-containing additive. Under Texaco ownership, the El Dorado refinery used MTBE from 1988 until 1991. In the past, MTBE was occasionally added to a small percentage of gasoline from our Cheyenne refinery at the request of certain customers. Frontier is not aware of any environmental concerns or claims related to the supply, distribution or use of its oxygen additives or oxygenated products.

      Our operations are also subject to the Clean Water Act (CWA) and comparable state and local requirements. The CWA and analogous laws prohibit any discharge into surface waters and ground waters except in strict conformance with permits, such as National Pollutant Discharge Elimination System (NPDES) permits, issued by federal and state governmental agencies. NPDES permits and analogous water discharge permits are valid for a maximum of five years and must be renewed. In addition, changes in our operations may require us to modify our permits. When permits are modified or renewed, we may be required to update our wastewater treatment facilities to comply with potentially stricter discharge limits.

      We generate wastes that may be subject to the Resource Conservation and Recovery Act (RCRA) and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Some of the disposal methods we used in the past are no longer allowed or are substantially limited. This may cause us to incur additional costs for the disposal of wastes and the maintenance or closure of waste disposal areas. Because other refineries will be required to make similar expenditures, we do not expect such expenditures to materially adversely impact our competitive position.

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

      In 1997, we completed the divestiture of our former oil and gas properties and assets. While the transactions that conveyed these properties and assets to new owners were intended to transfer any attendant environmental liabilities to the new owners, we cannot assure you that we will never be subject to liability for any former activity respecting the divested oil and gas properties. Prior to the divestiture, we were named as a potentially responsible party (PRP) under CERCLA at the Gulf Coast Vacuum Services Superfund Site located in Vermilion Parish, Louisiana. We have entered into a consent decree resolving our liabilities as a PRP at this Superfund site. We believe that any future liabilities related to this site will not have a material adverse effect on our financial condition. We also believe that any liability relating to our historical practices respecting the oil and gas properties will not have a material adverse effect on our financial condition, results of operations or business.

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

      On October 10, 2001, the First Judicial District Court of the State of Wyoming terminated a consent decree previously entered into by Frontier Refining Inc. (Cheyenne Refinery) and the WDEQ in recognition of the completion by Frontier of the requirements of the decree. Completion of the terms of the decree, which combined resolution of two separate notices of violation alleging non-compliance with certain administrative requirements related to the facility’s air emission permit, included, in part, payment by the Company of a penalty in the amount of $105,000 and completion of certain supplemental environmental projects.

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

      The most recent National Pollutant Discharge Elimination System (NPDES) permit issued to the El Dorado refinery requires, in part, the preparation and submittal of an engineering report identifying certain refinery wastewater treatment plant upgrades necessary to allow routine compliance with applicable discharge permit limits. In accordance with the provisions of the purchase and sale agreement, Equilon will be responsible for the first $2 million of any required wastewater treatment system upgrades. If required system upgrade costs exceed this amount, Equilon and Frontier will share, based on a sliding scale percentage, up to another $3 million in upgrade costs. Subject to the terms of the purchase and sale agreement, Equilon will be responsible for up to $5 million in costs, in addition to Equilon’s obligation for the wastewater treatment system upgrade, relating to safety, health and environmental conditions after closing arising from Equilon’s operation of the El Dorado refinery that are not covered under a ten-year insurance policy. This insurance policy has $25 million coverage through November 17, 2009 for environmental liabilities, with a $500,000 deductible, and will reimburse us for losses related to all known and some unknown conditions existing prior to our acquisition of the El Dorado refinery. The first phase of wastewater treatment system upgrades was completed in 2001 at a cost of $2.6 million with payment apportioned as described above.

      On August 18, 2000, we entered into a Consent Agreement and Final Order of the Secretary with the Kansas Department of Health and Environment that required the initiation of a wastewater toxicity testing program to commence upon the completion of the wastewater treatment upgrades described above. The Company further agreed to undertake a program designed to identify and remedy any wastewater toxicity non-compliance issues remaining after the first phase of wastewater treatment system upgrades were completed. Wastewater toxicity testing subsequent to the commissioning of the upgrades did not confirm satisfactory, routine compliance with permit limits. As a result, we have submitted a proposed Toxicity Identification and Elimination plan to the Kansas Department of Health and the Environment that we believe will facilitate resolution of the remaining wastewater quality concerns.

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

Employees

      At December 31, 2001, we employed approximately 726 full-time employees in the refining operations, 63 of whom were in the Houston and Denver offices, 261 at the Cheyenne refinery, and 402 at the El Dorado refinery. The Cheyenne refinery employees include 91 administrative and technical personnel and 170 union members. The El Dorado refinery employees include 128 administrative and technical personnel and 274 union members. The union members at our refineries are represented by seven bargaining units, the largest being the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) and the others being affiliated with the AFL-CIO. At the Cheyenne refinery, our current contract with PACE expires in July 2002 while our current contract with the AFL-CIO affiliated unions expires in June 2005. Negotiations at Cheyenne are expected to commence during the second quarter of 2002 to reach a new agreement with PACE. At the El Dorado refinery, PACE ratified a new contract with us on February 6, 2002 that expires January 31, 2006.

RISK FACTORS

We depend upon our subsidiaries for cash to meet our debt obligations. Our ability to obtain cash from our subsidiaries may be restricted by our banks.

      We are a holding company. Our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Their ability to make any payments will depend on their earnings, the terms of their indebtedness, tax considerations and legal restrictions. We have no special purpose entities (SPE’s).

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

      As of December 31, 2001, we had $209 million principal amount of total consolidated debt, and we may incur other indebtedness in the future, including borrowing under our $175 million credit facility.

      Our high level of indebtedness could have important consequences, such as:

•	limiting our ability to obtain additional financing to fund our working capital, expenditures, debt service requirements or for other purposes;
•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service debt;
•	limiting our ability to compete with other companies who are not as highly leveraged; and
•	limiting our ability to react to changing market conditions, in our industry and in our customers’ industries and economic downturns.

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

      Our cash flow from operations is primarily dependent upon producing and selling quantities of refined products at margins that are high enough to cover our fixed and variable expenses. In recent years, crude oil costs and crack spreads have fluctuated substantially. Factors that may affect crude oil costs and refined product prices include:

•	overall demand for crude oil and refined products;
•	general economic conditions;
•	the level of foreign and domestic production of crude oil and refined products;
•	the availability of imports of crude oil and refined products;
•	the marketing of alternative and competing fuels; and
•	the extent of government regulation.

      Crude oil supply contracts are generally short-term contracts with price terms that change as market prices change. Our crude oil requirements are supplied from sources that include:

•	major oil companies;
•	crude oil marketing companies;
•	large independent producers; and
•	smaller local producers.

      The prices we receive for our refined products are affected by:

•	global market dynamics;
•	product pipeline capacity;
•	local market conditions, and
•	the level of operations of other refineries in the Plains States and the Rocky Mountain region.

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

      In addition, our refineries maintain inventories of crude oil, intermediate products and refined products, the value of each being subject to rapid fluctuations in market prices. We record our inventories at the lower of cost (as determined on a FIFO basis) or market price. As a result, a rapid and significant increase or decrease in the market prices for crude oil or refined products could have a significant short-term impact on our earnings and cash flow.

Our profitability is linked to the light/heavy crude oil price spread, which remained high for three quarters in 2001, but declined in the fourth quarter and may continue to decline.

      Our profitability, particularly at the Cheyenne refinery, is linked to the price spread between light and heavy crude oil. We prefer to refine heavy crude oil because it provides a wider refining margin than does light crude. Accordingly, any tightening of the light/heavy spread will reduce our profitability. During 2001, crude prices remained high making it economical for companies to produce heavy crude oil, which sells at a discount to light crude. As crude oil prices declined during the fourth quarter of 2001the light/heavy spread began to narrow. We cannot assure you that crude oil prices will remain at their current levels nor that the light/heavy spread will not decline further.

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

      We have entered into a 15-year refined product offtake agreement with Equiva. Under this agreement, Equiva will purchase most of the gasoline and diesel production of the of the El Dorado refinery at market-based prices. Initially, Equiva purchased substantially all of the El Dorado refinery’s production of these products. Beginning in 2000, we retained and marketed a portion of the refinery’s gasoline and diesel production. This portion will increase by 5,000 barrels per day each year for ten years, beginning at 5,000 barrels per day in 2000, rising to 50,000 barrels per day by 2009 and remaining at this level through the term of this agreement. Equiva will purchase substantially all gasoline and diesel production in excess of these amounts. The offtake agreement also provides for Equiva to purchase all jet fuel production from the El Dorado refinery for five years (through most of 2004). Since we will have to market an increasing portion of the El Dorado refinery’s gasoline and diesel production over the next ten years, as well as jet fuel after 2004, we will have to find new customers for these refined products. These customers may be in markets that we have not previously sold to, and it may be difficult for us to find customers for these products. If we cannot find customers in locations convenient to the El Dorado refinery, our revenues and profits may be reduced.

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

      The refining industry is highly competitive. Many of our competitors are large, integrated, major or independent oil companies that, because of their more diverse operations, larger refineries and stronger capitalization, may be better than we are to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition at the wholesale level. Many of these competitors have financial and other resources substantially greater than ours. In addition, we are aware of several proposals or industry discussions regarding new or expanded refined product pipelines that if completed could impact portions of our marketing areas. The completion of any of these projects would increase competition by increasing the available capacity to transport refined products to the Plains States and Rocky Mountain region. See “Business-Refining Operations-Competition.”

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

      Our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances that may give rise to liability to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. We cannot assure you that accidental discharges will not occur in the future, that future action will not be taken in connection with past discharges, that governmental agencies will assess penalties against us in connection with any past or future contamination, or that third parties will not assert claims against us for damages allegedly arising out of any past or future contamination. See “Business-Government Regulation- Environmental Matters.”

We may have labor relations issues as some of our employees are represented by unions.

      We believe that our current relations with our employees are good. However, we cannot assure you that our employees will not strike at some time in the future or that such a strike would not adversely affect our operations. See “Business--Employees.”

ITEM 2.     PROPERTIES

Refining Operations

      We own the 125 acre site of the Cheyenne refinery in Cheyenne, Wyoming and the 1,100 acre site of the El Dorado refinery in El Dorado, Kansas. The following tables sets forth the refining operating statistical information on a consolidated basis and for each refinery for 2001, 2000 and 1999.

Consolidated (does not include El Dorado preacquisition data for 1999):

Year Ended December 31,                                                       2001           2000           1999
                                                                          -----------    -----------    -----------
Charges (bpd)
    Light crude                                                                31,456         35,605         10,250
    Heavy and intermediate crude                                              111,061        105,529         39,315
    Other feed and blend stocks                                                15,538         14,884          7,589
                                                                          -----------    -----------    -----------
       Total                                                                  158,055        156,018         57,154

Manufactured product yields (bpd)
    Gasoline                                                                   78,126         76,795         24,923
    Diesel and jet fuel                                                        51,210         50,924         17,340
    Asphalt                                                                     6,067          7,407          6,103
    Chemicals                                                                   1,370          1,804            232
    Other                                                                      18,416         15,956          6,879
                                                                          -----------    -----------    -----------
       Total                                                                  155,189        152,886         55,477

Total product sales (bpd)
    Gasoline                                                                   83,737         83,070         29,728
    Diesel and jet fuel                                                        51,539         51,568         17,156
    Asphalt                                                                     6,875          6,490          6,125
    Chemicals                                                                   1,413          1,964             44
    Other                                                                      15,536         15,066          4,840
                                                                          -----------    -----------    -----------
       Total                                                                  159,100        158,158         57,893

Operating margin information (per sales bbl)
    Average sales price                                                   $     32.53    $     35.20    $     23.73
    Raw material, freight and other costs (FIFO inventory accounting)           25.69          30.41          20.31
                                                                          -----------    -----------    -----------
       Product spread                                                            6.84           4.79           3.42
    Refinery operating expenses excluding depreciation                           3.27           3.07           2.71
    Depreciation                                                                  .42            .39            .61
                                                                          -----------    -----------    -----------
       Operating margin                                                   $      3.15    $      1.33    $       .10

Average West Texas Intermediate crude oil price at Cushing, OK            $     26.09    $     31.25    $     19.20

Average sales price (per sales bbl)
    Gasoline                                                              $     35.85    $     38.09    $     26.61
    Diesel and jet fuel                                                         34.12          37.19          25.92
    Asphalt                                                                     22.81          25.39          18.50
    Chemicals                                                                   70.81          70.52          57.50
    Other                                                                       10.21          12.16           4.59

Cheyenne Refinery:

Year Ended December 31,                                                       2001           2000           1999
                                                                          -----------    -----------    -----------
Charges (bpd)
    Light crude                                                                 3,390          2,465          4,678
    Heavy crude                                                                32,790         36,568         32,223
    Other feed and blend stocks                                                 4,626          4,996          5,676
                                                                          -----------    -----------    -----------
       Total                                                                   40,806         44,029         42,577

Manufactured product yields (bpd)
    Gasoline                                                                   15,956         17,441         16,889
    Diesel                                                                     12,091         12,542         12,670
    Asphalt and other                                                          11,657         12,832         11,842
                                                                          -----------    -----------    -----------
       Total                                                                   39,704         42,815         41,401

Total product sales (bpd)
    Gasoline                                                                   21,090         22,492         21,976
    Diesel                                                                     12,031         12,583         12,689
    Asphalt                                                                     6,875          6,490          6,125
    Other                                                                       3,877          4,804          3,769
                                                                            ---------      ---------    -----------
       Total                                                                   43,873         46,369         44,559

Operating margin information (per sales bbl)
    Average sales price                                                   $     32.88    $     34.19    $     22.73
    Raw material, freight and other costs (FIFO inventory accounting)           24.85          28.51          18.27
                                                                          -----------    -----------    -----------
       Product spread                                                            8.03           5.68           4.46
    Refinery operating expenses excluding depreciation                           3.39           2.83           2.77
    Depreciation                                                                  .85            .73            .71
                                                                          -----------    -----------    -----------
       Operating margin                                                   $      3.79    $      2.12    $       .98

Light/heavy crude spread (per bbl)                                        $      7.07    $      5.09    $      2.17

Average sales price (per sales bbl)
    Gasoline                                                              $     38.81    $     40.03    $     26.12
    Diesel                                                                      36.40          39.22          24.78
    Asphalt                                                                     22.81          25.39          18.50
    Other                                                                        7.58           5.61           2.88

El Dorado Refinery (including preacquisition data for 1999):

Year Ended December 31,                                                       2001           2000           1999
                                                                          -----------    -----------    -----------
Charges (bpd)
    Light crude                                                                28,066         33,140         34,798
    Heavy and intermediate crude                                               78,272         68,961         68,440
    Other feed and blend stocks                                                10,912          9,888         11,658
                                                                          -----------    -----------    -----------
       Total                                                                  117,250        111,989        114,896

Manufactured product yields (bpd)
    Gasoline                                                                   62,170         59,354         62,785
    Diesel and jet fuel                                                        39,119         38,382         38,907
    Chemicals                                                                   1,370          1,804          1,936
    Other                                                                      12,825         10,531          9,358
                                                                          -----------    -----------    -----------
       Total                                                                  115,484        110,071        112,986

Total product sales (bpd)
    Gasoline                                                                   62,646         60,579         63,040
    Diesel and jet fuel                                                        39,508         38,985         39,061
    Chemicals                                                                   1,413          1,964          1,758
    Other                                                                      11,659         10,262         10,055
                                                                          -----------    -----------    -----------
       Total                                                                  115,226        111,790        113,914

Operating margin information (per sales bbl)
    Average sales price                                                   $     32.40    $     35.62     $    22.28
    Raw material, freight and other costs (FIFO inventory accounting)           26.01          31.20          17.65
                                                                          -----------    -----------    -----------
       Product spread                                                            6.39           4.42           4.63
    Refinery operating expenses excluding depreciation                           3.22           3.17           3.46
    Depreciation, Frontier basis                                                  .26            .25            .25
                                                                          -----------    -----------    -----------
       Operating margin                                                   $      2.91    $      1.00    $       .92

Average sales price (per sales bbl)
    Gasoline                                                              $     34.85    $     37.37    $     24.80
    Diesel and jet fuel                                                         33.43          36.53          23.64
    Chemicals                                                                   70.81          70.52          56.08
    Other                                                                       11.08          15.22          (4.68)

Other Properties

      We lease approximately 6,500 square feet of office space in Houston for our corporate headquarters under a six and one half year lease expiring in October 2004. For our refining operations headquarters we lease approximately 18,000 square feet in Greenwood Village, Colorado under a seven-year lease expiring in July 2002 and have entered into a sublease agreement to lease approximately 25,000 square feet in Denver, Colorado beginning August 2002 through December 2006.

ITEM 3.     LEGAL PROCEEDINGS

      We are not a party to any material pending legal proceedings. We are a party to ordinary routine litigation incidental to our business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      The information in the 2001 Annual Report to Shareholders under the heading “Common Stock” is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

      The information in the 2001 Annual Report to Shareholders under the heading “Five-Year Financial Data” is incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information in the 2001 Annual Report to Shareholders under the heading “Management's Discussion and Analysis” is incorporated herein by reference.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      The information in the 2001 Annual Report to Shareholders under the heading “Market Risks” is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements and the data contained in the 2001 Annual Report to Shareholders are incorporated herein by reference. See index to financial statements and supplemental data appearing under Item 14(a)1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

PART III

      The information called for by Part III of this Form is incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of its last fiscal year.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	Financial Statements and Supplemental Data	Page*

Consolidated Statements of Operations	23
Consolidated Balance Sheets	24
Consolidated Statements of Cash Flows	25
Consolidated Statements of Changes in Shareholders' Equity	26
Notes to Consolidated Financial Statements	28
Report of Independent Public Accountants	40
Selected Quarterly Financial Data	20

*Reference to pages in the 2001 Annual Report to Shareholders (as published), which portions thereof are incorporated herein by reference.

(a)2.    Financial Statements Schedules

Report of Independent Public Accountants
Schedule I - Condensed Financial Information of Registrant
Schedule II - Valuation and Qualifying Accounts
Other Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)3. List of Exhibits

*	3.1 -	Articles of Domestication of the Company, as amended (filed as Exhibit 2.3 to Registration Statement No. 2-62518 and Exhibit 2.2 to Registration Statement No. 2-69149).
*	3.2 -	Articles of Amendment to the Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to Registration Statement No. 333-47745 dated May 4, 1998).
*	3.3 -	Fourth restated By-Laws of the Company as amended through February 20, 1992 (filed as Exhibit 3.2 to Form 10-K dated December 31, 1992).
*	4.1 -	Indenture dated as of February 9, 1998 between the Company and Chase Bank of Texas, National Association, as Trustee relating to the Company’s 9-1/8% Senior Notes due 2006 (filed as Exhibit 4.8 to Registration Statement No. 333-47745 dated May 4, 1998).
*	4.2 -	Indenture dated as of November 12, 1999, among the Company and Chase Bank of Texas, National Association, as Trustee relating to the Company’s 11-3/4% Senior Notes due 2009 (filed as Exhibit 4.1 to Form 8-K dated November 19, 1999).
*	10.1 -	Asset Purchase and Sale Agreement among Frontier El Dorado Refining Company, as buyer, Frontier Oil Corporation, as Guarantor and Equilon Enterprises LLC, as seller, dated as of October 19, 1999 (filed as Exhibit 10.1 to Form 8-K dated December 1, 1999).
*	10.2 -	Revolving Credit Agreement dated as of November 16, 1999 among Frontier Oil and Refining Company, as borrower, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and Paribas, as syndication agent and lead arranger (filed as Exhibit 10.2 to Form 8-K dated December 1, 1999).
*	10.3 -	Purchase and Sale Agreement, dated May 5, 1997, for the sale of Canadian oil and gas properties (filed as an Exhibit to From 8-K filed June 30, 1997).
*+	10.4 -	Frontier Oil Corporation 1999 Stock Plan (filed as Exhibit 99.1 to Registration Statement No 333-83971 dated July 29, 1999).
*+	10.5 -	The 1968 Incentive Stock Option Plan as amended and restated (filed as Exhibit 10.1 to Form 10-K dated December 31, 1987).
*+	10.6 -	The 1977 Stock Option Plan as amended and restated (filed as Exhibit 10.2 to Form 10-K dated December 31, 1989).
*+	10.7 -	1995 Stock Grant Plan for Non-employee Directors (filed as Exhibit 10.14 to Form 10-Q dated June 30, 1995).
*+	10.8 -	Wainoco Deferred Compensation Plan dated October 29, 1993 (filed as Exhibit 10.19 to Form 10-K dated December 31, 1994).
*+	10.9 -	Wainoco Deferred Compensation Plan for Directors dated May 1, 1994 (filed as Exhibit 10.20 to Form 10-K dated December 31, 1994).
+	10.10 -	Executive Employment Agreement dated December 18, 2000 between the Company and W. Reed Williams.
+	10.11 -	Executive Employment Agreement dated December 18, 2000 between the Company and James R. Gibbs.
+	10.12 -	Executive Employment Agreement dated December 18, 2000 between the Company and Julie H. Edwards.
+	10.13 -	Executive Employment Agreement dated December 18, 2000 between the Company and J. Currie Bechtol.
+	10.14 -	Executive Employment Agreement dated December 18, 2000 between the Company and Jon D. Galvin.
+	10.15 -	Executive Employment Agreement dated December 18, 2000 between the Company and Gerald B. Faudel.
+	10.16 -	Executive Employment Agreement dated February 28, 2001 between the Company and Nancy J. Zupan.
*	10.17 -	First Amendment to Revolving Credit Agreement and Guaranty dated September 20, 2000 among Frontier Oil and Refining Company, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and BNP Paribas, as syndication agent and lead arranger. (filed as Exhibit 10.02 to Form 10-Q dated September 30, 2000).
*	10.18 -	Second amendment to Revolving Credit Agreement and Guaranty and First Amendment to Clawback Agreement dated June 20, 2001 among Frontier Oil and Refining Company, as borrower, each of Frontier Holdings Inc., Frontier Refining & Marketing Inc., Frontier Refining Inc., Frontier El Dorado Refining Company and Frontier Pipeline Inc., as guarantors, the lenders named therein and Union Bank of California, N.A., as administrative agent for the lenders. (filed as Exhibit 10.01 to Form 10-Q dated August 7, 2001).
*	10.19 -	Form S-8. A report on Form S-8 was filed on March 13, 2001. This report included Items 3, 6, 8 and 9 and the purpose was to register 1,000,000 shares of the Company’s common stock to be used in the Frontier Oil Corporation Restricted Stock Plan.
	13.1 -	Portions of the Company’s 2001 Annual Report covering pages 14 through 40.
	21.1 -	21.1 - Subsidiaries of the Registrant.
	23 -	Consent of Arthur Andersen LLP.

* Asterisk indicates exhibits incorporated by reference as shown.
+ Plus indicates management contract or compensatory plan or arrangement.

(b)    Reports on Form 8-K

      None.

(c)    Exhibits

The Company’s 2001 Annual Report is available upon request. Shareholders of the Company may obtain a copy of any other exhibits to this Form 10-K at a charge of $.05 per page. Requests should be directed to:

Investor Relations Frontier Oil Corporation 10000 Memorial Drive, Suite 600 Houston, Texas 77024-3411

(d)   Schedules

      Report of Independent Public Accountants on Financial Statement Schedules:

To Frontier Oil Corporation:

      We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Frontier Oil Corporation’s annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 8, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index above are the responsibility of the Company’s management and are presented for purposes of complying with the Securities and Exchange Commission’s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Houston, Texas
February 8, 2002

Frontier Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
As of December 31,                                                                                       Schedule I

(in thousands)

                                                                                     2001               2000
                                                                                -------------      -------------
ASSETS
Current Assets:
       Cash and cash equivalents                                                $   103,460         $   43,732
       Receivables                                                                    4,714                742
       Other current assets                                                           5,042                755
                                                                                -----------         ----------
             Total current assets                                                   113,216             45,229
                                                                                -----------         ----------
Property, Plant and Equipment, at cost -
       Furniture, fixtures and other                                                  1,990              1,944
       Less - Accumulated depreciation                                                 (847)              (620)
                                                                                -----------         ----------
                                                                                      1,143              1,324
Investment in Subsidiaries                                                          310,555            306,940
Other Assets                                                                          9,556              9,928
                                                                                -----------         ----------

                                                                                $   434,470         $  363,421
                                                                                ===========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                         $       504         $      262
       Other accrued liabilities                                                      6,954              5,959
                                                                                -----------         ----------
             Total current liabilities                                                7,458              6,221
                                                                                -----------         ----------
Deferred Income Taxes                                                                15,080              3,853
Deferred Revenues and Other                                                           2,780              2,225
Payable to Affiliated Companies                                                      31,068             30,115
Long-Term Debt                                                                      208,880            239,583

Shareholders' Equity                                                                169,204             81,424
                                                                                -----------         ----------

                                                                                $   434,470         $  363,421
                                                                                ===========         ==========

The “Notes to Condensed Financial Information of Registrant” and the “Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries” are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Operations
For the three years ended December 31,                                                                   Schedule I

(in thousands)

                                                                            2001           2000            1999
                                                                         -----------    ----------      ----------

Revenues:
      Equity in earnings (loss) of subsidiaries                          $  166,828     $   70,627      $   (3,322)
      Other income                                                               24             (9)            622
                                                                         ----------     ----------      ----------
                                                                            166,852         70,618          (2,700)
                                                                         ----------     ----------      ----------
Costs and Expenses:
      Selling and general expenses                                            5,900          4,140           3,637
      Depreciation                                                              227            212             108
                                                                         ----------     ----------      ----------
                                                                              6,127          4,352           3,745
                                                                         ----------     ----------      ----------

Operating Income (Loss)                                                     160,725         66,266          (6,445)
Interest Expense, net                                                        25,026         26,288           8,751
                                                                         ----------     ----------      ----------

Income (Loss) before Income Taxes                                           135,699         39,978         (15,196)
Provision for Income Taxes                                                   28,046          2,772           1,865
                                                                         ----------     ----------      ----------

Net Income (Loss)                                                        $  107,653     $   37,206      $  (17,061)
                                                                         ==========     ==========      ==========

The “Notes to Condensed Financial Information of Registrant” and the “Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries” are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flows
For the three years ended December 31,                                                                   Schedule I

(in thousands)

                                                                 2001               2000               1999
                                                             -----------        ------------       ------------

Operating Activities
      Net income (loss)                                      $   107,653        $    37,206         $  (17,061)
      Equity in (earnings) loss of subsidiaries                 (166,828)           (70,627)             3,322
      Depreciation                                                   227                212                108
      Deferred income taxes                                        9,463                830              1,915
      Other                                                       (1,598)               750              2,996
                                                             -----------        -----------         ----------
Net cash used by operating activities                            (51,083)           (31,629)            (8,720)
                                                             -----------        -----------         ----------

Investing Activities
      Additions to property, plant and equipment                     (46)              (208)            (1,258)
      Investment in subsidiaries                                 (12,000)              (309)          (171,627)
                                                             -----------        -----------         ----------
Net cash used by investing activities                            (12,046)              (517)          (172,885)
                                                             -----------        -----------         ----------

Financing Activities
      Long-term borrowings:
           11-3/4% Senior Notes                                        -                  -            187,268
      Payments of debt:
           11-3/4% Senior Notes                                   (6,541)           (13,010)                 -
           9-1/8% Senior Notes                                   (24,410)            (5,025)                 -
      Debt issuance costs                                              -                  -             (6,260)
      Issuance of common stock                                     3,271              2,743                739
      Purchase of treasury stock                                 (22,600)            (9,215)            (3,361)
      Change in intercompany balances, net                           953             (5,407)             1,951
      Dividends paid to shareholders                              (2,629)                 -                  -
      Dividends paid to Parent                                   174,800             68,048              5,756
      Other                                                           13                 11                 11
                                                             -----------        -----------         ----------

Net cash provided by financing activities                        122,857             38,145            186,104
                                                             -----------        -----------         ----------

Increase in cash and cash equivalents                             59,728              5,999              4,499
Cash and cash equivalents, beginning of period                    43,732             37,733             33,234
                                                             -----------        -----------         ----------

Cash and cash equivalents, end of period                     $   103,460        $    43,732         $   37,733
                                                             ===========        ===========         ==========

The “Notes to Condensed Financial Information of Registrant” and the “Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries” are an integral part of these financial statements.

Frontier Oil Corporation Notes to Condensed Financial Information of Registrant December 31, 2001	Schedule I

(1)   General

      The accompanying condensed financial statements of Frontier Oil Corporation (Registrant) should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries included in the Registrant's 2001 Annual Report to Shareholders.

(2)   Long-term debt

      The components (in thousands) of long-term debt are as follows:

                                                                                 2001               2000
                                                                             -----------         ----------

         11-3/4% Senior Notes, net of unamortized discount                   $   168,315         $  174,608
         9-1/8% Senior Notes                                                      40,565             64,975
                                                                             -----------         ----------
                                                                             $   208,880         $  239,583
                                                                             ===========         ==========

(3)   Five-year maturities of long-term debt

      The 9-1/8% Senior Notes are due 2006 and the 11-3/4% Senior Notes are due 2009; until then there are no maturities of long-term debt.

Frontier Oil Corporation and Subsidiaries
Valuation and Qualifying Accounts
For the three years ended December 31,                                                                  Schedule II

(in thousands)

                                            Balance at
                                           beginning of                                       Balance at end
Description                                   period         Additions      Deductions           of period
--------------------------------------------------------------------------------------------------------------

2001
Allowance for doubtful accounts             $     500     $          -     $         -         $      500
Turnaround accruals (1)                        31,056           10,637          15,856             25,837
Valuation allowance on deferred tax assets     24,603                -          24,603                  -

2000
Allowance for doubtful accounts (2)               500              533             533                500
Turnaround accruals (1)                        29,448           13,944          12,336             31,056
Valuation allowance on deferred tax assets     38,748                -          14,145             24,603

1999
Allowance for doubtful accounts                   500                -               -                500
Turnaround accruals (1)                         3,685           27,415           1,652             29,448
Valuation allowance on deferred tax assets     32,683            6,065               -             38,748

(1) The turnaround accrual deductions are actual costs incurred.

(2) The deductions in the 2000 allowance for doubtful accounts were uncollectible trade receivables written off against the allowance.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

FRONTIER OIL CORPORATION

By:	/s/ James R. Gibbs —————————————————— James R. Gibbs Chairman of the Board, President and Chief Executive Officer (chief executive officer)

Date: March 1, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Frontier Oil Corporation and in the capacities and on the date indicated.

/s/ James R. Gibbs —————————————————— James R. Gibbs Chairman of the Board, President and Chief Executive Officer and Director (chief executive officer)	/s/ T. Michael Dossey —————————————————— T. Michael Dossey Director
/s/ Julie H. Edwards —————————————————— Julie H. Edwards Executive Vice President - Finance and Administration Chief Financial Officer (principal financial officer)	/s/ James H. Lee —————————————————— James H. Lee Director
/s/ Nancy J. Zupan —————————————————— Nancy J. Zupan Vice President - Controller (principal accounting officer)	/s/ Paul B. Loyd, Jr. —————————————————— Paul B. Loyd, Jr. Director
/s/ Douglas Y. Bech —————————————————— Douglas Y. Bech Director	/s/ Carl W. Schafer —————————————————— Carl W. Schafer Director
/s/ G. Clyde Buck —————————————————— G. Clyde Buck Director

Date: March 1, 2002