Form 10-Q
period 2002-03-31
FRONTIER OIL CORP /NEW/
filed 2002-04-30
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Registrant’s number of common shares outstanding as of April 26, 2002: 26,086,831

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

INDEX

Page
Part I - Financial Information
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10
Part II - Other Information	16

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

ITEM 1.  FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share amounts)

For the three months ended March 31,                                                2002               2001
                                                                                -----------         ----------

Revenues:
     Refined products                                                           $   334,985         $  429,122
     Other                                                                            1,365              2,021
                                                                                -----------         ----------
                                                                                    336,350            431,143
                                                                                -----------         ----------

Costs and Expenses:
     Refining operating costs                                                       319,278            409,578
     Selling and general expenses                                                     3,803              3,327
     Depreciation                                                                     6,598              6,080
                                                                                -----------         ----------
                                                                                    329,679            418,985
                                                                                -----------         ----------

Operating Income                                                                      6,671             12,158
Interest Expense, net                                                                 6,312              7,187
                                                                                -----------         ----------

Income Before Income Taxes                                                              359              4,971
Provision For Income Taxes                                                               98                459
                                                                                -----------         ----------

Net Income                                                                      $       261         $    4,512
                                                                                ===========         ==========

Basic Earnings Per Share of Common Stock                                        $       .01         $      .17
                                                                                ===========         ==========

Diluted Earnings Per Share of Common Stock                                      $       .01         $      .17
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

For the three months ended March 31,                                                2002               2001
                                                                                -----------         ----------

Net Income                                                                      $       261         $    4,512
Other Comprehensive Income, Net of Income Tax:
     Unrealized net losses on cash flow hedges                                          (33)                 -
                                                                                -----------         ----------
Comprehensive Income                                                            $       228         $    4,512
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

March 31, 2002 and December 31, 2001                                                2002               2001
                                                                                -----------         ----------
ASSETS
Current Assets:
     Cash, including cash equivalents of
         $107,297 in 2002 and $102,348 in 2001                                  $   107,907         $  103,995
     Trade receivables, less allowance for doubtful
         accounts of $500 in 2002 and 2001                                           63,904             55,848
     Other receivables                                                               14,963              6,543
     Inventory of crude oil, products and other                                     135,340             87,970
     Deferred tax current assets                                                      9,027              4,845
     Other current assets                                                             1,733              2,169
                                                                                -----------         ----------
         Total current assets                                                       332,874            261,370
                                                                                -----------         ----------
Property, Plant and Equipment, at cost:
     Refineries and pipeline                                                        426,608            419,962
     Furniture, fixtures and other equipment                                          6,131              5,853
                                                                                -----------         ----------
                                                                                    432,739            425,815
         Less - Accumulated depreciation                                            123,850            117,252
                                                                                -----------         ----------
                                                                                    308,889            308,563
Other Assets                                                                         11,247             11,813
                                                                                -----------         ----------
TOTAL ASSETS                                                                    $   653,010         $  581,746
                                                                                ===========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   156,437         $  112,303
     Revolving credit facility                                                       30,400                  -
     Accrued turnaround cost                                                         19,252             10,394
     Accrued liabilities and other                                                   11,758             25,714
     Accrued interest                                                                 7,994              3,895
                                                                                -----------         ----------
         Total current liabilities                                                  225,841            152,306
                                                                                -----------         ----------

Long-Term Debt                                                                      208,922            208,880
Long-Term Accrued Turnaround Cost                                                     8,643             15,443
Post-Retirement Employee Liabilities                                                 17,120             16,734
Deferred Credits and Other                                                            4,093              4,099
Deferred Income Taxes                                                                18,122             15,080

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                 -                  -
     Common stock, no par, 50,000,000 shares authorized,
         30,233,749 and 30,059,574 shares issued in 2002 and 2001                    57,463             57,446
     Paid-in capital                                                                101,942             98,046
     Retained earnings                                                               52,791             53,764
     Accumulated other comprehensive income (loss)                                     (288)              (255)
     Treasury stock, 4,146,918 shares and 4,240,937 shares
         in 2002 and 2001                                                           (37,934)           (38,163)
     Deferred employee compensation                                                  (3,705)            (1,634)
                                                                                -----------         ----------
     Total Shareholders' Equity                                                     170,269            169,204
                                                                                -----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   653,010         $  581,746
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the three months ended March 31,                                                2002               2001
                                                                                -----------         ----------
OPERATING ACTIVITIES
Net income                                                                      $       261         $    4,512
Depreciation                                                                          6,598              6,080
Deferred income taxes                                                                  (231)              (266)
Deferred credits and other                                                              727                676
Change in working capital from operations                                           (17,399)           (44,576)
                                                                                -----------         ----------
     Net cash used in operating activities                                          (10,044)           (33,574)
                                                                                -----------         ----------

INVESTING ACTIVITIES
Additions to property and equipment                                                  (8,135)            (4,327)
El Dorado refinery acquisition - contingent earn-out payment                         (7,500)                 -
Other                                                                                     -                (80)
                                                                                -----------         ----------
     Net cash used in investing activities                                          (15,635)            (4,407)
                                                                                -----------         ----------

FINANCING ACTIVITIES
Refining credit facility borrowings                                                  30,400             24,000
Repayments of debt:
     9-1/8% Senior Notes                                                                  -             (4,250)
Issuance of common stock                                                              1,257                291
Purchase of treasury stock                                                             (787)            (2,972)
Dividends                                                                            (1,279)                 -
                                                                                -----------         ----------
     Net cash provided by financing activities                                       29,591             17,069
                                                                                -----------         ----------

Increase (decrease) in cash and cash equivalents                                      3,912            (20,912)
Cash and cash equivalents, beginning of period                                      103,995             64,446
                                                                                -----------         ----------
Cash and cash equivalents, end of period                                        $   107,907         $   43,534
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

1.  Financial statement presentation

Financial statement presentation

      The condensed consolidated financial statements include the accounts of Frontier Oil Corporation, a Wyoming corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc., collectively referred to as Frontier or the Company. These financial statements have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2001.

      The Company is an independent energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”). The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a combined crude oil capacity of 156,000 barrels per day. The Company focuses its marketing efforts in the Rocky Mountain and Plains States regions of the United States. The Company purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke.

Earnings per share

      Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Diluted earnings per share for the three months ended March 31, 2002 and 2001 assumes the additional dilution for the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

                                                           Three Months Ended
                                                                March 31
                                                          2002           2001
                                                      ------------   -----------

     Basic                                             25,626,451     26,555,514
     Diluted                                           27,024,382     27,038,289

New accounting pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“Statement No. 143”). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. Statement No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. We are evaluating the future financial effects of adopting Statement No. 143 and expect to adopt the standard effective January 1, 2003. In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The objective of Statement No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. We adopted Statement No. 144 effective January 1, 2002. The adoption did not have any impact on our financial condition or results of operations.

      The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position (“SOP”) entitled “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.” If adopted as proposed, this SOP would require companies to expense as incurred turnaround costs, defined as “the non-capital portion of major maintenance costs.” Adoption of the proposed SOP would also require that any existing turnaround accruals be reversed to income immediately. A turnaround is a periodically required standard procedure for a refinery that involves the shutdown of refinery operating units for significant overhaul and refurbishment. Turnaround costs include contract services, materials and rental equipment. The Company ratably accrues the costs for turnarounds over the period from the prior turnaround to the next scheduled turnaround. These accruals are included in the Company’s consolidated balance sheet in the “Accrued turnaround cost” and “Long-Term Accrued Turnaround Cost.” The turnaround accrual expenses are included in “Refining operating costs” in the Company’s consolidated statements of income.

      The proposed SOP requires adoption for fiscal years beginning after June 15, 2002. If this proposed change were in effect at March 31, 2002, the Company would have been required to reverse the turnaround accruals and recognize pretax income totaling $27.9 million. The total accrued turnaround costs will change throughout the year as turnarounds are incurred and accruals are made for future turnarounds. If adopted in its present form, income related to this proposed change would be recognized in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of income.

2.  Schedule of major components of inventory

                                                                                  March 31,       December 31,
                                                                                    2002              2001
                                                                                -------------    -------------
                                                                                       (in thousands)

Crude oil                                                                       $      54,326    $      24,787
Unfinished products                                                                    36,335           24,406
Finished products                                                                      27,900           21,607
Process chemicals                                                                       3,692            4,103
Repairs and maintenance supplies and other                                             13,087           13,067
                                                                                -------------    -------------
                                                                                $     135,340    $      87,970
                                                                                =============    =============

Inventories of crude oil, other unfinished oils and all finished products are recorded at the lower of cost on a first in, first out (FIFO) basis or market.

3.  Restricted stock plan and other stock plans

      On March 13, 2001 the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Plan”) which reserved 1,000,000 shares of common stock held as treasury stock by the Company for restricted stock grants to be made under an incentive compensation program. Restricted shares, when granted, are recorded at the market value on the date of issuance as deferred employee compensation (equity account) and amortized to compensation expense over the respective vesting periods of the stock. In addition to the restricted shares granted in 2001, 25% of which vested in March 2002, the Company granted an additional 113,060 restricted shares on March 13, 2002 and recorded $2.2 million to deferred employee compensation. These 113,060 restricted shares of common stock vest 25% in March 2003, 25% in March 2004 and 50% in March 2005.

      The Company has stock option plans which authorize the granting of restricted stock and options to purchase shares. On April 18, 2002, the Company's shareholders approved an amendment to the Frontier Oil Corporation 1999 Stock Plan (the “1999 Stock Plan”). This amendment increased the number of shares of common stock authorized for grant by 1,600,000 shares. The Company will cancel the authorization for 660,100 shares of common stock currently available for grant under another plan, the Frontier Oil Corporation Employee Stock Option Plan. The net effect of these actions increases the total shares available for grant by 939,900 shares to an aggregate 1,673,350 shares.

4.  Price risk management activities

      The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with reputable counterparties. The Company uses futures transactions to price foreign crude oil cargos at the price at the time the crude oil is processed by the El Dorado refinery instead of the price when purchased. Foreign crude oil delivery times can exceed one month from when the purchase is made. The Company accounts for its commodity derivative contracts under 1) the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or 2) mark to market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in refining operating costs when the associated transactions are consummated while gains and losses on transactions accounted for using mark to market accounting are reflected in other revenues at each period end.

      Other income for the three months ended March 31, 2002 includes $1.1 million realized and unrealized gains on the ineffective portion of fair value hedges on crude oil cargos. The ineffective portion of foreign crude oil hedges arises primarily from changes in the shape of the forward futures price curve.

      At March 31, 2002 the Company had the following open commodity derivative contracts which are being treated as hedges for accounting purposes:

        · Futures contracts on 1,595,000 barrels of crude oil to hedge against price changes on foreign crude oil purchases and which are accounted for as fair value hedges. These open contracts have total unrealized losses at March 31, 2002 of approximately $4.8 million, with $400,000 income reflected in other income for the ineffective portions and a $5.2 million loss included in crude oil inventory or prepaid crude costs as appropriate. During the three months ended March 31, 2002 the Company closed out contracts to hedge foreign crude purchases and realized net losses of $1.9 million, of which $2.6 million increased crude costs and $719,000 income was reflected in other income for the ineffective portion of those hedges.

        · Price swaps on natural gas for the purpose of hedging against natural gas price increases for April 2002 through December 2002 for approximately 50% of the refineries’ anticipated usage and which are accounted for as cash flow hedges. One group of contracts to hedge natural gas costs at the El Dorado refinery averages 300,000 MMBTU per month at an average price of $3.34 per MMBTU (Panhandle). A second group of contracts to hedge natural gas costs at the Cheyenne refinery averages 112,222 MMBTU per month at an average price of $2.84 per MMBTU (CIG). Any unrealized gains or losses will be valued at each month end on these contracts and will be reflected in other comprehensive income (equity account), net of tax. As of March 31, 2002 the Company had recorded in other comprehensive income $54,000 in pretax net losses on these positions. As these contracts are closed out each month, the gain or loss will be reclassified into refining operating costs and out of other comprehensive income. All of the existing gains and losses will be reclassified into earnings by December 31, 2002.

5.  Environmental

      Numerous local, state and federal laws, rules and regulations relating to the environment are applicable to our operations. As a result, the Company falls under the jurisdiction of numerous state and federal agencies for administration and is exposed to the possibility of judicial or administrative actions for remediation and/or penalties brought by those agencies. The Cheyenne refinery is party to one consent decree requiring the investigation and, in certain instances, mitigation of environmental impacts resulting from past operational activities. The El Dorado refinery is party to a consent decree regarding the implementation of a groundwater management program. Equilon will be responsible for the cost of continued compliance with this order. The Company has obtained a ten-year insurance policy with $25 million coverage through November 17, 2009 for environmental liabilities, with a $500,000 deductible, which will reimburse the Company for losses related to some known and some unknown conditions existing prior to our acquisition of the El Dorado refinery. There are currently no identified environmental remediation projects of which the costs can be reasonably estimated. However, the continuation of the present investigative process, other more extensive investigations over time or changes in regulatory requirements could result in future liabilities. The effects to the future consolidated financial position, results of operations or capital expenditures are unknown.

      On December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations require the phase-in of gasoline sulfur standards beginning in 2004 and continuing through 2008 with special provisions for refiners serving those Western states exhibiting lesser air quality problems and for small business refiners, such as Frontier. Since Frontier qualifies as a small business refiner by having 1,500 or fewer employees and a capacity of less than 155,000 barrels per day during the specified pre-2001 baseline years, the Cheyenne and El Dorado refineries may comply with an interim gasoline sulfur standard in 2004 that is based on historic gasoline sulfur levels rather than having to the meet the much stricter standard that will be applied to the general industry. Frontier will then have between four and seven additional years, depending on the deadline we choose to comply with the new diesel fuel sulfur limit, to reduce our gasoline sulfur content to the national standard (see discussion below). The total capital expenditures estimated, as of December 31, 2001, to achieve the final gasoline sulfur standard, were approximately $23 million at the Cheyenne refinery and approximately $26 million at the El Dorado refinery. Approximately $18 million of the Cheyenne refinery expenditures are currently expected to be incurred by 2003 with the remaining $5 million in 2009 and 2010. The expenditures for the El Dorado refinery are expected to be incurred beginning in 2008 and completed in 2010.

      The EPA has promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts per million. The current standard is 500 parts per million. As a small business refiner, Frontier may choose to comply with the 2006 program and extend our interim gasoline standard by three years (until 2011) or delay the diesel standard by four years (until 2010) and keep the Company’s original gasoline sulfur program timing. Although still under deliberation, it is now likely that Frontier will choose to comply with the 15 parts per million highway diesel sulfur standard by June 2006 and extend the Company’s small refiner interim gasoline sulfur standards at each of the Company’s facilities until 2011. To satisfy a regulatory requirement necessary for the preservation of this compliance option the Company has submitted an application for a highway diesel volumetric baseline to the EPA. As of December 31, 2001, capital costs for diesel desulfurization were estimated to be approximately $6 million for Cheyenne and $35 million for El Dorado. These compliance costs assume no change in the current “off road” or high sulfur diesel specifications which are 5,000 parts per million. Although the Company is aware that the EPA will likely propose future limits on the sulfur content of diesel fuel used in non-road applications, any resulting compliance costs that the Company may eventually incur from these future regulations cannot now be estimated.

      The Company is subject to recently promulgated regulations governing the emission of designated hazardous air pollutants from certain refinery process units. Preliminary assessment of the regulations suggests that the only substantive cost associated with compliance with the new regulations will be in the installation of emission controls at the Company's El Dorado Refinery Fluid Catalytic Cracking Unit (“FCCU”). The capital cost of the FCCU emission control system is estimated to be approximately $10 million. Compliance with the regulation must be generally achieved by April 2005 (three years after promulgation). However, the regulation allows for postponement of the installation of FCCU emission controls until either: 1) the date a refiner must comply with the final gasoline sulfur limits described above, or 2) December 2009, whichever is sooner, if the refiner chooses to comply with the gasoline sulfur limits by hydrotreating the feed material to the FCCU. The Company is currently evaluating gasoline sulfur compliance options that will likely include utilization of the existing FCCU feed hydrotreater at the Company’s El Dorado refinery. The outcome of these evaluations will establish the date the Company must install the hazardous air pollutant emission control system at the facility.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The terms “Frontier” and “we” refer to Frontier Oil Corporation and its subsidiaries.

Three months ended March 31, 2002 compared with the same period in 2001

      We had net income for the three months ended March 31, 2002 of $261,000, or $.01 per diluted share, compared to net income of $4.5 million, or $.17 per diluted share, for the same period in 2001.

      Operating income decreased $5.5 million in 2002 versus 2001 due to a decrease in the refined product spread (revenues less material costs) of $12.2 million, a decrease in other income of $656,000, and increases in selling and general costs of $476,000 and depreciation of $518,000 offset by a decrease in refining operating expenses of $8.4 million.

      Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was lower in 2002 than in 2001. The refined product spread was $4.24 per barrel in 2002 compared to $5.68 per barrel in 2001 due to lower light product margins and a decrease in both the light/heavy crude spreads and WTI/WTS crude spreads offset by a positive inventory valuation impact from increasing crude prices during the three months ended March 31, 2002. For the three months ended March 31, 2002 we realized an increase to the refined product spread from inventory gains of approximately $13.9 million pretax ($8.6 million after tax) because of the increasing crude prices during the quarter. For the three months ended March 31, 2001 we realized a decrease to the refined product spread from inventory losses of approximately $7.5 million pretax ($6.9 million after tax) because of decreasing crude prices during the quarter.

      The Cheyenne refinery refined product spread was $4.66 per barrel in 2002 compared to $7.66 per barrel in 2001 due to lower light product margins and a decrease in the light/heavy spread offset by a positive inventory valuation impact from increasing crude prices during the three months ended March 31, 2002. The light/heavy spread decreased from an average $8.20 per barrel in the three months ended March 31, 2001 to $3.75 per barrel for the same period this year. For the three months ended March 31, 2002 at the Cheyenne Refinery we realized an increase to the refined product spread from inventory gains of approximately $4.7 million pretax compared to a decrease in the refined product spread from inventory losses of $787,000 pretax for the three months ended March 31, 2001.

      The El Dorado refinery refined product spread was $4.10 per barrel in 2002 compared to $4.97 per barrel in 2001 due to lower light product margins and a decrease in the WTI/WTS crude oil price spread offset by a positive inventory valuation impact from increasing crude prices during the three months ended March 31, 2002. The WTI/WTS spread decreased from an average $3.73 per barrel in the three months ended March 31, 2001 to $1.53 per barrel for the same period this year. For the three months ended March 31, 2002 at the El Dorado Refinery we realized an increase to the refined product spread from inventory gains of approximately $9.1 million pretax compared to a decrease in the refined product spread from inventory losses of $6.8 million pretax for the three months ended March 31, 2001.

      Refined product revenues decreased $94.1 million or 22% due to decreased sales prices offset by increased overall sales volumes. Average gasoline prices decreased $9.98 per barrel and average diesel and jet fuel prices decreased $11.71 per barrel but we experienced an 11% overall increase in sales volumes. Yields of gasoline increased 19% while yields of diesel and jet fuel increased 6% in 2002 compared to the same period in 2001. The primary reason for the lower volumes in sales and yields in 2001 was the major turnaround, or planned maintenance, at the El Dorado refinery which commenced in mid-March 2001 and was completed in mid-April 2001. Due to increased throughput during the fourth quarter of 2000, the Cheyenne refinery throughput and resulting yields in the first three months of 2001 was constrained by asphalt inventory storage availability.

      Other income decreased $656,000 to $1.4 million in 2002 due to $1.1 million income from the ineffective portion of foreign crude oil hedges in 2002 compared to $1.8 million realized and unrealized futures trading net gains on inventories and/or future production in 2001.

      Refining operating costs decreased $90.3 million or 22% from 2001 levels due to decreases in material, freight and other costs and lower refinery operating expenses. Material, freight and other costs per barrel decreased 30% or $8.73 per barrel in 2002 primarily due to lower crude oil prices. The Cheyenne refinery material, freight and other costs of $19.48 per barrel decreased from $26.87 per barrel in 2001 due to lower crude oil prices. The light/heavy spread averaged $3.75 per barrel compared to $8.20 per barrel in the first three months of 2001 and resulted in reducing our use of heavy crude oil at the Cheyenne refinery. The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil decreased to 91% in 2002 from 95% in 2001. The El Dorado refinery material, freight and other costs of $20.11 per barrel decreased from $29.33 per barrel due to lower crude oil prices. Refining operating expense was $3.11 per barrel in 2002 compared to $4.12 per barrel in 2001. Lower natural gas costs and usage comprised over 75% of the per barrel operating expense decrease with the remainder being primarily due to increased yields and sales volumes. The Cheyenne refinery operating expense per barrel decreased $.53 to $3.64 per barrel in 2002 while the El Dorado refinery operating expense was $2.92 per barrel in 2002 decreasing from the 2001 operating expense per barrel of $4.10.

      Selling and general expenses increased $476,000 or 14% for the three months ended March 31, 2002 compared to the same period in 2001 because of increased travel costs relating to company aircraft and engineering consulting services.

      Depreciation increased $518,000 or 9% in the 2002 three-month period as compared to the same period in 2001 because of increases in capital investments, including the El Dorado earn-out payment for 2001 paid in early 2002.

      The interest expense decrease of $875,000 or 12% in 2002 was attributable to repurchases of 9-1/8% Senior Notes and 11-3/4% Senior Notes during 2001, less interest expense on the revolving credit facility and capitalized interest in 2002 offset by less interest income. Average debt for the three months decreased from $276 million in 2001 to $246 million in 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used by operating activities for the three months ended March 31, 2002 was $10.0 million compared to $33.6 million cash used by operating activities for the three months ended March 31, 2001. Working capital changes required $17.4 million and $44.6 million of cash flows for the first three months of 2002 and 2001, respectively. The major uses of working capital during the three months ended March 31, 2002 were increases in inventory of $47.4 million due to higher crude and other prices as well as higher inventory volumes and increases in receivables of $16.5 million primarily due to higher sales prices. The major source of working capital during the three months ended March 31, 2002 was an increase in crude payables of $49.3 million due to higher crude oil prices and a higher volume of crude purchases.

      At March 31, 2002, we had $107.9 million of cash and cash equivalents, $92.7 million available under our line of credit and working capital of $107.0 million.

      Additions to property and equipment in the first three months of 2002 of $15.6 million increased $11.3 million from the first three months in 2001 and included the $7.5 million El Dorado earn-out payment. Capital expenditures of approximately $54 million are planned in 2002.

      During the first quarter of 2002 we have not purchased any additional common stock under our previously announced programs authorized by our Board of Directors to repurchase up to six million shares to be held as treasury shares. Through December 2001, 4,367,366 shares of common stock had been purchased or committed to purchase under these programs.

MARKET RISKS

      Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows are very sensitive to changes in energy prices. Major shifts in the cost of crude oil and the price of refined products can result in large changes in the operating margin from refining operations. These prices also determine the carrying value of the refineries' inventories.

      Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, our purchases of foreign crude oil and consumption of natural gas in the refining process as well as fix margins on certain future production. The commodity derivative contracts we use may take the form of futures contracts or price swaps and are entered into with reputable counterparties. We use futures transactions to price foreign crude oil cargos at the price at the time when the crude oil is processed by the El Dorado refinery instead of the price when purchased. Foreign crude oil delivery times can exceed one month from when the purchase is made. In addition, we may engage in futures transactions for the purchase of natural gas at fixed prices. The refineries consume natural gas for energy purposes. We account for our commodity derivative contracts under 1) the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or 2) mark to market accounting if we elect not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in refining operating costs when the associated transactions are consummated while gains and losses on transactions accounted for using mark to market accounting are reflected in other revenues at each period end.

      Other income for the three months ended March 31, 2002 includes $1.1 million realized and unrealized gains on the ineffective portion of fair value hedges on crude oil cargos. The ineffective portion of foreign crude oil hedges arises primarily from changes in the shape of the forward futures price curve.

      At March 31, 2002 we had the following open commodity derivative contracts which are being treated as hedges for accounting purposes:

        · Futures contracts on 1,595,000 barrels of crude oil to hedge against price changes on foreign crude oil purchases and which are accounted for as fair value hedges. These open contracts have total unrealized losses at March 31, 2002 of approximately $4.8 million, with $400,000 income reflected in other income for the ineffective portions and a $5.2 million loss included in crude oil inventory or prepaid crude costs as appropriate. During the three months ended March 31, 2002 we closed out contracts to hedge foreign crude purchases and realized net losses of $1.9 million, of which $2.6 million increased crude costs and $719,000 income was reflected in other income for the ineffective portion of those hedges.

        · Price swaps on natural gas for the purpose of hedging against natural gas price increases for April 2002 through December 2002 for approximately 50% of the refineries’ anticipated usage and which are accounted for as cash flow hedges. One group of contracts to hedge natural gas costs at the El Dorado refinery averages 300,000 MMBTU per month at an average price of $3.34 per MMBTU (Panhandle). A second group of contracts to hedge natural gas costs at the Cheyenne refinery averages 112,222 MMBTU per month at an average price of $2.84 per MMBTU (CIG). Any unrealized gains or losses will be valued at each month end on these contracts and will be reflected in other comprehensive income (equity account), net of tax. As of March 31, 2002 we had recorded in other comprehensive income $54,000 in pretax net losses on these positions. As these contracts are closed out each month, the gain or loss will be reclassified into refining operating costs and out of other comprehensive income. All of the existing gains and losses will be reclassified into earnings by December 31, 2002.

                                       REFINING OPERATING STATISTICAL INFORMATION

Consolidated:                                                                           Three Months Ended
                                                                                             March 31,
                                                                                 --------------------------------
                                                                                      2002              2001
                                                                                 -------------     --------------

Raw material input (bpd)
     Light crude                                                                        31,388             25,844
     Heavy and intermediate crude                                                      108,607            106,461
     Other feed and blend stocks                                                        17,315             14,327
                                                                                --------------      -------------
         Total                                                                         157,310            146,632

Manufactured product yields (bpd)
     Gasoline                                                                           82,104             69,201
     Diesel and jet fuel                                                                51,273             48,247
     Asphalt                                                                             4,483              3,250
     Chemicals (1)                                                                         (52)             1,662
     Other                                                                              16,916             23,039
                                                                                --------------      -------------
         Total                                                                         154,724            145,399

Total product sales (bpd)
     Gasoline                                                                           86,366             72,917
     Diesel and jet fuel                                                                50,959             49,060
     Asphalt                                                                             3,398              1,795
     Chemicals (1)                                                                         319              1,699
     Other                                                                              12,838             13,299
                                                                                --------------      -------------
         Total                                                                         153,880            138,770

Operating margin information (per sales bbl)
     Average sales price                                                        $        24.19      $       34.36
     Raw material, freight and other costs (FIFO inventory accounting)                   19.95              28.68
                                                                                --------------      -------------
         Product spread                                                                   4.24               5.68
     Refinery operating expenses, excluding depreciation                                  3.11               4.12
     Depreciation                                                                          .47                .48
                                                                                --------------      -------------
         Operating margin                                                       $          .66      $        1.08

Average West Texas Intermediate crude oil price at Cushing, OK                  $        21.28      $       29.68

Average sales price (per sales bbl)
     Gasoline                                                                   $        27.07      $       37.05
     Diesel and jet fuel                                                                 24.28              35.99
     Asphalt                                                                             14.92              13.91
     Chemicals (1)                                                                       35.10              70.08
     Other                                                                                6.58              11.79

(1) During the 1st quarter of 2002, the process of shutting down the petro-chemical complex at El Dorado began and we discontinued the production of phenol and acetone.

                                       REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:                                                                      Three Months Ended
                                                                                             March 31,
                                                                                 -------------------------------
                                                                                     2002               2001
                                                                                 -------------      ------------

Raw material input (bpd)
     Light crude                                                                         3,227             1,729
     Heavy crude                                                                        32,616            30,198
     Other feed and blend stocks                                                         4,867             4,514
                                                                                --------------      ------------
         Total                                                                          40,710            36,441

Manufactured product yields (bpd)
     Gasoline                                                                           16,512            15,313
     Diesel                                                                             12,640            11,778
     Asphalt                                                                             4,483             3,250
     Other                                                                               6,117             5,078
                                                                                --------------      ------------
         Total                                                                          39,752            35,419

Total product sales (bpd)
     Gasoline                                                                           21,026            19,617
     Diesel                                                                             11,802            11,336
     Asphalt                                                                             3,398             1,795
     Other                                                                               4,304             3,749
                                                                                --------------      ------------
         Total                                                                          40,530            36,497

Operating margin information (per sales bbl)
     Average sales price                                                        $        24.14      $      34.53
     Raw material, freight and other costs (FIFO inventory accounting)                   19.48             26.87
                                                                                --------------      ------------
         Product spread                                                                   4.66              7.66
     Refinery operating expenses, excluding depreciation                                  3.64              4.17
     Depreciation                                                                          .96              1.01
                                                                                --------------      ------------
         Operating margin                                                       $          .06      $       2.48

Light/heavy crude spread (per bbl)                                              $         3.75      $       8.20

Average sales price (per sales bbl)
     Gasoline                                                                   $        28.87      $      39.78
     Diesel                                                                              25.34             38.04
     Asphalt                                                                             14.92             13.91
     Other                                                                                4.97              6.40

                                       REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:                                                                     Three Months Ended
                                                                                             March 31,
                                                                                 -------------------------------
                                                                                     2002               2001
                                                                                 -------------      ------------
Raw material input (bpd)
     Light crude                                                                        28,161            24,115
     Heavy and intermediate crude                                                       75,991            76,263
     Other feed and blend stocks                                                        12,449             9,813
                                                                                --------------      ------------
         Total                                                                         116,601           110,191

Manufactured product yields (bpd)
     Gasoline                                                                           65,592            53,888
     Diesel and jet fuel                                                                38,633            36,469
     Chemicals (1)                                                                         (52)            1,662
     Other                                                                              10,798            17,961
                                                                                --------------      ------------
         Total                                                                         114,971           109,980

Total product sales (bpd)
     Gasoline                                                                           65,339            53,300
     Diesel and jet fuel                                                                39,157            37,724
     Chemicals (1)                                                                         319             1,699
     Other                                                                               8,534             9,549
                                                                                --------------      ------------
         Total                                                                         113,349           102,272

Operating margin information (per sales bbl)
     Average sales price                                                        $        24.21      $      34.30
     Raw material, freight and other costs (FIFO inventory accounting)                   20.11             29.33
                                                                                --------------      ------------
         Product spread                                                                   4.10              4.97
     Refinery operating expenses, excluding depreciation                                  2.92              4.10
     Depreciation                                                                          .29               .29
                                                                                --------------      ------------
         Operating margin                                                       $          .89      $        .58

WTI/WTS crude spread (per bbl)                                                  $         1.53      $       3.73

Average sales price (per sales bbl)
     Gasoline                                                                   $        26.50      $      36.04
     Diesel and jet fuel                                                                 23.96             35.38
     Chemicals (1)                                                                       35.10             70.08
     Other                                                                                7.39             13.92

(1) During the 1st quarter of 2002, the process of shutting down the petro-chemical complex at El Dorado began and we discontinued the production of phenol and acetone.

PART II - OTHER INFORMATION

ITME 1.	Legal Proceedings - None, which in the opinion of management would have a material impact on the registrant.
ITME 2.	Changes in Securities - There have been no changes in the constituent instruments defining the rights of the holders of any class of registered securities during the current quarter.
ITME 3.	Defaults Upon Senior Securities - None.
ITME 4.	Submission of Matters to a Vote of Security Holders -

The annual meeting of the registrant was held April 18, 2002 with the shareholders approving the proposals for the election of seven directors and an amendment of the Frontier Oil Corporation 1999 Stock Plan.

ITME 5.	Other Information - None.
ITME 6.	Exhibits and Reports on Form 8-K -

(a) Exhibits

None.

(b) Reports on Form 8-K

A report on Form 8-K was filed April 3, 2002. This report included Item 4 for the reporting of Changes in Registrant’s Certifying Accountant and Item 7(c)(16) Letter re change in certifying accountant.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER OIL CORPORATION By: /s/ Nancy J. Zupan —————————————————— Nancy J. Zupan Vice President - Controller (principal accounting officer)

Date: April 30, 2002