Form 10-Q
period 2002-06-30
FRONTIER OIL CORP /NEW/
filed 2002-08-01
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Registrant’s number of common shares outstanding as of July 26, 2002: 26,133,247

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2002

INDEX

Page
Part I - Financial Information
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10
Part II - Other Information	19

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

                                                            Six Months Ended             Three Months Ended
                                                                June 30                       June 30
                                                          2002           2001           2002           2001
                                                       ----------     ----------     -----------    ----------
Revenues:
     Refined products                                  $  794,342     $  986,685     $   459,357    $  557,563
     Other                                                  1,170         (1,893)           (195)       (3,914)
                                                       ----------     ----------     -----------    ----------
                                                          795,512        984,792         459,162       553,649
                                                       ----------     ----------     -----------    ----------
Costs and Expenses:
     Refining operating costs                             765,832        850,831         446,554       441,253
     Selling and general expenses                           8,004          8,603           4,201         5,276
     Depreciation                                          13,374         12,284           6,776         6,204
                                                       ----------     ----------     -----------    ----------
                                                          787,210        871,718         457,531       452,733
                                                       ----------     ----------     -----------    ----------

Operating Income                                            8,302        113,074           1,631       100,916
Interest Expense, Net                                      12,814         15,353           6,502         8,166
                                                       ----------     ----------     -----------    ----------

Income (Loss) Before Income Taxes                          (4,512)        97,721          (4,871)       92,750
Provision (Benefit) for Income Taxes                       (1,766)        14,308          (1,864)       13,849
                                                       ----------     ----------     -----------    ----------

Net Income (Loss)                                      $   (2,746)    $   83,413     $    (3,007)   $   78,901
                                                       ==========     ==========     ===========    ==========

Basic Earnings (Loss) Per Share
     of Common Stock:                                  $     (.11)    $     3.15     $      (.12)   $     2.99
                                                       ==========     ==========     ===========-   ==========

Diluted Earnings (Loss) Per Share
     of Common Stock:                                  $     (.11)    $     3.05     $      (.12)   $     2.86
                                                       ==========     ==========     ============   ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

                                                            Six Months Ended             Three Months Ended
                                                                June 30                       June 30
                                                          2002           2001           2002           2001
                                                       ----------     ----------     -----------    ----------
Net Income (Loss)                                      $   (2,746)    $   83,413     $    (3,007)   $   78,901
Other Comprehensive Income, Net of Income Tax:
     Change in fair value of cash flow hedges                 263              -             296             -
     Derivative value reclassed to income                     (39)             -             (39)            -
                                                       ----------     ----------     -----------    ----------

Comprehensive Income (Loss)                            $   (2,522)    $   83,413     $    (2,750)   $   78,901
                                                       ==========     ==========     ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

June 30, 2002 and December 31, 2001                                                2002               2001
                                                                                ----------         ----------
ASSETS
Current Assets:
     Cash, including cash equivalents of
         $106,814 in 2002 and $102,348 in 2001                                  $  109,721         $  103,995
     Trade receivables, less allowance for doubtful
         accounts of $500 in 2002 and 2001                                          77,275             55,848
     Other receivables                                                               3,976              6,543
     Inventory of crude oil, products and other                                    131,345             87,970
     Deferred tax current assets                                                     9,873              4,845
     Other current assets                                                            1,540              2,169
                                                                                ----------         ----------
         Total current assets                                                      333,730            261,370
                                                                                ----------         ----------
Property, Plant and Equipment, at cost:
     Refineries and pipeline                                                       436,793            419,962
     Furniture, fixtures and other equipment                                         6,172              5,853
                                                                                ----------         ----------
                                                                                   442,965            425,815
         Less - Accumulated depreciation                                           130,626            117,252
                                                                                ----------         ----------
                                                                                   312,339            308,563
Other Assets                                                                        11,011             11,813
                                                                                ----------         ----------
TOTAL ASSETS                                                                    $  657,080         $  581,746
                                                                                ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $  157,083         $  112,303
     Revolving credit facility                                                      46,800                  -
     Accrued turnaround cost                                                        13,348             10,394
     Accrued liabilities and other                                                  11,656             25,714
     Accrued interest                                                                3,917              3,895
                                                                                ----------         ----------
         Total current liabilities                                                 232,804            152,306
                                                                                ----------         ----------

Long-Term Debt                                                                     208,966            208,880
Long-Term Accrued Turnaround Cost                                                   10,853             15,443
Post-Retirement Employee Liabilities                                                16,750             16,734
Deferred Credits and Other                                                           3,607              4,099
Deferred Income Taxes                                                               17,001             15,080

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                -                  -
Common stock, no par, 50,000,000 shares authorized,
         30,283,624 and 30,059,574 shares issued in 2002 and 2001                   57,468             57,446
     Paid-in capital                                                               102,515             98,046
     Retained earnings                                                              48,492             53,764
     Accumulated other comprehensive loss                                              (31)              (255)
     Treasury stock, 4,150,377 shares and 4,240,937 shares
         in 2002 and 2001                                                          (37,952)           (38,163)
     Deferred employee compensation                                                 (3,393)            (1,634)
                                                                                ----------         ----------
     Total Shareholders' Equity                                                    167,099            169,204
                                                                                ----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $  657,080         $  581,746
                                                                                ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the six months ended June 30,                                                   2002               2001
                                                                                -----------         ----------
OPERATING ACTIVITIES
Net income (loss)                                                               $    (2,746)        $   83,413
Depreciation                                                                         13,374             12,284
Deferred income taxes                                                                (1,849)             4,054
Amortization of deferred finance costs and senior note discount                       1,073              1,045
Deferred credits and other                                                               88                (75)
Change in working capital from operations                                           (23,104)           (25,131)
                                                                                -----------         ----------
     Net cash (used in) provided by operating activities                            (13,164)            75,590
                                                                                -----------         ----------

INVESTING ACTIVITIES
Additions to property and equipment                                                 (18,695)            (8,888)
El Dorado refinery acquisition - contingent earn-out payment                         (7,500)                 -
Other                                                                                     -                (79)
                                                                                -----------         ----------
     Net cash used in investing activities                                          (26,195)            (8,967)
                                                                                -----------         ----------

FINANCING ACTIVITIES
Refining credit facility borrowings (repayments)                                     46,800            (23,000)
Repayments of debt:
     9-1/8% Senior Notes                                                                  -            (16,910)
Proceeds from issuance of common stock                                                1,650              1,783
Purchase of treasury stock                                                             (787)            (8,602)
Dividends paid                                                                       (2,578)                 -
Other                                                                                     -               (306)
                                                                                -----------         ----------
     Net cash provided by (used in) financing activities                             45,085            (47,035)
                                                                                -----------         ----------

Increase in cash and cash equivalents                                                 5,726             19,588
Cash and cash equivalents, beginning of period                                      103,995             64,446
                                                                                -----------         ----------
Cash and cash equivalents, end of period                                        $   109,721         $   84,034
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

1. Financial statement presentation

Financial statement presentation

      The consolidated financial statements include the accounts of Frontier Oil Corporation, a Wyoming corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc., collectively referred to as Frontier or the Company. The Company is an energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the "refining operations"). The Company operates refineries ("the Refineries") in Cheyenne, Wyoming and El Dorado, Kansas with a combined crude oil capacity of 156,000 barrels per day. The Company focuses its marketing efforts in the Rocky Mountain and Plains States regions of the United States. The Company purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke.

      These financial statements have been prepared by the registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Earnings per share

      Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Basic and diluted shares were the same for the six months and three months ended June 30, 2002 because losses were incurred in both of these periods. Diluted earnings per share for the six months and three months ended June 30, 2001 assumes the additional dilution for the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

                                                            Six Months Ended             Three Months Ended
                                                                June 30                       June 30
                                                           2002          2001           2002           2001
                                                       -----------    ------------   ------------  ------------

     Basic                                              25,720,686     26,464,641     25,813,886     26,374,765
     Diluted                                            25,720,686     27,330,115     25,813,886     27,662,937

New accounting pronouncements

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("Statement No. 142"). Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, "Intangible Assets". Statement No. 142 addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted Statement No. 142 effective January 1, 2002. The adoption did not have any impact on the Company's financial condition or results of operations.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("Statement No. 143"). Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. Statement No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company is evaluating the future financial effects of adopting Statement No. 143 and expects to adopt the standard effective January 1, 2003.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("Statement No. 144"). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The objective of Statement No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. The Company adopted Statement No. 144 effective January 1, 2002. The adoption did not have any impact on the Company's financial condition or results of operations.

      The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position ("SOP") entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment." If adopted as proposed, this SOP would require companies to expense as incurred turnaround costs, defined as "the non-capital portion of major maintenance costs." Adoption of the proposed SOP would also require that any existing turnaround accruals be reversed to income immediately. A turnaround is a periodically required standard procedure for a refinery that involves the shutdown of refinery operating units for significant overhaul and refurbishment. Turnaround costs include contract services, materials and rental equipment. The Company ratably accrues the costs for turnarounds over the period from the prior turnaround to the next scheduled turnaround. These accruals are included in the Company's consolidated balance sheet in the "Accrued turnaround cost" and "Long-Term Accrued Turnaround Cost." The turnaround accrual expenses are included in "Refining operating costs" in the Company's consolidated statements of operations.

      The proposed SOP requires adoption for fiscal years beginning after June 15, 2002. If this proposed change were in effect at June 30, 2002, the Company would have been required to reverse the turnaround accruals and recognize pretax income totaling $24.2 million. The total accrued turnaround costs will change throughout the year as turnarounds are incurred and accruals are made for future turnarounds. If adopted in its present form, income related to this proposed change would be recognized in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

2. Schedule of major components of inventory

                                                                                  June 30,        December 31,
                                                                                    2002              2001
                                                                                -------------    -------------
                                                                                       (in thousands)

Crude oil                                                                       $      42,341    $      24,787
Unfinished products                                                                    42,411           24,406
Finished products                                                                      29,778           21,607
Process chemicals                                                                       3,489            4,103
Repairs and maintenance supplies and other                                             13,326           13,067
                                                                                -------------    -------------
                                                                                $     131,345    $      87,970
                                                                                =============    =============

Inventories of crude oil, other unfinished oils and all finished products are recorded at the lower of cost on a first in, first out (FIFO) basis or market.

3. Restricted stock plan and other stock plans

      On March 13, 2001 the Company established the Frontier Oil Corporation Restricted Stock Plan (the "Plan") which reserved 1,000,000 shares of common stock held as treasury stock by the Company for restricted stock grants to be made under an incentive compensation program. Restricted shares, when granted, are recorded at the market value on the date of issuance as deferred employee compensation (equity account) and amortized to compensation expense over the respective vesting periods of the stock. In addition to the restricted shares granted in 2001, 25% of which vested in March 2002, the Company granted an additional 113,059 restricted shares on March 13, 2002 and recorded $2.2 million to deferred employee compensation. These restricted shares of common stock granted in 2002 vest 25% in March 2003, 25% in March 2004 and 50% in March 2005. As of June 30, 2002, there are a total of 298,530 shares of unvested restricted stock which represents the total of both the 2001 and 2002 grants less the portion of the 2001 grant which has now vested and reduced by shares forfeited from employee departures prior to vesting.

      The Company has stock option plans which authorize the granting of restricted stock and options to purchase shares. On April 18, 2002, the Company's shareholders approved an amendment to the Frontier Oil Corporation 1999 Stock Plan (the "1999 Stock Plan"). This amendment increased the number of shares of common stock authorized for grant under this plan by 1,600,000 shares to a total of 3,600,000 shares, of which 1,926,650 shares had previously been granted. The Company will cancel the authorization for 660,100 shares of common stock currently available for grant under another plan, the Frontier Oil Corporation Employee Stock Option Plan. The net effect of these actions increased the total shares remaining available for grant by 939,900 shares to an aggregate 1,673,350 shares.

4. Price risk management activities

      The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with reputable counterparties. The Company uses futures transactions to price foreign crude oil cargos at the price at the time the crude oil is processed by the El Dorado Refinery instead of the price when purchased. Foreign crude oil delivery times can exceed one month from when the purchase is made. The Company accounts for its commodity derivative contracts under 1) the hedge (or deferral) method of accounting when the derivative contracts qualify and are designated as hedges for accounting purposes, or 2) mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in refining operating costs when the associated transactions are consummated while gains and losses on transactions accounted for using mark-to-market accounting are reflected in other revenues at each period end.

      Other revenues for the six months ended June 30, 2002 includes $1.2 million realized and unrealized net gains on the ineffective portion of fair value hedges on crude oil cargos and $499,000 realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended June 30, 2002 includes $88,000 realized and unrealized net gains on the ineffective portion of fair value hedges on crude oil cargos and $499,000 realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. The ineffective portion of foreign crude oil hedges arises primarily from changes in the shape of the forward futures price curve.

      During the six months ended June 30, 2002, the Company had the following derivative activities which were accounted for as hedges:

•	At June 30, 2002 the Company had open derivative contracts on 187,000 barrels of crude oil to hedge against price changes on foreign crude oil purchase commitments and which are accounted for as fair value hedges. These open contracts have total unrealized losses at June 30, 2002 of approximately $342,000, with a $5,000 loss reflected in other revenues for the ineffective portions and a $337,000 loss included in crude oil inventory or prepaid crude costs as appropriate. During the six months ended June 30, 2002 the Company closed out contracts to hedge foreign crude purchases and realized net losses of $8.2 million, of which $9.4 million increased crude costs and $1.2 million income was reflected in other revenues for the ineffective portion of those hedges.
•	In March 2002 the Company entered into price swaps on natural gas for the purpose of hedging approximately 50% of the refineries’ anticipated usage against natural gas price increases for April 2002 through December 2002. These contracts were accounted for as cash flow hedges. One group of contracts to hedge natural gas costs at the El Dorado Refinery averaged 300,000 MMBTU per month at an average price of $3.34 per MMBTU (Panhandle). A second group of contracts to hedge natural gas costs at the Cheyenne Refinery averaged 112,222 MMBTU per month at an average price of $2.84 per MMBTU (CIG). The April and May contracts resulted in net realized gains totaling $33,000 and were recorded into refining operating costs. Due to natural gas market conditions, the Company made a decision in May to close out the remaining June through December contracts resulting in a net gain of $393,000. The realized gains or losses were recorded in other comprehensive income (equity account), net of tax. The pretax realized gains or losses are being reclassified into refining operating costs and out of other comprehensive income based on the month when the corresponding natural gas is being purchased. During June 2002, pretax gains of $29,000 were reclassified from other comprehensive income into earnings as a reduction of refinery operating expenses. As of June 30, 2002 the Company had remaining realized pretax net gains of $365,000 recorded in other comprehensive income related to these positions. These gains and losses will be reclassified into earnings by December 31, 2002.

      During the six months ended June 30, 2002 the Company had the following derivative activities which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are reflected in other revenues:

•	As of June 30, 2002 the Company had open derivative contracts on 197,000 barrels of crude oil to hedge butane inventory builds at the El Dorado Refinery anticipated to be drawn down during the fourth quarter of 2002. As of June 30, 2002, the Company had recorded unrealized losses on these open positions of $152,000.
•	The Company had open derivative contracts at June 30, 2002 on 100,000 barrels of crude oil to hedge excess gas oil inventory at the Cheyenne Refinery anticipated to be drawn down by the end of the third quarter of 2002. As of June 30, 2002, the Company had recorded net unrealized losses on these open positions of $7,000.
•	As of June 30, 2002 the Company had open derivative contracts on 137,000 barrels of crude oil to hedge excess naptha inventory at the El Dorado Refinery anticipated to be drawn down by early in the fourth quarter of 2002. As of June 30, 2002, the Company had recorded unrealized losses on these open positions of $282,000. The Company had recorded realized losses on similar positions of $105,000 through June 30, 2002.

5. Environmental and Litigation

      Numerous local, state and federal laws, rules and regulations relating to the environment are applicable to our operations. As a result, the Company falls under the jurisdiction of numerous state and federal agencies for administration and is exposed to the possibility of judicial or administrative actions for remediation and/or penalties brought by those agencies. The Cheyenne Refinery is party to one consent decree requiring the investigation and, in certain instances, mitigation of environmental impacts resulting from past operational activities. The El Dorado Refinery is party to a consent decree regarding the implementation of a groundwater management program. Subject to the terms of the El Dorado refinery purchase and sale agreement, Equilon will be responsible for the costs of continued compliance with this order. The Company has obtained a ten-year insurance policy with $25 million coverage through November 17, 2009 for environmental liabilities, with a $500,000 deductible, which will reimburse the Company for losses related to known and/or unknown conditions existing prior to our acquisition of the El Dorado Refinery. There are currently no identified environmental remediation projects for which the costs can be reasonably estimated. However, the continuation of the present investigative process, other more extensive investigations over time or changes in regulatory requirements could result in future liabilities. The impacts on the consolidated financial position, results of operations or capital expenditures are unknown.

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

      The EPA has promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts per million. The current standard is 500 parts per million. As a small business refiner, Frontier may choose to comply with the 2006 program and extend our interim gasoline standard by three years (until 2011) or delay the diesel standard by four years (until 2010) and keep the Company's original gasoline sulfur program timing. Although still under deliberation, it is now likely that Frontier will choose to comply with the 15 parts per million highway diesel sulfur standard by June 2006 and extend the Company's small refiner interim gasoline sulfur standards at each of the Company's facilities until 2011. To satisfy a regulatory requirement necessary for the preservation of this compliance option the Company has submitted an application for a highway diesel volumetric baseline to the EPA. As of December 31, 2001, capital costs for diesel desulfurization were estimated to be approximately $6 million for Cheyenne and $35 million for El Dorado. These compliance costs assume no change in the current "off road" or high sulfur diesel specifications which are 5,000 parts per million. Although the Company is aware that the EPA will likely propose future limits on the sulfur content of diesel fuel used in non-road applications, any resulting compliance costs that the Company may eventually incur from these future regulations cannot now be estimated.

      The Company is subject to recently promulgated regulations governing the emission of designated hazardous air pollutants from certain refinery process units. Preliminary assessment of the regulations suggests that the only substantive cost associated with compliance with the new regulations will be in the installation of emission controls at the Company's El Dorado Refinery Fluid Catalytic Cracking Unit ("FCCU"). The capital cost of the FCCU emission control system is estimated to be approximately $10 million. Compliance with the regulation must be generally achieved by April 2005 (three years after promulgation). However, the regulation allows for postponement of the installation of FCCU emission controls until either: 1) the date a refiner must comply with the final gasoline sulfur limits described above, or 2) December 2009, whichever is sooner, if the refiner chooses to comply with the gasoline sulfur limits by hydrotreating the feed material to the FCCU. The Company is currently evaluating gasoline sulfur compliance options that will likely include utilization of the existing FCCU feed hydrotreater at the Company's El Dorado Refinery. The outcome of these evaluations will establish the date the Company must install the hazardous air pollutant emission control system at the facility.

      The Company is involved, both as a defendant and a plaintiff, in litigation claims. Although the ultimate resolution and impact of such litigation on the Company is not presently determinable, the Company's management believes that the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition or results of operations of the Company.

6. Other Commitments

      The Company has a one-year foreign crude oil supply agreement with Equiva which expires April 2003. Under this agreement, the Company may purchase some of the crude oil for the El Dorado Refinery from Equiva, although the Company is not obligated to do so. The Company is obligated to pay monthly installments towards an annualized commitment fee to Equiva for making foreign crude volumes available to the Company under this agreement based on a per barrel fee for crude purchased under this agreement. This agreement allows the Company to use Equiva's worldwide network to acquire foreign crude oil. This agreement is an extension of the foreign crude oil supply agreement with Equiva which expired in November 2001 and was continued on a month to month basis through April 2002.

7. Collective Bargaining Agreements

      On June 24, 2002, the Company announced that the Paper, Allied-Industrial, Chemical and Energy Workers International Union ("PACE") and the Craft Unions at its Cheyenne Refinery had ratified new contracts. The new PACE contract, replacing the previous contract which expires July 1, 2002, is effective July 2, 2002 and expires July 1, 2006. The new contract with the Crafts Unions will expire June 2009. At the El Dorado Refinery, PACE ratified a new contract on February 6, 2002 which expires in January 2006.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The terms "Frontier" and "we" refer to Frontier Oil Corporation and its subsidiaries.

Six months ended June 30, 2002 compared with the same period in 2001

      We had a net loss for the six months ended June 30, 2002 of $2.7 million, or $.11 per basic and diluted share, compared to net income of $83.4 million, or $3.05 per diluted share, for the same period in 2001.

      Operating income decreased $104.8 million in 2002 versus 2001 due to a decrease in the refined product spread (revenues less material costs) of $118.0 million and an increase in depreciation of $1.1 million offset by an increase in other income of $3.1 million, and decreases in refining operating expenses of $10.7 million and selling and general costs of $599,000.

      Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. Although crude prices have been rising in 2002, the average price of crude oil was lower in 2002 than in 2001. The refined product spread was $4.01 per barrel in 2002 compared to $8.71 per barrel in 2001 due to lower light product margins and a decrease in both the light/heavy crude spreads and WTI/WTS crude spreads offset by a positive inventory valuation impact from increasing crude prices during the six months ended June 30, 2002. For the six months ended June 30, 2002 we realized an increase to the refined product spread from inventory gains of approximately $26.1 million pretax ($16.2 million after tax) because of the increasing crude prices during the period. For the six months ended June 30, 2001 we realized a decrease to the refined product spread from inventory losses of approximately $19.1 million pretax ($14.0 million after tax) because of decreasing crude prices during the period.

      The Cheyenne refinery refined product spread was $4.38 per barrel in 2002 compared to $10.12 per barrel in 2001 due to lower light product margins and a decrease in the light/heavy spread offset by a positive inventory valuation impact from increasing crude prices during the six months ended June 30, 2002. The light/heavy spread decreased from an average $7.88 per barrel in the six months ended June 30, 2001 to $3.64 per barrel for the same period this year. For the six months ended June 30, 2002 at the Cheyenne Refinery we realized an increase to the refined product spread from inventory gains of approximately $8.9 million pretax compared to a decrease in the refined product spread from inventory losses of $3.0 million pretax for the six months ended June 30, 2001.

      The El Dorado refinery refined product spread was $3.86 per barrel in 2002 compared to $8.15 per barrel in 2001 due to lower light product margins and a decrease in the WTI/WTS crude oil price spread offset by a positive inventory valuation impact from increasing crude prices during the six months ended June 30, 2002. The WTI/WTS spread decreased from an average $3.75 per barrel in the six months ended June 30, 2001 to $1.38 per barrel for the same period this year. For the six months ended June 30, 2002 at the El Dorado Refinery we realized an increase to the refined product spread from inventory gains of approximately $17.2 million pretax compared to a decrease in the refined product spread from inventory losses of $16.2 million pretax for the six months ended June 30, 2001.

      Refined product revenues decreased $192.3 million or 19% due to decreased sales prices offset by increased overall sales volumes. Average gasoline prices decreased $10.52 per barrel and average diesel and jet fuel prices decreased $10.32 per barrel but we experienced an 8% overall increase in sales volumes. Yields of gasoline increased 12% while yields of diesel and jet fuel increased 5% in 2002 compared to the same period in 2001. The primary reason for the lower volumes in sales and yields in 2001 was the major turnaround, or planned maintenance, at the El Dorado refinery which commenced in mid-March 2001 and was completed in mid-April 2001. The Cheyenne refinery yields and sales were reduced in the first six months of 2002 due to a major turnaround which commenced in mid-March 2002 and was completed at the end of April 2002. Due to increased throughput during the fourth quarter of 2000, the Cheyenne refinery throughput and resulting yields in the first six months of 2001 was constrained by asphalt inventory storage availability.

      Other income increased $3.1 million to a positive $1.2 million in 2002 due to $678,000 in income from the ineffective portion of foreign crude oil hedges and realized and unrealized futures trading net gains on inventories in 2002 compared to a $2.4 million net loss on the ineffective portion of foreign crude oil hedges and realized and unrealized futures trading net losses on inventories and/or future production in 2001.

      Refining operating costs decreased $85.0 million or 10% from 2001 levels due to decreases in material, freight and other costs and lower refinery operating expenses. Material, freight and other costs per barrel decreased 17% or $4.69 per barrel in 2002 primarily due to lower crude oil prices. The Cheyenne refinery material, freight and other costs of $22.90 per barrel decreased from $26.09 per barrel in 2001 due to lower crude oil prices. The light/heavy spread averaged $3.64 per barrel compared to $7.88 per barrel in the first six months of 2001. The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil decreased to 90% in 2002 from 91% in 2001. The El Dorado refinery material, freight and other costs of $23.24 per barrel decreased from $28.52 per barrel due to lower crude oil prices. Refinery operating expense was $3.03 per barrel in 2002 compared to $3.68 per barrel in 2001. Lower natural gas costs and usage comprised approximately 78% of the per barrel operating expense decrease with the remainder being primarily due to increased yields and sales volumes. The Cheyenne refinery operating expense per barrel increased $.04 to $3.46 per barrel in 2002 due to higher electricity and turnaround costs more than offsetting the reduced natural gas costs and the benefit of increased yields and sales. The El Dorado refinery operating expense was $2.86 per barrel in 2002 decreasing from the 2001 operating expense per barrel of $3.78 primarily due to the lower natural gas costs.

      Selling and general expenses decreased $599,000 or 7% for the six months ended June 30, 2002 compared to the same period in 2001 because of decreased salaries and benefits due to bonuses not being accrued this year partially offset by increased engineering consulting services and travel costs relating to company aircraft.

      Depreciation expense increased $1.1 million or 9% in the 2002 six-month period as compared to the same period in 2001 because of increases in capital investments, including the El Dorado purchase price adjustment earn-out payment for 2001 paid in early 2002.

      The interest expense decrease of $2.5 million or 17% in 2002 was attributable to repurchases of 9-1/8% Senior Notes and 11-3/4% Senior Notes during 2001, less interest expense on the revolving credit facility and capitalized interest in 2002 offset by less interest income. Average debt for the six months decreased from $277 million in 2001 to $256 million in 2002.

      Our effective income tax rate increased in 2002 as a result of the full utilization of our previously unbenefitted deferred tax assets during the second quarter of 2001.

Three months ended June 30, 2002 compared with the same period in 2001

      We had a net loss for the three months ended June 30, 2002 of $3.0 million, or $.12 per basic and diluted share, compared to net income of $78.9 million, or $2.86 per diluted share, for the same period in 2001.

      Operating income decreased $99.3 million in 2002 versus 2001 due to a decrease in the refined product spread (revenues less material costs) of $105.8 million and an increase in depreciation of $572,000 offset by an increase in other income of $3.7 million, and decreases in refining operating expenses of $2.3 million and selling and general costs of $1.1 million.

      Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. Although crude prices have been rising in 2002, the average price of crude oil was lower in 2002 than in 2001. The refined product spread was $3.80 per barrel in 2002 compared to $11.32 per barrel in 2001 due to lower light product margins and a decrease in both the light/heavy crude spreads and WTI/WTS crude spreads offset by a positive inventory valuation impact from increasing crude prices during the three months ended June 30, 2002. For the three months ended June 30, 2002 we realized an increase to the refined product spread from inventory gains of approximately $12.2 million pretax ($7.6 million after tax) because of the increasing crude prices during the quarter. For the three months ended June 30, 2001 we realized a decrease to the refined product spread from inventory losses of approximately $11.6 million pretax ($7.1 million after tax) because of decreasing crude prices during the quarter.

      The Cheyenne refinery refined product spread was $4.15 per barrel in 2002 compared to $11.94 per barrel in 2001 due to lower light product margins and a decrease in the light/heavy spread offset by a positive inventory valuation impact from increasing crude prices during the three months ended June 30, 2002. The light/heavy spread decreased from an average $7.55 per barrel in the three months ended June 30, 2001 to $3.52 per barrel for the same period this year. For the three months ended June 30, 2002 at the Cheyenne Refinery we realized an increase to the refined product spread from inventory gains of approximately $4.1 million pretax compared to a decrease in the refined product spread from inventory losses of $2.2 million pretax for the three months ended June 30, 2001.

      The El Dorado refinery refined product spread was $3.64 per barrel in 2002 compared to $11.04 per barrel in 2001 due to lower light product margins and a decrease in the WTI/WTS crude oil price spread offset by a positive inventory valuation impact from increasing crude prices during the three months ended June 30, 2002. The WTI/WTS spread decreased from an average $3.77 per barrel in the three months ended June 30, 2001 to $1.22 per barrel for the same period this year. For the three months ended June 30, 2002 at the El Dorado Refinery we realized an increase to the refined product spread from inventory gains of approximately $8.1 million pretax compared to a decrease in the refined product spread from inventory losses of $9.4 million pretax for the three months ended June 30, 2001.

      Refined product revenues decreased $98.2 million or 18% due to decreased sales prices offset by increased overall sales volumes. Average gasoline prices decreased $10.83 per barrel and average diesel and jet fuel prices decreased $9.09 per barrel but we experienced a 6% overall increase in sales volumes. Yields of gasoline increased 6% while yields of diesel and jet fuel increased 3% in 2002 compared to the same period in 2001. The Cheyenne refinery yields and sales were reduced in the 2002 quarter due to a major turnaround, or planned maintenance, which commenced in mid-March 2002 and was completed at the end of April 2002. The primary reason for the lower volumes in sales and yields in 2001 was the major turnaround at the El Dorado refinery which commenced in mid-March 2001 and was completed in mid-April 2001.

      Other income increased $3.7 million to a $195,000 loss in 2002 due to $411,000 in net losses from the ineffective portion of foreign crude oil hedges and realized and unrealized futures trading net gains on inventories in 2002 compared to a $4.2 million net loss on the ineffective portion of foreign crude oil hedges and realized and unrealized futures trading net losses on inventories and/or future production in 2001.

      Refining operating costs increased $5.3 million or 1% from 2001 levels due to increases in material, freight and other costs offset by lower refinery operating expenses. Material, freight and other costs increased $7.6 million due to more charges and yields this year, however on a per barrel basis they decreased 4% or $1.08 per barrel in 2002 primarily due to higher sales volumes offset by decreases in both the light/heavy and WTI/WTS crude spreads. The Cheyenne refinery material, freight and other costs of $25.62 per barrel increased from $25.51 per barrel in 2001 due to slightly higher average crude oil prices during the quarter this year and more refined product purchases. The light/heavy spread averaged $3.52 per barrel compared to $7.55 per barrel in the second quarter of 2001. The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil increased to 90% in 2002 from 88% in 2001. The El Dorado refinery material, freight and other costs of $26.18 per sales barrel decreased from $27.79 per barrel due to slightly higher average crude oil prices offset by more sales volumes. Refinery operating expense was $2.96 per barrel in 2002 compared to $3.30 per barrel in 2001. Lower natural gas costs and usage comprised approximately 82% of the per barrel operating expense decrease with the remainder being primarily due to increased yields and sales volumes. The Cheyenne refinery operating expense per barrel increased $.46 to $3.32 per barrel in 2002 due to higher electricity and turnaround costs more than offsetting the reduced natural gas costs and increased sales volumes. The El Dorado refinery operating expense was $2.81 per barrel in 2002 decreasing from the 2001 operating expense per barrel of $3.49 primarily due to the lower natural gas costs and increased sales and yields.

      Selling and general expenses decreased $1.1 million or 20% for the three months ended June 30, 2002 compared to the same period in 2001 because of decreased salaries and benefits due to bonuses not being accrued this year partially offset by increased engineering consulting services and travel costs relating to company aircraft.

      Depreciation expense increased $572,000 or 9% in the 2002 three-month period as compared to the same period in 2001 because of increases in capital investments, including the El Dorado purchase price adjustment earn-out payment for 2001 paid in early 2002.

      The interest expense decrease of $1.7 million or 20% in 2002 was attributable to repurchases of 9-1/8% Senior Notes and 11-3/4% Senior Notes during 2001, less interest expense on the revolving credit facility and capitalized interest in 2002 offset by less interest income. Average debt for the three months decreased from $279 million in 2001 to $261 million in 2002.

      Our effective income tax rate increased in 2002 as a result of the full utilization of our previously unbenefitted deferred tax assets during the second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used by operating activities for the six months ended June 30, 2002 was $13.2 million compared to $75.6 million cash provided by operating activities for the six months ended June 30, 2001. Working capital changes required $23.1 million and $25.1 million of cash flows for the first six months of 2002 and 2001, respectively. The major uses of working capital during the six months ended June 30, 2002 were increases in inventory of $43.4 million due to higher crude and other prices as well as higher inventory volumes and increases in receivables of $19.0 million primarily due to increasing sales prices. The major source of working capital during the six months ended June 30, 2002 was an increase in crude payables of $48.4 million due to higher crude oil prices and a higher volume of crude purchases.

      At June 30, 2002, we had working capital of $100.9 million including $109.7 million of cash and cash equivalents. We also had $40.2 million available under our revolving credit facility line of credit.

      Additions to property and equipment in the first six months of 2002 of $26.2 million increased $17.2 million from the first six months in 2001, and included the $7.5 million El Dorado earn-out payment accrued as of December 31, 2001. We have reduced our planned total capital expenditures in 2002 down to approximately $42.5 million from the previously announced $54 million. The planned total capital expenditure amount includes $35.0 million of 2002 additions and the 2001 El Dorado earn-out payment. The primary capital projects to which the reduction applies is to the previously announced heavy crude oil expansion and coker expansion projects at the El Dorado refinery. Due to anticipated cost and expected market conditions we are currently reevaluating the economics of the proposed heavy crude oil expansion and the timing of the proposed coker expansion. If the decision to cancel the heavy crude oil expansion project had been made as of June 30, 2002, $2.4 million currently recorded as capital expenditures would have been expensed.

      Dividends of $2.6 million were paid to shareholders during the first six months of 2002. These dividends of $.05 per share were declared in December 2001 and March 2002 and were paid on January 14, 2002 and April 15, 2002. Our Board of Directors also declared dividends of $.05 per share payable on July 16, 2002 to shareholders of record on June 28, 2002. The cash required for this dividend is approximately $1.3 million.

      During the first six months of 2002 we have not purchased any additional common stock under our previously announced programs authorized by our Board of Directors to repurchase up to six million shares to be held as treasury shares. Through December 2001, 4,367,366 shares of common stock had been purchased or committed to purchase under these programs. During the first six months of 2002 we did however acquire 19,041 shares of stock from employees to cover their withholding taxes on shares of restricted stock which vested during this period.

MARKET RISKS

      Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows are very sensitive to changes in energy prices. Major shifts in the cost of crude oil and the price of refined products can result in large changes in the operating margin from refining operations. These prices also determine the carrying value of the refineries' inventories.

      Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, our purchases of foreign crude oil and consumption of natural gas in the refining process as well as fix margins on certain future production. The commodity derivative contracts we use may take the form of futures contracts or price swaps and are entered into with reputable counterparties. We use futures transactions to price foreign crude oil cargos at the price at the time when the crude oil is processed by the El Dorado refinery instead of the price when purchased. Foreign crude oil delivery times can exceed one month from when the purchase is made. In addition, we may engage in futures transactions for the purchase of natural gas at fixed prices. The refineries consume natural gas for energy purposes. We account for our commodity derivative contracts under 1) the hedge (or deferral) method of accounting when the derivative contracts qualify and are designated as hedges for accounting purposes, or 2) mark-to-market accounting if we elect not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in refining operating costs when the associated transactions are consummated while gains and losses on transactions accounted for using mark-to-market accounting are reflected in other revenues at each period end.

      Other revenues for the six months ended June 30, 2002 includes $1.2 million realized and unrealized net gains on the ineffective portion of fair value hedges on crude oil cargos and $499,000 realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended June 30, 2002 includes $88,000 realized and unrealized net gains on the ineffective portion of fair value hedges on crude oil cargos and $499,000 realized and unrealized net losses on derivative contracts accounted for using mark-to- market accounting. The ineffective portion of foreign crude oil hedges arises primarily from changes in the shape of the forward futures price curve.

      During the six months ended June 30, 2002, we had the following derivative activities which were accounted for as hedges:

•	At June 30, 2002 we had open derivative contracts on 187,000 barrels of crude oil to hedge against price changes on foreign crude oil purchase commitments and which are accounted for as fair value hedges. These open contracts have total unrealized losses at June 30, 2002 of approximately $342,000, with a $5,000 loss reflected in other revenues for the ineffective portions and a $337,000 loss included in crude oil inventory or prepaid crude costs as appropriate. During the six months ended June 30, 2002 we closed out contracts to hedge foreign crude purchases and realized net losses of $8.2 million, of which $9.4 million increased crude costs and $1.2 million income was reflected in other revenues for the ineffective portion of those hedges.
•	In March 2002 we entered into price swaps on natural gas for the purpose of hedging approximately 50% of the refineries’ anticipated usage against natural gas price increases for April 2002 through December 2002. These contracts were accounted for as cash flow hedges. One group of contracts to hedge natural gas costs at our El Dorado Refinery averaged 300,000 MMBTU per month at an average price of $3.34 per MMBTU (Panhandle). A second group of contracts to hedge natural gas costs at our Cheyenne Refinery averaged 112,222 MMBTU per month at an average price of $2.84 per MMBTU (CIG). The April and May contracts resulted in net realized gains totaling $33,000 and were recorded into refining operating costs. Due to natural gas market conditions, we made a decision in May to close out the remaining June through December contracts resulting in a net gain of $393,000. The realized gains or losses were recorded in other comprehensive income (equity account), net of tax. The pretax realized gains or losses are being reclassified into refining operating costs and out of other comprehensive income based on the month when the corresponding natural gas is being purchased. During June 2002, gains of $29,000 were reclassified from other comprehensive income into earnings as a reduction of refinery operating expenses. As of June 30, 2002 we had remaining realized pretax net gains of $365,000 recorded in other comprehensive income related to these positions. These gains and losses will be reclassified into earnings by December 31, 2002.

      During the six months ended June 30, 2002 we had the following derivative activities which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are reflected in other revenues:

•	As of June 30, 2002 we had open derivative contracts on 197,000 barrels of crude oil to hedge butane inventory builds at the El Dorado Refinery anticipated to be drawn down during the fourth quarter of 2002. As of June 30, 2002, we had recorded unrealized losses on these open positions of $152,000.
•	We had open derivative contracts at June 30, 2002 on 100,000 barrels of crude oil to hedge excess gas oil inventory at our Cheyenne Refinery anticipated to be drawn down by the end of the third quarter of 2002. As of June 30, 2002, we had recorded net unrealized losses on these open positions of $7,000.
•	As of June 30, 2002 we had open derivative contracts on 137,000 barrels of crude oil to hedge excess naptha inventory at the El Dorado Refinery anticipated to be drawn down by early in the fourth quarter of 2002. As of June 30, 2002, we had recorded unrealized losses on these open positions of $282,000. We have recorded realized losses on similar positions of $105,000 through June 30, 2002.

REFINING OPERATING STATISTICAL INFORMATION

Consolidated:

                                                                 Six Months Ended         Three Months Ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ----------------------
                                                                 2002         2001         2002          2001
                                                               -------      --------     --------      -------

Raw material input (bpd)
     Light crude                                                 31,423       30,423       31,457       34,951
     Heavy and intermediate crude                               112,848      109,308      117,044      112,124
     Other feed and blend stocks                                 16,942       14,554       16,573       14,779
                                                              ---------    ---------    ---------    ---------
         Total                                                  161,213      154,285      165,074      161,854

Manufactured product yields (bpd)
     Gasoline                                                    82,077       73,264       82,050       77,283
     Diesel and jet fuel                                         52,739       50,462       54,190       52,653
     Asphalt                                                      6,635        4,748        8,764        6,228
     Chemicals (1)                                                  (19)       1,623           14        1,584
     Other                                                       16,003       21,767       15,101       20,508
                                                              ---------    ---------    ---------    ---------
         Total                                                  157,435      151,864      160,119      158,256

Total product sales (bpd)
     Gasoline                                                    89,027       77,363       91,660       81,761
     Diesel and jet fuel                                         53,023       50,183       55,065       51,294
     Asphalt                                                      6,229        5,381        9,029        8,928
     Chemicals (1)                                                  234        1,576          150        1,455
     Other                                                       13,151       14,703       13,462       16,093
                                                              ---------    ---------    ---------    ---------
         Total                                                  161,664      149,206      169,366      159,531

Operating margin information (per sales bbl)
     Average sales price                                        $  27.15   $   36.54    $   29.81    $   38.41
     Raw material, freight and other costs (2)                     23.14       27.83        26.01        27.09
                                                                --------   ---------    ---------    ---------
         Product spread                                             4.01        8.71         3.80        11.32
     Refinery operating expenses, excl depreciation                 3.03        3.68         2.96         3.30
     Depreciation                                                    .45         .45          .43          .42
                                                                --------   ---------    ---------    ---------
         Operating margin                                       $    .53   $    4.58    $     .41    $    7.60

Average West Texas Intermediate
     crude oil price at Cushing, OK                             $  23.82   $   28.61    $   26.36    $   27.53

Average sales price (per sales bbl)
     Gasoline                                                   $  30.64   $   41.16    $   33.96    $   44.79
     Diesel and jet fuel                                           26.94       37.26        29.37        38.46
     Asphalt                                                       19.62       20.94        21.37        22.34
     Chemicals (1)                                                 36.71       76.45        40.21        83.83
     Other                                                          7.74       11.14         8.83        10.61

(1) During the 1st quarter of 2002, the process of shutting down the petro-chemical complex at El Dorado began and we discontinued the production of phenol and acetone and began producing and selling benzene.
(2) Utilizing FIFO inventory accounting.

REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:

                                                                 Six Months Ended         Three Months Ended
                                                                     June 30,                  June 30,
                                                               ---------------------     ---------------------
                                                                2002          2001         2002          2001
                                                              --------      --------     --------      -------

Raw material input (bpd)
     Light crude                                                  3,791        3,345        4,349        4,943
     Heavy crude                                                 35,092       32,956       37,541       35,684
     Other feed and blend stocks                                  4,108        4,362        3,358        4,212
                                                              ---------    ---------    ---------    ---------
         Total                                                   42,991       40,663       45,248       44,839

Manufactured product yields (bpd)
     Gasoline                                                    16,122       16,507       15,737       17,688
     Diesel                                                      12,762       12,824       12,882       13,859
     Asphalt                                                      6,635        4,748        8,764        6,228
     Other                                                        5,984        5,631        5,852        6,178
                                                              ---------    ---------    ---------    ---------
         Total                                                   41,503       39,710       43,235       43,953

Total product sales (bpd)
     Gasoline                                                    22,465       20,661       23,889       21,694
     Diesel                                                      12,758       12,435       13,703       13,522
     Asphalt                                                      6,229        5,381        9,029        8,928
     Other                                                        4,045        4,134        3,788        4,515
                                                              ---------    ---------    ---------    ---------
         Total                                                   45,497       42,611       50,409       48,659

Operating margin information (per sales bbl)
     Average sales price                                      $  27.28         36.21    $   29.77    $   37.45
     Raw material, freight and other costs (1)                   22.90         26.09        25.62        25.51
                                                              --------     ---------    ---------    ---------
         Product spread                                           4.38         10.12         4.15        11.94
     Refinery operating expenses, excl depreciation               3.46          3.42         3.32         2.86
     Depreciation                                                  .87           .87          .81          .76
                                                              --------     ---------    ---------    ---------
         Operating margin                                     $    .05     $    5.83    $     .02    $    8.32

Light/heavy crude spread (per bbl)                            $   3.64     $    7.88    $    3.52    $    7.55

Average sales price (per sales bbl)
     Gasoline                                                 $  32.49     $   43.63    $   35.64    $   47.06
     Diesel                                                      28.67         40.03        31.50        41.68
     Asphalt                                                     19.62         20.94        21.37        22.34
     Other                                                        5.71          7.49         6.53         8.40

(1) Utilizing FIFO inventory accounting.

REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:

                                                                 Six Months Ended         Three Months Ended
                                                                     June 30,                  June 30,
                                                              ----------------------    ----------------------
                                                                2002          2001        2002           2001
                                                              --------      --------    --------       -------

Raw material input (bpd)
     Light crude                                                 27,631       27,077       27,108       30,007
     Heavy and intermediate crude                                77,756       76,352       79,503       76,440
     Other feed and blend stocks                                 12,834       10,192       13,215       10,567
                                                              ---------    ---------    ---------    ---------
         Total                                                  118,221      113,621      119,826    117,014

Manufactured product yields (bpd)
     Gasoline                                                    65,955       56,757       66,313       59,595
     Diesel and jet fuel                                         39,978       37,638       41,308       38,794
     Chemicals (1)                                                  (19)       1,623           14        1,584
     Other                                                       10,019       16,136        9,249       14,330
                                                              ---------    ---------    ---------    ---------
         Total                                                  115,933      112,154      116,884      114,303

Total product sales (bpd)
     Gasoline                                                    66,562       56,702       67,771       60,067
     Diesel and jet fuel                                         40,265       37,748       41,362       37,773
     Chemicals (1)                                                  234        1,576          150        1,455
     Other                                                        9,107       10,569        9,673       11,578
                                                              ---------    ---------    ---------    ---------
         Total                                                  116,168      106,595      118,956      110,873

Operating margin information (per sales bbl)
     Average sales price                                      $  27.10     $   36.67    $   29.82    $   38.83
     Raw material, freight and other costs (2)                   23.24         28.52        26.18        27.79
                                                              --------     ---------    ---------    ---------
         Product spread                                           3.86          8.15         3.64        11.04
     Refinery operating expenses, excl depreciation               2.86          3.78         2.81         3.49
     Depreciation                                                  .28           .28          .28          .27
                                                              --------     ---------    ---------    ---------
         Operating margin                                     $    .72     $    4.09    $     .55    $    7.28

WTI/WTS crude spread (per bbl)                                $   1.38     $    3.75    $    1.22    $    3.77

Average sales price (per sales bbl)
     Gasoline                                                 $  30.01     $   40.27    $   33.37    $   43.97
     Diesel and jet fuel                                         26.39         36.35        28.66        37.30
     Chemicals (1)                                               36.71         76.45        40.21        83.83
     Other                                                        8.64         12.57         9.73        11.47

(1) During the 1st quarter of 2002, the process of shutting down the petro-chemical complex at El Dorado began and we discontinued the production of phenol and acetone, and began producing and selling benzene.
(2) Utilizing FIFO inventory accounting.

PART II - OTHER INFORMATION

ITME 1.	Legal Proceedings - None, which in the opinion of management would have a material impact on the registrant.
ITME 2.	Changes in Securities - There have been no changes in the constituent instruments defining the rights of the holders of any class of registered securities during the current quarter.
ITME 3.	Defaults Upon Senior Securities - None.
ITME 4.	Submission of Matters to a Vote of Security Holders - None
ITME 5.	Other Information - None.
ITME 6.	Exhibits and Reports on Form 8-K -

(a) Exhibits

99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

None

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER OIL CORPORATION By: /s/ Nancy J. Zupan —————————————————— Nancy J. Zupan Vice President - Controller (principal accounting officer)

Date: August 1, 2002

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Frontier Oil Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James R. Gibbs, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James R. Gibbs
James R. Gibbs
Chairman of the Board, President and
Chief Executive Officer

August 1, 2002

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Frontier Oil Corporation (the “Company”) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Julie H. Edwards, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Julie H. Edwards
Julie H. Edwards
Executive Vice President - Finance & Administration,
Chief Financial Officer

August 1, 2002