Form 10-Q
period 2002-09-30
FRONTIER OIL CORP /NEW/
filed 2002-10-30
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Registrant’s number of common shares outstanding as of October 25, 2002: 26,132,414

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2002

INDEX

Page
Part I - Financial Information
Item 1. Financial Statements	1
Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	11
Item 4. Controls and Procedures	20
Part II - Other Information	21

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

                                                         Nine Months Ended               Three Months Ended
                                                           September 30                     September 30
                                                      2002              2001            2002           2001
                                                  --------------   -------------     -----------    ----------
Revenues:
     Refined products                             $   1,282,818    $   1,525,126     $   488,476    $  538,441
     Other                                                 (626)          (2,285)         (1,796)         (392)
                                                  --------------   -------------     -----------    ----------
                                                      1,282,192        1,522,841         486,680       538,049
                                                  -------------    -------------     -----------    ----------
Costs and Expenses:
     Refining operating costs                         1,232,229        1,315,641         466,397       464,810
     Selling and general expenses                        12,458           13,034           4,454         4,431
     Depreciation                                        20,353           18,619           6,979         6,335
                                                  -------------    -------------     -----------    ----------
                                                      1,265,040        1,347,294         477,830       475,576
                                                  -------------    -------------     -----------    ----------

Operating Income                                         17,152          175,547           8,850        62,473
Interest Expense, Net                                    19,352           21,943           6,538         6,590
Impairment Loss on Asset to be Sold                         363                -             363             -
                                                  -------------    -------------     -----------    ----------
Income (Loss) Before Income Taxes                        (2,563)         153,604           1,949        55,883
Provision (Benefit) for Income Taxes                       (626)          35,529           1,140        21,221
                                                  -------------    -------------     -----------    ----------

Net Income (Loss)                                 $      (1,937)   $     118,075     $       809    $   34,662
                                                  =============    =============     ===========    ==========

Basic Earnings (Loss) Per Share
     of Common Stock:                             $        (.08)  $         4.49     $       .03    $     1.33
                                                  =============   ==============     ===========    ==========

Diluted Earnings (Loss) Per Share
     of Common Stock:                             $        (.08)  $         4.32     $       .03    $     1.27
                                                  =============   ==============     ===========    ==========

-----------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

                                                            Nine Months Ended            Three Months Ended
                                                              September 30                  September 30
                                                          2002           2001           2002           2001
                                                       ----------     ----------     -----------    ----------
Net Income (Loss)                                      $   (1,937)    $  118,075     $       809    $   34,662
Other Comprehensive Income, Net of Income Tax:
     Change in fair value of cash flow hedges                 263              -               -             -
     Derivative value reclassed to income                    (168)             -            (129)            -
                                                       ----------     ----------     -----------    ----------

Comprehensive Income (Loss)                            $   (1,842)    $  118,075     $       680    $   34,662
                                                       ==========     ==========     ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

September 30, 2002 and December 31, 2001                                            2002               2001
                                                                                -----------         ----------
ASSETS
Current Assets:
     Cash, including cash equivalents of
         $104,108 in 2002 and $102,348 in 2001                                  $   106,683         $  103,995
     Trade receivables, less allowance for doubtful
         accounts of $500 in 2002 and 2001                                           73,552             55,848
     Note receivable from employee                                                      400                  -
     Other receivables                                                                4,825              6,469
     Inventory of crude oil, products and other                                     147,447             87,970
     Deferred income taxes                                                            5,992              4,845
     Other current assets                                                             1,561              2,243
                                                                                -----------         ----------
         Total current assets                                                       340,460            261,370
                                                                                -----------         ----------
Property, Plant and Equipment, at cost:
     Refineries and pipeline                                                        440,207            419,962
     Furniture, fixtures and other equipment                                          5,048              5,853
                                                                                -----------         ----------
                                                                                    445,255            425,815
         Less - Accumulated depreciation                                            137,148            117,252
                                                                                -----------         ----------
                                                                                    308,107            308,563
Asset Held for Sale                                                                     472                  -
Other Assets                                                                         10,830             11,813
                                                                                -----------         ----------
TOTAL ASSETS                                                                    $   659,869         $  581,746
                                                                                ===========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   173,799         $  112,303
     Revolving credit facility                                                       30,100                  -
     Accrued turnaround cost                                                         15,479             10,394
     Accrued liabilities and other                                                    9,287             25,714
     Accrued interest                                                                 7,971              3,895
                                                                                -----------         ----------
         Total current liabilities                                                  236,636            152,306
                                                                                -----------         ----------

Long-Term Debt                                                                      207,921            208,880
Long-Term Accrued Turnaround Cost                                                    12,120             15,443
Post-Retirement Employee Liabilities                                                 18,075             16,734
Deferred Credits and Other                                                            3,942              4,099
Deferred Income Taxes                                                                14,427             15,080

Commitments and Contingencies

Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                 -                  -
     Common stock, no par, 50,000,000 shares authorized,
         30,283,624 and 30,059,574 shares issued in 2002 and 2001                    57,468             57,446
     Paid-in capital                                                                102,489             98,046
     Retained earnings                                                               48,010             53,764
     Accumulated other comprehensive loss                                              (160)              (255)
     Treasury stock, 4,154,210 shares and 4,240,937 shares
         in 2002 and 2001                                                           (37,972)           (38,163)
     Deferred employee compensation                                                  (3,087)            (1,634)
                                                                                -----------         ----------
     Total Shareholders' Equity                                                     166,748            169,204
                                                                                -----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   659,869         $  581,746
                                                                                ===========         ==========
-----------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the nine months ended September 30,                                             2002               2001
                                                                                -----------         ----------
OPERATING ACTIVITIES
Net income (loss)                                                               $    (1,937)        $  118,075
Depreciation                                                                         20,353             18,619
Deferred income taxes                                                                  (486)            12,421
Amortization of deferred finance costs and senior notes discount                      1,611              1,621
Amortization of deferred employee compensation                                          652                257
Impairment loss on asset to be sold                                                     363                  -
Deferred credits and other                                                             (497)              (178)
Change in working capital from operations                                           (12,986)            (1,413)
                                                                                -----------         ----------
     Net cash provided by operating activities                                        7,073            149,402
                                                                                -----------         ----------

INVESTING ACTIVITIES
Additions to property and equipment                                                 (22,488)           (14,160)
El Dorado refinery acquisition - contingent earn-out payment                         (7,500)                 -
Other                                                                                  (400)               (79)
                                                                                -----------         ----------
     Net cash used in investing activities                                          (30,388)           (14,239)
                                                                                -----------         ----------

FINANCING ACTIVITIES
Refining credit facility borrowings (repayments)                                     30,100            (23,000)
Repayments of debt:
     9-1/8% Senior Notes                                                             (1,090)           (21,410)
     11-3/4% Senior Notes                                                                 -             (5,541)
Proceeds from issuance of common stock                                                1,650              2,585
Purchase of treasury stock                                                             (787)           (15,692)
Dividends paid                                                                       (3,870)            (1,323)
Other                                                                                     -               (293)
                                                                                -----------         ----------
     Net cash provided by (used in) financing activities                             26,003            (64,674)
                                                                                -----------         ----------

Increase in cash and cash equivalents                                                 2,688             70,489
Cash and cash equivalents, beginning of period                                      103,995             64,446
                                                                                -----------         ----------
Cash and cash equivalents, end of period                                        $   106,683         $  134,935
                                                                                ===========         ==========

-----------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
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

Earnings per share

         Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Basic and diluted shares were the same for the nine months ended September 30, 2002 because a loss was incurred. Diluted earnings per share for the three months ended September 30, 2002 and nine months and three months ended September 30, 2001 assumes the additional dilution for the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

                                                            Nine Months Ended            Three Months Ended
                                                              September 30                  September 30
                                                           2002           2001           2002          2001
                                                       -----------    ------------   ------------  ------------

     Basic                                              25,759,114     26,301,573     25,834,717    25,980,754
     Diluted                                            25,759,114     27,330,764     26,806,285    27,337,379

New accounting pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets” (“Statement No. 142”). Statement No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets”. Statement No. 142 addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted Statement No. 142 effective January 1, 2002. The adoption did not have any impact on the Company’s financial condition or results of operations.

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

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“Statement No. 144”). Statement No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The objective of Statement No. 144 is to establish one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to Statement No. 121. The Company adopted Statement No. 144 effective January 1, 2002. The adoption did not have any impact on the Company’s financial condition or results of operations.

        The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position (“SOP”) entitled “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.” If adopted as proposed, this SOP would require companies to expense as incurred turnaround costs, defined as “the non-capital portion of major maintenance costs.” Adoption of the proposed SOP would also require that any existing turnaround accruals be reversed to income immediately. A turnaround is a periodically required standard procedure for a refinery that involves the shutdown of refinery operating units for significant overhaul and refurbishment. Turnaround costs include contract services, materials and rental equipment. The Company ratably accrues the costs for turnarounds over the period from the prior turnaround to the next scheduled turnaround. These accruals are included in the Company’s consolidated balance sheet in the “Accrued turnaround cost” and “Long-Term Accrued Turnaround Cost.” The turnaround accrual expenses are included in “Refining operating costs” in the Company’s consolidated statements of operations.

        The proposed SOP requires adoption for fiscal years beginning after June 15, 2002. If this proposed change were in effect at September 30, 2002, the Company would have been required to reverse the turnaround accruals and recognize pretax income totaling $27.6 million. The total accrued turnaround costs will change throughout the year as turnarounds are incurred and accruals are made for future turnarounds. If adopted in its present form, income related to this proposed change would be recognized in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

Reclassifications

        Prior year amounts for foreign crude purchase deposits have been reclassified from Other Receivables to Other Current Assets on the balance sheet to conform with the current year presentation.

2.  Schedule of major components of inventory

                                                                                September 30,     December 31,
                                                                                    2002              2001
                                                                                -------------    -------------
                                                                                        (in thousands)

Crude oil                                                                       $      39,637    $      24,787
Unfinished products                                                                    63,583           24,406
Finished products                                                                      27,418           21,607
Process chemicals                                                                       3,387            4,103
Repairs and maintenance supplies and other                                             13,422           13,067
                                                                                -------------    -------------
                                                                                $     147,447    $      87,970
                                                                                =============    =============

Inventories of crude oil, other unfinished oils and all finished products are recorded at the lower of cost on a first in, first out (FIFO) basis or market.

3.   Restricted stock plan and other stock plans

         On March 13, 2001 the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Plan”) which reserved 1,000,000 shares of common stock held as treasury stock by the Company for restricted stock grants to be made under an incentive compensation program. Restricted shares, when granted, are recorded at the market value on the date of issuance as deferred employee compensation (equity account) and amortized to compensation expense over the respective vesting periods of the stock. In addition to the restricted shares granted in 2001, 25% of which vested in March 2002, the Company granted an additional 113,059 restricted shares on March 13, 2002 and recorded $2.2 million to deferred employee compensation. These restricted shares of common stock granted in 2002 vest 25% in March 2003, 25% in March 2004 and 50% in March 2005. As of September 30, 2002, there are 294,697 shares of unvested restricted stock which represents the total of both the 2001 and 2002 grants less the portion of the 2001 grant which has now vested and reduced by shares forfeited from employee departures prior to vesting.

         The Company has stock option plans which authorize the granting of restricted stock and options to purchase shares. On April 18, 2002, the Company's shareholders approved an amendment to the Frontier Oil Corporation 1999 Stock Plan (the “1999 Stock Plan”). This amendment increased the number of shares of common stock authorized for grant under this plan by 1,600,000 shares to a total of 3,600,000 shares, of which 1,926,650 shares had previously been granted. The Company has cancelled the authorization for 660,100 shares of common stock previously available, but not granted, under another plan, the Frontier Oil Corporation Employee Stock Option Plan. The net effect of these actions increased the total shares remaining available for grant by 939,900 shares to an aggregate 1,673,350 shares. As of September 30, 2002, 977,950 shares remain available for grant.

4.   Price risk management activities

         The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with reputable counterparties. The Company uses futures transactions to price foreign crude oil cargos at the price at the time the crude oil is processed by the El Dorado Refinery instead of the price when purchased. Foreign crude oil delivery times can exceed one month from when the purchase is made. The Company accounts for its commodity derivative contracts under 1) the hedge (or deferral) method of accounting when the derivative contracts qualify and are designated as hedges for accounting purposes, or 2) mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in refining operating costs when the associated transactions are consummated while gains and losses on transactions accounted for using mark-to- market accounting are reflected in other revenues at each period end.

         Other revenues for the nine months ended September 30, 2002 includes $1.2 million realized gains on the ineffective portion of fair value hedges on crude oil cargos and $2.6 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended September 30, 2002 includes $2.1 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. The ineffective portion of foreign crude oil hedges arises primarily from changes in the shape of the forward futures price curve.

         During the nine months ended September 30, 2002, the Company had the following derivative activities which were accounted for as hedges:

  At September 30, 2002 the Company had no open derivative contracts to hedge against price changes on foreign crude oil purchase commitments. During the nine months ended September 30, 2002 the Company closed out contracts to hedge foreign crude purchases and realized net losses of $9.0 million, of which $10.2 million increased crude costs and $1.2 million income was reflected in other revenues for the ineffective portion of those hedges. These contracts were accounted for as fair value hedges.
  In March 2002 the Company entered into price swaps on natural gas for the purpose of hedging approximately 50% of the refineries’ anticipated usage against natural gas price increases for April 2002 through December 2002. These contracts were accounted for as cash flow hedges. One group of contracts to hedge natural gas costs at the El Dorado Refinery averaged 300,000 MMBTU per month at an average price of $3.34 per MMBTU (Panhandle). A second group of contracts to hedge natural gas costs at the Cheyenne Refinery averaged 112,222 MMBTU per month at an average price of $2.84 per MMBTU (CIG). The April and May contracts resulted in net realized gains totaling $33,000 and were recorded into refining operating costs. Due to natural gas market conditions, the Company made a decision in May to close out the remaining June through December contracts resulting in a net gain of $393,000. The realized gains or losses were recorded in other comprehensive income (equity account), net of tax. The pretax realized gains or losses are being reclassified into refining operating costs and out of other comprehensive income based on the month when the corresponding natural gas is being purchased. During June 2002, pretax gains of $29,000 were reclassified from other comprehensive income into earnings as a reduction of refinery operating expenses. During the quarter ended September 30, 2002, pretax gains of $207,000 were reclassified from other comprehensive income into earnings as a reduction of refinery operating expenses. As of September 30, 2002 the Company had remaining realized pretax net gains of $157,000 recorded in other comprehensive income related to these positions. These gains and losses will be reclassified into earnings by December 31, 2002.

         During the nine months ended September 30, 2002 the Company had the following derivative activities which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are reflected in other revenues:

  As of September 30, 2002 the Company had open derivative contracts on 382,000 barrels of crude oil to hedge butane inventory builds at the El Dorado Refinery anticipated to be drawn down during the fourth quarter of 2002. As of September 30, 2002, the Company had recorded unrealized losses on these open positions of $938,000. The Company had recorded realized losses on similar positions of $515,000 through September 30, 2002.
  The Company had open derivative contracts at September 30, 2002 on 36,000 barrels of crude oil to hedge excess gas oil inventory at the Cheyenne Refinery anticipated to be drawn down during the fourth quarter of 2002. As of September 30, 2002, the Company had recorded net unrealized losses on these open positions of $21,000. The Company had recorded realized losses through September 30,2002 of $241,000 on similar positions to hedge gas oil inventory drawn down during the third quarter.
  As of September 30, 2002 the Company had open derivative contracts on 203,000 barrels of crude oil to hedge excess naptha inventory at the El Dorado Refinery anticipated to be drawn down in the fourth quarter of 2002. As of September 30, 2002, the Company had recorded unrealized losses on these open positions of $188,000. The Company had recorded realized losses through September 30, 2002 of $710,000 on similar positions to hedge naptha inventory during the third quarter of 2002.
  The Company had open derivative contracts at September 30, 2002 on 280,000 barrels of crude oil to hedge excess gas oil inventory at the El Dorado Refinery anticipated to be drawn down during the fourth quarter of 2002. As of September 30, 2002, the Company had recorded net unrealized losses on these open positions of $94,000.

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

         On December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations require the phase-in of gasoline sulfur standards beginning in 2004 and continuing through 2008 with special provisions for refiners serving those Western states exhibiting lesser air quality problems and for small business refiners, such as Frontier. Since Frontier qualifies as a small business refiner by having 1,500 or fewer employees and a capacity of less than 155,000 barrels per day during the specified pre-2001 baseline years, the Cheyenne and El Dorado Refineries may comply with an interim gasoline sulfur standard in 2004 that is based on historic gasoline sulfur levels rather than having to meet the much stricter standard that will be applied to the general industry. Depending on the deadline the Company chooses to comply with the new diesel fuel sulfur limit (see discussion below), Frontier will then have between four and seven additional years to reduce the Company's gasoline sulfur content to the national standard. The total capital requirements estimated, as of September 30, 2002, to achieve the final gasoline sulfur standard, were approximately $35 million at the Cheyenne Refinery and approximately $44 million at the El Dorado Refinery. Approximately $28 million of the Cheyenne Refinery expenditures are currently expected to be committed prior to 2004 with the remaining $7 million estimated to be committed in 2009 and 2010. The expenditures for the El Dorado Refinery are expected to be committed beginning in 2008 and completed in 2010.

         The EPA has promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts per million. The current standard is 500 parts per million. As a small business refiner, Frontier may choose to comply with the 2006 program and extend our interim gasoline standard by three years (until 2011) or delay the diesel standard by four years (until 2010) and keep the Company's original gasoline sulfur program timing. Although still under deliberation, it is now likely that Frontier will choose to comply with the 15 parts per million highway diesel sulfur standard by June 2006 and extend the Company's small refiner interim gasoline sulfur standards at each of the Company's facilities until 2011. To satisfy a regulatory requirement necessary for the preservation of this compliance option the Company has submitted an application for a highway diesel volumetric baseline to the EPA. As of September 30, 2002, capital cost requirements for diesel desulfurization were estimated to be approximately $6 million for Cheyenne and $56 million for El Dorado. The Cheyenne Refinery expenditures are currently expected to be committed beginning in 2005, with the majority to be committed in 2006. Approximately $6 million of the El Dorado Refinery expenditures are currently expected to be committed beginning in 2004 with the remaining $50 million in 2005 and 2006. These compliance costs assume no change in the current "off road" or high sulfur diesel specifications which are 5,000 parts per million. Although the Company is aware that the EPA will likely propose future limits on the sulfur content of diesel fuel used in non-road applications, any resulting compliance costs that the Company may eventually incur from these future regulations cannot now be estimated.

         The Company is subject to recently promulgated regulations governing the emission of designated hazardous air pollutants from certain refinery process units. Preliminary assessment of the regulations suggests that the only substantive cost associated with compliance with the new regulations will be in the installation of emission controls at the Company's El Dorado Refinery Fluid Catalytic Cracking Unit (“FCCU”). As of September 30, 2002, the capital cost of the FCCU emission control system is estimated to be approximately $15 million. Compliance with the regulation must be generally achieved by April 2005 (three years after promulgation). However, the regulation allows for postponement of the installation of FCCU emission controls until either: 1) the date a refiner must comply with the final gasoline sulfur limits described above, or 2) December 2009, whichever is sooner, if the refiner chooses to comply with the gasoline sulfur limits by hydrotreating the feed material to the FCCU. The Company is currently evaluating gasoline sulfur compliance options that will likely include utilization of the existing FCCU feed hydrotreater at the Company's El Dorado Refinery. The outcome of these evaluations will establish the date the Company must install the hazardous air pollutant emission control system at the facility.

         The Company is involved, both as a defendant and a plaintiff, in litigation claims. Although the ultimate resolution and impact of such litigation on the Company is not presently determinable, the Company's management believes that the eventual outcome of such litigation will not have a material adverse effect on the overall financial condition or results of operations of the Company.

6.   Other Commitments

         The Company has a foreign crude oil supply agreement with Equiva which expires April 2003. Under this agreement, the Company may purchase crude oil for the El Dorado Refinery from Equiva, although the Company is not obligated to do so. The Company is obligated to pay monthly installments towards an annualized commitment fee to Equiva for making foreign crude volumes available to the Company under this agreement based on a per barrel fee for crude purchased under this agreement. This agreement allows the Company to use Equiva’s worldwide network to acquire foreign crude oil. This agreement is an extension of the foreign crude oil supply agreement with Equiva which expired in November 2001 and was continued on a month to month basis through April 2002.

         In October 2002 the Company entered into a five-year crude oil supply agreement with Baytex Energy Ltd., a Canadian crude oil producer. This agreement, which commences January 1, 2003, will provide for the Company to purchase up to 20,000 barrels per day of a Lloydminster crude oil blend, a heavy Canadian crude. The Company intends to process this crude oil at the Cheyenne Refinery, which is near Guernsey, Wyoming, the delivery point of the crude oil under this agreement. This type of crude oil typically sells at a discount to lighter crude oils. The Company's price for the crude oil under the agreement will be equal to 71% of the simple average of the near month settlement prices of the NYMEX light sweet crude oil contracts during the month of delivery, plus the cost of transportation based on the pipeline tariff from Hardisty, Alberta to Guernsey, Wyoming, less $0.25 per barrel. Initially, the Company will receive 9,000 barrels per day, increasing up to 20,000 barrels per day by October 2003. The initial term of the agreement is through December 31, 2007. This agreement provides a firm source of heavy Canadian crude and will fill most of the Company’s dedicated capacity through the Express Pipeline, a crude oil pipeline from Canada to Guernsey, Wyoming.

7.  Collective Bargaining Agreements

         On June 24, 2002, the Company announced that the Paper, Allied-Industrial, Chemical and Energy Workers International Union (“PACE”) and the Craft Unions at its Cheyenne Refinery had ratified new contracts. The new PACE contract was effective July 2, 2002 and expires July 1, 2006. This new contract replaced the previous contract which expired July 1, 2002. The new contract with the Crafts Unions will expire June 2009. At the El Dorado Refinery, PACE ratified a new contract on February 6, 2002 which expires in January 2006.

8.  Note Receivable from Employee

         In August 2002, the Company’s subsidiary, Frontier Refining & Marketing Inc., made a $400,000 relocation loan to an employee of that subsidiary. The note bears interest based on the lowest annual federal interest rate in effect for a note issued on the note date and bearing the same maturity dates as this note as determined under guidelines issued by the Internal Revenue Service. The note shall be due and payable within five days of the earliest of (i) the closing of the sale of the employee’s home in the old location, (ii) termination for Cause of the employee, and (iii) one year from date of execution of the note.

9.  Impairment of Asset to be Sold

         During the third quarter of 2002, a decision was made by the Company to sell an aircraft which had been used by the Company for transportation purposes. In connection with the planned sale, the Company determined that the carrying value of the aircraft exceeded fair value. Consequently, the Company recorded an impairment loss of $363,000 during the quarter ended September 30, 2002, which represents the excess of the carrying value of the asset over the estimated fair value (selling price less costs to sell).

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The terms “Frontier” and “we” refer to Frontier Oil Corporation and its subsidiaries.

Nine months ended September 30, 2002 compared with the same period in 2001

         We had a net loss for the nine months ended September 30, 2002 of $1.9 million, or $.08 per basic and diluted share, compared to net income of $118.1 million, or $4.32 per diluted share, for the same period in 2001.

         Operating income decreased $158.4 million in 2002 versus 2001 due to a decrease in the refined product spread (revenues less material costs) of $172.8 million and an increase in depreciation of $1.7 million offset by an increase in other income of $1.7 million, and decreases in refining operating expenses of $13.8 million and selling and general costs of $576,000.

         Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. Although crude prices have been rising in 2002, the average price of crude oil was lower in the nine months ended September 2002 than in the same period in 2001. The refined product spread was $4.07 per barrel in 2002 compared to $8.23 per barrel in 2001 due to lower light product margins and a decrease in both the light/heavy and WTI/WTS crude spreads offset by a positive inventory valuation impact during the nine months ended September 30, 2002 from rising crude oil and product prices during the period. For the nine months ended September 30, 2002 we realized an increase to the refined product spread from inventory gains of approximately $35.5 million pretax ($22.0 million after tax) from rising crude oil and product prices during the period. For the nine months ended September 30, 2001 we realized a decrease to the refined product spread from inventory losses of approximately $14.4 million pretax ($11.5 million after tax) because of the net effect of decreasing crude prices and increasing product prices during the period.

         The Cheyenne refinery’s refined product spread was $4.53 per barrel in 2002 compared to $9.37 per barrel in 2001 due to lower light product margins and a decrease in the light/heavy spread offset by a positive inventory valuation impact from increasing crude and product prices during the nine months ended September 30, 2002. The light/heavy spread decreased from an average $7.39 per barrel in the nine months ended September 30, 2001 to $3.74 per barrel for the same period this year. For the nine months ended September 30, 2002 at the Cheyenne refinery we realized an increase to the refined product spread from inventory gains of approximately $12.0 million pretax compared to a decrease in the refined product spread from inventory losses of $755,000 pretax for the nine months ended September 30, 2001.

         The El Dorado refinery’s refined product spread was $3.87 per barrel in 2002 compared to $7.78 per barrel in 2001 due to lower light product margins and a decrease in the WTI/WTS crude oil price spread offset by a positive inventory valuation impact from rising crude and product prices during the nine months ended September 30, 2002. The WTI/WTS spread decreased from an average $3.39 per barrel in the nine months ended September 30, 2001 to $1.24 per barrel for the same period this year. For the nine months ended September 30, 2002 at the El Dorado refinery we realized an increase to the refined product spread from inventory gains of approximately $23.5 million pretax compared to a decrease in the refined product spread from inventory losses of $13.7 million pretax for the nine months ended September 30, 2001.

         Refined product revenues decreased $242.3 million or 16% due to decreased sales prices offset by increased overall sales volumes. Average gasoline prices decreased $7.46 per barrel and average diesel and jet fuel prices decreased $7.86 per barrel but we experienced a 4% overall increase in sales volumes. Yields of gasoline increased 6% while yields of diesel and jet fuel increased 2% in 2002 compared to the same period in 2001. The primary reason for the lower volumes in sales and yields in 2001 was the major turnaround, or planned maintenance, at the El Dorado refinery which commenced in mid-March 2001 and was completed in mid-April 2001. Despite a major turnround at the Cheyenne refinery during March and April 2002, refinery yields and sales during the first nine months of 2002 increased from the same period in 2001. The Cheyenne refinery throughput and resulting yields in the early part of 2001 was constrained by asphalt inventory storage availability.

         Other income increased $1.7 million to a negative $626,000 in 2002 due to $1.4 million in losses from the ineffective portion of foreign crude oil hedges and realized and unrealized futures trading net gains on inventories in 2002 compared to a $3.1 million net loss on the ineffective portion of foreign crude oil hedges and realized and unrealized futures trading net losses on inventories and/or future production in 2001.

         Refining operating costs decreased $83.4 million or 6% from 2001 levels due to decreases in material, freight and other costs and lower refinery operating expenses. Material, freight and other costs per barrel decreased 9% or $2.51 per barrel in 2002 primarily due to lower average crude oil prices in 2002 than 2001. The Cheyenne refinery material, freight and other costs of $24.44 per barrel decreased from $25.70 per barrel in 2001 due to the average lower crude oil prices this year. The light/heavy spread averaged $3.74 per barrel compared to $7.39 per barrel in the first nine months of 2001. The El Dorado refinery material, freight and other costs of $24.80 per barrel decreased from $27.80 per barrel also due to the lower average crude oil prices this year. Refinery operating expense was $2.94 per barrel in 2002 compared to $3.36 per barrel in 2001. Lower natural gas costs and usage comprised approximately 83% of the per barrel operating expense decrease with the remainder being primarily due to increased yields and sales volumes. The Cheyenne refinery operating expense per barrel decreased $.05 to $3.11 per barrel in 2002 due to increased yields and sales offset by overall higher operating expenses. Cheyenne operating expenses increased in 2002 due to increased electricity, turnaround, and demurrage costs more than offsetting the reduced natural gas costs. The El Dorado refinery operating expense was $2.86 per barrel in 2002 decreasing from the 2001 operating expense per barrel of $3.44 primarily due to the lower natural gas costs.

         Selling and general expenses decreased $576,000 or 4% for the nine months ended September 30, 2002 compared to the same period in 2001 because of decreased salaries and benefits due to bonuses not being accrued this year partially offset by increased engineering consulting services and travel costs.

         Depreciation expense increased $1.7 million or 9% in the 2002 nine-month period as compared to the same period in 2001 because of increases in capital investments, including the El Dorado purchase price adjustment earn-out payment for 2001 paid in early 2002.

         The interest expense decrease of $2.6 million or 12% in 2002 was attributable to repurchases of 9-1/8% Senior Notes and 11-3/4% Senior Notes during 2001, less interest expense on the revolving credit facility and capitalized interest in 2002 offset by less interest income. Average debt for the nine months decreased from $260 million in 2001 to $253 million in 2002.

         Our effective income tax rate for the benefit of income taxes for the nine months ended September 30, 2002, of 24.4% is less than our current estimated statutory rate of 38.24% primarily due to one-time adjustments for permanent book versus tax differences and an increase in the state deferred income tax provision due to a revised estimate of state apportionment factors during the third quarter of 2002. An $83,000 Canadian income tax payment for an audit settlement related to our Canadian oil and gas operations (sold in June 1997) also reduced our income tax benefit in 2002.

Three months ended September 30, 2002 compared with the same period in 2001

         We had net income for the three months ended September 30, 2002 of $809,000, or $.03 per diluted share, compared to net income of $34.7 million, or $1.27 per diluted share, for the same period in 2001.

         Operating income decreased $53.6 million in 2002 versus 2001 due to a decrease in the refined product spread (revenues less material costs) of $54.7 million, a decrease in other income of $1.4 million, an increase in depreciation of $644,000 and an increase in selling and general costs of $23,000 offset by a decrease in refining operating expenses of $3.2 million.

         Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was higher in the quarter ended September 30, 2002 than in the same period in 2001. The refined product spread was $4.19 per barrel in 2002 compared to $7.43 per barrel in 2001 due to lower light product margins and a decrease in both the light/heavy and WTI/WTS crude spreads offset by a positive inventory valuation impact from increasing crude and product prices during the three months ended September 30, 2002. For the three months ended September 30, 2002 we realized an increase to the refined product spread from inventory gains of approximately $9.4 million pretax ($5.8 million after tax) because of the increasing crude and product prices during the quarter. For the three months ended September 30, 2001 we realized a benefit to the refined product spread from inventory gains of approximately $4.7 million pretax ($2.5 million after tax).

         The Cheyenne refinery’s refined product spread was $4.79 per barrel in 2002 compared to $8.11 per barrel in 2001 due to lower light product margins and a decrease in the light/heavy spread offset by a positive inventory valuation impact from increasing crude and product prices during the three months ended September 30, 2002. The light/heavy spread decreased from an average $6.42 per barrel in the three months ended September 30, 2001 to $3.95 per barrel for the same period this year. For the three months ended September 30, 2002 at the Cheyenne refinery we realized an increase to the refined product spread from inventory gains of approximately $3.1 million pretax compared to an increase in the refined product spread from inventory gains of $2.2 million pretax for the three months ended September 30, 2001.

         The El Dorado refinery’s refined product spread was $3.90 per barrel in 2002 compared to $7.15 per barrel in 2001 due to lower light product margins and a decrease in the WTI/WTS crude oil price spread offset by a positive inventory valuation impact from increasing crude and product prices during the three months ended September 30, 2002. The WTI/WTS spread decreased from an average $2.68 per barrel in the three months ended September 30, 2001 to $.97 per barrel for the same period this year. For the three months ended September 30, 2002 at the El Dorado refinery we realized an increase to the refined product spread from inventory gains of approximately $6.3 million pretax compared to an increase in the refined product spread from inventory gains of $2.5 million pretax for the three months ended September 30, 2001.

         Refined product revenues decreased $50.0 million or 9% due to decreased sales prices and decreased overall sales volumes. Average gasoline prices decreased $1.75 per barrel and average diesel and jet fuel prices decreased $3.14 per barrel and we experienced a 4% overall decrease in sales volumes. Yields of gasoline decreased 4% while yields of diesel and jet fuel decreased 3% in 2002 compared to the same period in 2001. The Cheyenne refinery yields and sales increased in the 2002 quarter, while the El Dorado refinery sales decreased in 2002. The El Dorado refinery sales decreased during 2002 due to operating difficulties during the quarter which resulted in building intermediate inventories and reducing gasoline and diesel yields and sales.

         Other income decreased $1.4 million to a $1.8 million loss in 2002 due to $2.1 million in net losses from the ineffective portion of foreign crude oil hedges and realized and unrealized futures trading net gains on inventories in 2002 compared to a $672,000 net loss on the ineffective portion of foreign crude oil hedges and realized and unrealized futures trading net losses on inventories and/or future production in 2001.

         Refining operating costs increased $1.6 million or less than 1% from 2001 levels due to increases in material, freight and other costs offset by lower refinery operating expenses. Material, freight and other costs increased $4.8 million due to higher average crude costs and more charges and yields this year, and on a per sales barrel basis they increased 6% or $1.50 per barrel in 2002 primarily due to the higher average crude costs, fewer sales volumes and by decreases in both the light/heavy and WTI/WTS crude spreads. The Cheyenne refinery material, freight and other costs of $26.95 per sales barrel increased from $25.03 per barrel in 2001 due to higher average crude oil prices during the quarter this year. The light/heavy spread averaged $3.95 per barrel compared to $6.42 per barrel in the third quarter of 2001. The El Dorado refinery material, freight and other costs of $27.99 per sales barrel increased from $26.60 per barrel due to higher average crude oil prices and fewer sales volumes. Refinery operating expense was $2.75 per barrel in 2002 compared to $2.83 per barrel in 2001. Lower natural gas costs and usage comprised nearly all of the per barrel operating expense decrease with other offsetting positive and negative variances in several categories. The Cheyenne refinery operating expense per barrel decreased $.20 to $2.53 per barrel in 2002 due to increased yields and sales offset by overall higher operating expenses. Cheyenne operating expenses increased in 2002 due to additives and chemicals, environmental, and maintenance costs more than offsetting the reduced natural gas costs. The El Dorado refinery operating expense was $2.86 per sales barrel in 2002 decreasing from the 2001 operating expense per barrel of $2.88 primarily due to lower additive and chemical costs, lower natural gas costs and lower maintenance costs offset by decreased sales volumes.

         Selling and general expenses increased $23,000 or 1% for the three months ended September 30, 2002 compared to the same period in 2001 because of increased engineering consulting services and travel costs offset by decreased salaries and benefits due to bonuses not being accrued this year.

         Depreciation expense increased $644,000 or 10% in the 2002 three-month period as compared to the same period in 2001 because of increases in capital investments, including the El Dorado purchase price adjustment earn-out payment for 2001 paid in early 2002.

         The interest expense decrease of $52,000 or 1% in 2002 was attributable to repurchases of 9-1/8% Senior Notes and 11-3/4% Senior Notes during 2001, offset by more interest expense and fees on the revolving credit facility and less interest income in 2002. Average debt for the three months increased from $222 million in 2001 to $247 million in 2002 due to more borrowings under the revolving credit facility this year.

         Our effective income tax rate for the provision of income taxes for the three months ended September 30, 2002, of 58.5% is greater than our current estimated statutory rate of 38.24% primarily due to one-time adjustments for permanent book versus tax differences and an increase in the state deferred income tax provision due to a revised estimate of state income tax apportionment factors during the third quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the nine months ended September 30, 2002 was $7.1 million compared to $149.4 million net cash provided by operating activities for the nine months ended September 30, 2001. Working capital increases required $13.0 million and $1.4 million of cash flows for the first nine months of 2002 and 2001, respectively. The major uses of working capital during the nine months ended September 30, 2002 were increases in inventory of $59.5 million due to higher crude and other prices as well as higher intermediate inventory volumes and increases in receivables of $16.2 million primarily due to increasing sales prices. The major source of working capital during the nine months ended September 30, 2002 was an increase in crude payables of $65.1 million due to higher crude oil prices and a higher volume of crude purchases.

         At September 30, 2002, we had working capital (current assets less current liabilities) of $103.8 million including $106.7 million of cash and cash equivalents. We also had $53.7 million available under our revolving credit facility.

         Additions to property and equipment in the first nine months of 2002 of $30.0 million increased $15.8 million from the first nine months in 2001, and included the $7.5 million El Dorado earn-out payment accrued as of December 31, 2001. We have reduced our planned total capital expenditures in 2002 down to approximately $42.5 million from the previously announced $54 million. The planned total capital expenditure amount includes $35.0 million of 2002 additions and the 2001 El Dorado earn-out payment. The reduction primarily applies to the previously announced heavy crude oil expansion and coker expansion projects at the El Dorado refinery. Due to anticipated cost and expected market conditions we are currently reevaluating the economics of the proposed heavy crude oil expansion and the timing of the proposed coker expansion. If the decision to cancel the heavy crude oil expansion project had been made as of September 30, 2002, $2.4 million currently recorded as capital expenditures would have been expensed.

         Dividends of $3.9 million were paid to shareholders during the first nine months of 2002. These dividends of $.05 per share were declared in December 2001, March 2002 and June 2002, and were paid on January 14, 2002, April 15, 2002 and July 16, 2002, respectively. Our Board of Directors also declared dividends of $.05 per share, payable on October 14, 2002 to shareholders of record on September 27, 2002. The cash required for this dividend is approximately $1.3 million.

         During the first nine months of 2002 we have not purchased any additional common stock under our previously announced programs authorized by our Board of Directors to repurchase up to six million shares to be held as treasury shares. Through December 2001, 4,367,366 shares of common stock had been purchased or committed to purchase under these programs. During the first nine months of 2002 we did however acquire 19,041 shares of stock from employees to cover their withholding taxes on shares of restricted stock which vested during this period.

         Our revolving credit facility was amended, effective September 23, 2002, to allow for capital expenditures of up to $35 million cash in any calendar year in addition to any El Dorado earn-out payments required and to modify the financial covenant requirement related to earnings. We are in compliance with the financial covenants, as amended, as of September 30, 2002.

         We continue to carefully review opportunities to grow by acquisition in our business. If we are able to identify an appropriate acquisition opportunity we may raise capital in the form of debt or equity or a combination of both. However, no assurance can be given that we will be successful in our acquisition activities.

MARKET RISKS

         Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are very sensitive to changes in energy prices. Major shifts in the cost of crude oil, and the prices of refined products and natural gas can result in large changes in the operating margin from refining operations. These prices also determine the carrying value of the refineries' inventories.

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

         Other revenues for the nine months ended September 30, 2002 includes $1.2 million realized gains on the ineffective portion of fair value hedges on crude oil cargos and $2.6 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended September 30, 2002 includes $2.1 million realized and unrealized net losses on derivative contracts accounted for using mark-to- market accounting. The ineffective portion of foreign crude oil hedges arises primarily from changes in the shape of the forward futures price curve.

         During the nine months ended September 30, 2002, we had the following derivative activities which were accounted for as hedges:

  At September 30, 2002 we had no open derivative contracts to hedge against price changes on foreign crude oil purchase commitments. During the nine months ended September 30, 2002 we closed out contracts to hedge foreign crude purchases and realized net losses of $9.0 million, of which $10.2 million increased crude costs and $1.2 million income was reflected in other revenues for the ineffective portion of those hedges. These contracts were accounted for as fair value hedges.
  In March 2002 we entered into price swaps on natural gas for the purpose of hedging approximately 50% of the refineries’ anticipated usage against natural gas price increases for April 2002 through December 2002. These contracts were accounted for as cash flow hedges. One group of contracts to hedge natural gas costs at our El Dorado Refinery averaged 300,000 MMBTU per month at an average price of $3.34 per MMBTU (Panhandle). A second group of contracts to hedge natural gas costs at our Cheyenne Refinery averaged 112,222 MMBTU per month at an average price of $2.84 per MMBTU (CIG). The April and May contracts resulted in net realized gains totaling $33,000 and were recorded into refining operating costs. Due to natural gas market conditions, we made a decision in May to close out the remaining June through December contracts resulting in a net gain of $393,000. The realized gains or losses were recorded in other comprehensive income (equity account), net of tax. The pretax realized gains or losses are being reclassified into refining operating costs and out of other comprehensive income based on the month when the corresponding natural gas is being purchased. During June 2002, gains of $29,000 were reclassified from other comprehensive income into earnings as a reduction of refinery operating expenses. During the quarter ended September 30, 2002, pretax gains of $207,000 were reclassified from other comprehensive income into earnings as a reduction of refinery operating expenses. As of September 30, 2002 we had remaining realized pretax net gains of $157,000 recorded in other comprehensive income related to these positions. These gains and losses will be reclassified into earnings by December 31, 2002.

         During the nine months ended September 30, 2002 we had the following derivative activities which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are reflected in other revenues:

  As of September 30, 2002 we had open derivative contracts on 382,000 barrels of crude oil to hedge butane inventory builds at the El Dorado Refinery anticipated to be drawn down during the fourth quarter of 2002. As of September 30, 2002, we had recorded unrealized losses on these open positions of $938,000. We had recorded realized losses on similar position of $515,000 through September 30, 2002.
  We had open derivative contracts at September 30, 2002 on 36,000 barrels of crude oil to hedge excess gas oil inventory at our Cheyenne Refinery anticipated to be drawn down during the fourth quarter of 2002. As of September 30, 2002, we had recorded net unrealized losses on these open positions of $21,000. We had recorded realized losses through September 30, 2002 of $241,000 on similar positions to hedge gas oil inventory drawn down during the third quarter.
  As of September 30, 2002 we had open derivative contracts on 203,000 barrels of crude oil to hedge excess naptha inventory at the El Dorado Refinery anticipated to be drawn down in the fourth quarter of 2002. As of September 30, 2002, we had recorded unrealized losses on these open positions of $188,000. We had recorded realized losses through September 2002 of $710,000 on similar positions to hedge naptha inventory during the third quarter of 2002.
  We had open derivative contracts at September 30, 2002 on 280,000 barrels of crude oil to hedge excess gas oil inventory at the El Dorado Refinery anticipated to be drawn down during the fourth quarter of 2002. As of September 30, 2002, we had recorded net unrealized losses on these open positions of $94,000.

REFINING OPERATING STATISTICAL INFORMATION

Consolidated:

                                                                 Nine Months Ended        Three Months Ended
                                                                    September 30,            September 30,
                                                               ---------------------    ----------------------
                                                                 2002         2001         2002          2001
                                                               -------      --------     --------      -------

Raw material input (bpd)
     Light crude                                                 37,037       31,812       48,083       34,545
     Heavy and intermediate crude                               109,520      112,397      102,972      118,474
     Other feed and blend stocks                                 17,749       15,331       19,336       16,859
                                                              ---------    ---------    ---------    ---------
         Total                                                  164,306      159,540      170,391      169,878

Manufactured product yields (bpd)
     Gasoline                                                    81,303       76,716       79,779       83,506
     Diesel and jet fuel                                         52,861       51,849       53,101       54,578
     Asphalt                                                      7,341        6,644        8,730       10,374
     Chemicals (1)                                                  189        1,531          599        1,351
     Other                                                       19,346       19,900       25,924       16,227
                                                              ---------    ---------    ---------    ---------
         Total                                                  161,040      156,640      168,133      166,036

Total product sales (bpd)
     Gasoline                                                    88,770       81,688       88,264       90,198
     Diesel and jet fuel                                         53,105       51,406       53,266       53,812
     Asphalt                                                      7,755        7,291       10,756       11,047
     Chemicals (1)                                                  283        1,544          379        1,481
     Other                                                       13,466       15,728       14,085       17,743
                                                              ---------    ---------    ---------    ---------
         Total                                                  163,379      157,657      166,750      174,281

Operating margin information (per sales bbl)
     Average sales price                                      $  28.76     $   35.43    $   31.84    $   33.58
     Raw material, freight and other costs (2)                   24.69         27.20        27.65        26.15
                                                              --------     ---------    ---------    ---------
         Product spread                                           4.07          8.23         4.19         7.43
     Refinery operating expenses, excl depreciation               2.94          3.36         2.75         2.83
     Depreciation                                                  .45           .43          .45          .39
                                                              --------     ---------    ---------    ---------
         Operating margin                                     $    .68     $    4.44    $     .99    $    4.21

Average West Texas Intermediate
     crude oil price at Cushing, OK                           $  25.39     $   28.08    $   28.52    $   27.03

Average sales price (per sales bbl)
     Gasoline                                                 $  32.38     $   39.84    $   35.84    $   37.59
     Diesel and jet fuel                                         28.83         36.69        32.52        35.66
     Asphalt                                                     21.19         22.55        22.97        24.09
     Chemicals (1)                                               42.25         71.88        48.94        62.36
     Other                                                        8.72         10.85        10.51        10.38

(1) During the 1st quarter of 2002, the process of shutting down the petro-chemical complex at El Dorado began and we discontinued the production of phenol and acetone and began producing and selling benzene.
(2) Utilizing FIFO inventory accounting.

REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:

                                                                 Nine Months Ended        Three Months Ended
                                                                   September 30,             September 30,
                                                               ---------------------     ---------------------
                                                                2002          2001         2002          2001
                                                              --------      --------     --------      -------

Raw material input (bpd)
     Light crude                                                  3,889        3,565        4,082        3,999
     Heavy crude                                                 36,845       34,834       40,292       38,527
     Other feed and blend stocks                                  4,601        4,649        5,570        5,212
                                                              ---------    ---------    ---------    ---------
         Total                                                   45,335       43,048       49,944       47,738

Manufactured product yields (bpd)
     Gasoline                                                    17,416       16,774       19,962       17,300
     Diesel                                                      12,952       12,825       13,326       12,826
     Asphalt                                                      7,341        6,644        8,730       10,374
     Other                                                        6,252        5,775        6,780        6,059
                                                              ---------    ---------    ---------    ---------
         Total                                                   43,961       42,018       48,798       46,559

Total product sales (bpd)
     Gasoline                                                    23,731       21,295       26,220       22,543
     Diesel                                                      12,979       12,188       13,414       11,702
     Asphalt                                                      7,755        7,291       10,756       11,047
     Other                                                        4,206        4,095        4,524        4,018
                                                              ---------    ---------    ---------    ---------
         Total                                                   48,671       44,869       54,914       49,310

Operating margin information (per sales bbl)
     Average sales price                                      $  28.97         35.07    $   31.74    $   33.14
     Raw material, freight and other costs (1)                   24.44         25.70        26.95        25.03
                                                              --------     ---------    ---------    ---------
         Product spread                                           4.53          9.37         4.79         8.11
     Refinery operating expenses, excl depreciation               3.11          3.16         2.53         2.73
     Depreciation                                                  .83           .83          .77          .75
                                                              --------     ---------    ---------    ---------
         Operating margin                                     $    .59     $    5.38    $    1.49    $    4.63

Light/heavy crude spread (per bbl)                            $   3.74     $    7.39    $    3.95    $    6.42

Average sales price (per sales bbl)
     Gasoline                                                 $  34.57     $   42.21    $   38.06    $   39.65
     Diesel                                                      30.63         39.18        34.31        37.42
     Asphalt                                                     21.19         22.55        22.97        24.09
     Other                                                        6.65          8.01         8.30         9.04

(1) Utilizing FIFO inventory accounting.

REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:

                                                                 Nine Months Ended        Three Months Ended
                                                                   September 30,             September 30,
                                                              ----------------------    ----------------------
                                                                2002          2001        2002           2001
                                                              --------      --------    --------       -------
Raw material input (bpd)
     Light crude                                                 33,148       28,246       44,001       30,546
     Heavy and intermediate crude                                72,675       77,563       62,680       79,948
     Other feed and blend stocks                                 13,148       10,682       13,767       11,647
                                                              ---------    ---------    ---------    ---------
         Total                                                  118,971      116,491      120,448      122,141

Manufactured product yields (bpd)
     Gasoline                                                    63,886       59,942       59,817       66,206
     Diesel and jet fuel                                         39,909       39,024       39,774       41,752
     Chemicals (1)                                                  189        1,531          599        1,351
     Other                                                       13,095       14,125       19,144       10,168
                                                              ---------    ---------    ---------    ---------
         Total                                                  117,079      114,622      119,334      119,477

Total product sales (bpd)
     Gasoline                                                    65,039       60,393       62,044       67,655
     Diesel and jet fuel                                         40,126       39,218       39,852       42,110
     Chemicals (1)                                                  283        1,544          379        1,481
     Other                                                        9,260       11,633        9,561       13,725
                                                              ---------    ---------    ---------    ---------
         Total                                                  114,708      112,788      111,836      124,971

Operating margin information (per sales bbl)
     Average sales price                                      $  28.67     $   35.58    $   31.89    $   33.75
     Raw material, freight and other costs (2)                   24.80         27.80        27.99        26.60
                                                              --------     ---------    ---------    ---------
         Product spread                                           3.87          7.78         3.90         7.15
     Refinery operating expenses, excl depreciation               2.86          3.44         2.86         2.88
     Depreciation                                                  .29           .27          .29          .25
                                                              --------     ---------    ---------    ---------
         Operating margin                                     $    .72     $    4.07    $     .75    $    4.02

WTI/WTS crude spread (per bbl)                                $   1.24     $    3.39    $     .97    $    2.68

Average sales price (per sales bbl)
     Gasoline                                                 $  31.59     $   39.00    $   34.90    $   36.91
     Diesel and jet fuel                                         28.24         35.92        31.92        35.17
     Chemicals (1)                                               42.25         71.88        48.94        62.36
     Other                                                        9.65         11.85        11.55        10.77

(1) During the 1st quarter of 2002, the process of shutting down the petro-chemical complex at El Dorado began and we discontinued the production of phenol and acetone, and began producing and selling benzene.
(2) Utilizing FIFO inventory accounting.

ITEM 4.  CONTROLS AND PROCEDURES

         We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and Executive Vice-President - Finance & Administration, Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our Chairman of the Board, President and Chief Executive Officer and Executive Vice-President - Finance & Administration concluded that our disclosure controls and procedures are effective.

         There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(a) Exhibits

10.1 - Sixth Amendment to the Guaranty of the Revolving Credit Agreement dated September 23, 2002 among Frontier Oil and Refining Company, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and BNP Paribas, as syndication agent and lead arranger.

10.2 - Crude Oil Supply Agreement dated October 15, 2002 between Baytex Energy Ltd. and Frontier Oil and Refining Company.

99.1 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 - Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

A report on Form 8-K was filed on August 1, 2002. This report included Item 9 for Regulation FD Disclosure.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FRONTIER OIL CORPORATION

By:	/s/ Nancy J. Zupan ————————————— Nancy J. Zupan Vice President - Controller (principal accounting officer)

Date: October 30, 2002

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Gibbs, Chairman of the Board, President and Chief Executive Officer of Frontier Oil Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Frontier Oil Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;rcumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 30, 2002

/s/ James R. Gibbs James R. Gibbs Chairman of the Board, President and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Julie H. Edwards, Executive Vice-President - Finance & Administration, Chief Financial Officer of Frontier Oil Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Frontier Oil Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;rcumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

4.	The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 30, 2002

/s/ Julie H. Edwards Julie H. Edwards Executive Vice-President - Finance & Administration, Chief Financial Officer