Form 10-K
period 2002-12-31
FRONTIER OIL CORP /NEW/
filed 2003-03-04
CIK 110430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: December 31, 2002
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from . . . .to . . . .

Commission File Number: 1-7627

FRONTIER OIL CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	74-1895085
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10000 Memorial Drive, Suite 600	77024-3411
Houston, Texas	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (713) 688-9600

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock	New York Stock Exchange

9-1/8% Senior Notes, due 2006	New York Stock Exchange

11¾% Senior Notes, due 2009

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

Yes [X]   No . . .

Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.{X}

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes [X]   No . . .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $343.5 million.

The number of shares of common stock outstanding as of February 28, 2003 was 26,144,115.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2002 are incorporated by reference into Item 1 of Part I and Items 6 through 8 of Part II.

Portions of the Annual Proxy Statement for the year ended December 31, 2002 are incorporated by reference into Items 10 through 13 of Part III.

FORWARD-LOOKING STATEMENTS

      This Form 10-K contains forward-looking statements, which include, among other things, statements regarding (1) projections of revenues, earnings, earnings per share, capital expenditures or other financial items, (2) statements of plans and objectives for future operations, including acquisitions, (3) statements of future economic performance, or (4) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. These forward-looking statements can generally be identified by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “budget,” “forecast,” “will,” “could,” “should,” “may,” and similar expressions.

      The ultimate accuracy of forward-looking statements is subject to a wide range of business risks and changes in circumstances, and actual results and outcomes often differ from expectations. Important factors that could cause our actual results to differ materially from estimates or projections contained in forward-looking statements include, among others:

•	the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks, refined products and natural gas;
•	actions of our customers and competitors;
•	changes in the cost and availability of pipelines and other means of transporting feedstocks and products;
•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;
•	execution of planned capital projects;
•	weather conditions affecting our operations or the areas in which our products are marketed;
•	political developments in foreign countries;
•	the conditions of the capital markets and equity markets during the periods covered by the forward looking statements;
•	terrorist acts, earthquakes or other natural disasters affecting operations;
•	adverse rulings, judgments or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves; and
•	adverse changes in the credit ratings assigned to our trade credit.

      Our forward-looking statements are based on assumptions that we believe to be reasonable but that may not prove to be accurate. All forward-looking information is, therefore, subject to risks and uncertainties that could cause actual results to differ materially from the results expected. We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K, or to reflect the occurrence of unanticipated events.

PART I

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

Overview

        We are an independent energy company engaged in crude oil refining and the wholesale marketing of refined petroleum products. We operate refineries in Cheyenne, Wyoming and in El Dorado, Kansas with a total crude oil capacity of over 156,000 barrels per day. Both of our refineries are complex refineries, which means that they can process heavier, less expensive types of crude oil and still produce a high percentage of gasoline, diesel fuel and other high margin refined products. We focus our marketing efforts in the Rocky Mountain region and the Plains States, which we believe are among the most attractive refined products markets in the United States.

        Cheyenne Refinery. Our Cheyenne refinery has a permitted crude capacity of 46,000 barrels per day. We market its refined products primarily in the eastern slope of the Rocky Mountain region, which encompasses eastern Colorado (including the Denver metropolitan area), eastern Wyoming and western Nebraska. The Cheyenne refinery has a coking unit, which allows the refinery to process up to 100% heavy crude oil for use as a feedstock. This ability to process heavy crude oil lowers our crude oil supply costs because heavy crude oil is generally less expensive than lighter types of crude oil. For the year ended December 31, 2002, heavy crude oil constituted approximately 90% of the Cheyenne refinery’s total crude oil charge. For the year ended December 31, 2002, the Cheyenne refinery’s product mix included gasoline (40%), diesel fuel (30%) and asphalt and other refined petroleum products (30%).

        El Dorado Refinery. The El Dorado refinery, acquired on November 16, 1999 from Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”), is one of the largest refineries in the Plains States and the Rocky Mountain region, with a crude capacity of 110,000 barrels per day. The El Dorado refinery can select from many different types of crude oil because of its direct access to the Cushing, Oklahoma hub which is connected by pipeline to the Gulf Coast. This access, combined with the El Dorado refinery’s complexity, gives it the flexibility to refine a wide variety of crude oils. In connection with our acquisition of the El Dorado refinery in late 1999, we entered into a 15-year refined product offtake agreement for gasoline and diesel production at this refinery with Equiva Trading Company (“Equiva”), an affiliate of Shell Oil Company. In 2002 Equiva assigned this offtake agreement to Shell. The offtake agreement also provides for Shell to purchase all jet fuel production from the El Dorado refinery for five years through 2004. The offtake agreement will allow us to maximize the operating efficiency of the El Dorado refinery during the initial years of our ownership. As our commitments to Shell under the refined product offtake agreement decline over the first ten years, we intend to market an increasing portion of the El Dorado refinery’s gasoline and diesel in the same markets in which Shell currently sells the El Dorado refinery’s production, primarily the Denver and Kansas City metropolitan areas. For the year ended December 31, 2002, the El Dorado refinery’s product mix included gasoline (57%), diesel and jet fuel (35%) and chemicals and other refined petroleum products (8%).

Refining Operations

        Varieties of Crude Oil. Traditionally, crude oil has been classified as (1) sweet (if sulfur content is low) or sour (if sulfur content is high), (2) light (if gravity is high) or heavy (if gravity is low) and (3) intermediate (if gravity or sulphur content is in between). For the most part, heavy crude oil tends to be sour and light crude oil tends to be sweet. When refined, light crude oil produces a higher yield of higher margin refined products such as gasoline, diesel and jet fuel and as a result, is more expensive than heavy crude oil. In contrast, heavy crude oil produces more low margin by-products and heavy residual oils. The discount at which heavy crude oil sells compared to the sales price of light crude oil is known in the industry as the light/heavy spread. Coking units, such as the ones used by our refineries, can process certain by-products and heavy residual oils to produce additional volumes of gasoline and diesel, thus increasing the aggregate yield of higher margin refined products from the same initial volume of crude oil.

         Products. The Cheyenne and El Dorado refineries are both complex refineries. Refineries are frequently classified according to their complexity, which refers to the number, type and capacity of processing units at the refinery. Each of our refineries possesses a coking unit which provides substantial upgrading capacity. Upgrading capacity refers to the ability of a refinery to produce high yields of high margin refined products such as gasoline and diesel despite processing significant volumes of heavy and intermediate crude oil. In contrast, in order to produce high yields of gasoline and diesel, refineries with low upgrading capacity must process primarily sweet crude oil. Some low complexity refineries may be capable of processing heavy and intermediate crude oil, but they will produce large volumes of by-products and heavy residual oils. The Cheyenne and El Dorado refineries have high upgrading capacity relative to other refineries in the Plains States and Rocky Mountain region. Because gasoline, diesel and jet fuel sales generally achieve higher margins than are available on other refined products, we expect that these products will continue to make up the bulk of our production.

        In addition to its petroleum refining operations, the El Dorado refinery includes a small petro-chemical complex. The primary products of the petro-chemical processes are phenol and acetone, the chemical building blocks for sandpaper adhesive, rubber belts, fiberglass insulation, high-impact plastics, plywood adhesive, medicines, cosmetics and other useful everyday items. Demand for petro-chemical products has been on a decline. Due to reduced demand and weak prices, we shut down certain aspects of the petro-chemical complex in 2002, discontinued the production of phenol and acetone, and began producing and selling benzene. The remaining hydrocarbon streams are being used as feed in other process units.

         Marketing and Distribution.

        Cheyenne Refinery. The primary market for the Cheyenne refinery’s refined products is the eastern slope area of the Rocky Mountain region, which includes Colorado and Wyoming. For the year ended December 31, 2002, we sold approximately 81% of the Cheyenne refinery’s gasoline sales volumes in Colorado and 8% in Wyoming. For the year ended December 31, 2002, we sold approximately 43% of the Cheyenne refinery’s diesel sales volumes in Colorado and 45% in Wyoming. Because of the location of the Cheyenne refinery, we are able to sell a significant portion of its diesel product from a truck rack at the refinery, eliminating any transportation costs. The gasoline and remaining diesel produced by this refinery are primarily shipped via pipeline to terminals for distribution by truck or rail. Pipeline shipments from the Cheyenne refinery are handled mainly by the Kaneb pipeline, serving Denver and Colorado Springs, Colorado, and the Continental pipeline, serving Sidney, Nebraska.

        We sell refined products from our Cheyenne refinery to a broad base of independent retailers, jobbers and major oil companies. Refined product prices are determined by local market conditions at distribution centers known as “terminal racks.” The customer at a terminal rack typically supplies his own truck transportation. Prices at the terminal rack are posted daily by sellers. In the year ended December 31, 2002, approximately 72% of the Cheyenne refinery’s sales were made to its 25 largest customers. Occasionally, marketing volumes exceed the refinery’s production capabilities and in those instances, we purchase product in the spot market as needed.

        El Dorado Refinery. The primary markets for the El Dorado refinery’s refined products are Colorado and the Plains States, which include the Kansas City metropolitan area. The gasoline, diesel and jet fuel produced by the El Dorado refinery are primarily shipped via pipeline to terminals for distribution by truck or rail. Pipeline shipments from the El Dorado refinery are handled mainly by the Kaneb pipeline serving the northern Plains States, the Chase pipeline serving Denver, Colorado; the Williams pipeline serving Kansas City, Carthage, Missouri and Des Moines, Iowa, and the KCPL pipeline, serving Kansas City.

        In connection with our late 1999 refinery acquisition we entered into a 15-year refined product offtake agreement with Shell, as previously discussed. For the year ended December 31, 2002, Shell was the El Dorado refinery’s largest customer. Under the agreement, Shell will purchase gasoline, diesel and jet fuel produced by the El Dorado refinery at market-based prices. Initially, Shell purchased substantially all of the El Dorado refinery’s production of these products. Beginning in 2000, we retained and marketed a portion of the refinery’s gasoline and diesel production. This portion will increase 5,000 barrels per day each year for ten years, beginning at 5,000 barrels per day in 2000 rising to 50,000 barrels per day in 2009 and remaining at that level through the term of the agreement. Shell will continue to purchase all jet fuel production for the first five years of the agreement through 2004, but thereafter, we can market all of the El Dorado refinery’s jet fuel production. The agreement will allow us to focus on maximizing the operating efficiency of our El Dorado refinery during the initial years of our ownership. As our sales to Shell under this agreement decrease, we intend to sell the gasoline and diesel produced by the El Dorado refinery in the same markets as Shell currently does, as described above.

         Competition.

        Cheyenne Refinery. The most competitive market for the Cheyenne refinery is the Denver metropolitan area. Other than the Cheyenne refinery, four principal refineries serve the Denver market: a 65,000 barrel per day refinery near Rawlins, Wyoming and a 22,000 barrel per day refinery in Casper, Wyoming, both owned by Sinclair Oil Company, a 28,000 barrel per day refinery in Denver owned by Valero; and a 58,000 barrel per day refinery in Denver owned by Conoco Phillips. Five product pipelines also supply Denver, including three from outside the region that enable refined products from other regions to be sold in the Denver market. Refined products shipped from other regions bear the burden of higher transportation costs.

        The Valero and Conoco Phillips refineries located in Denver have lower product transportation costs in servicing the Denver market than we do. However, the Cheyenne refinery has lower crude oil transportation costs because of its proximity to the Guernsey, Wyoming hub, the major crude oil pipeline hub in the Rocky Mountain region, and our ownership interest in the Centennial pipeline, which runs from Guernsey to the Cheyenne refinery. Moreover, unlike Sinclair, Valero and Conoco Phillips, we only sell our products to the wholesale market. We believe that this commitment to the wholesale market gives us a customer relations advantage over our principal competitors in the Eastern Slope area, all of which also have retail outlets, because we are not in direct competition with independent retailers of gasoline and diesel.

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

         Crude Oil Supply.

        Cheyenne Refinery. In the year ended December 31, 2002, we obtained approximately 37% of the Cheyenne refinery’s crude oil charge from Wyoming, 54% from Canada and 9% from Colorado. During the same period, heavy crude oil constituted approximately 90% of the Cheyenne refinery’s total crude oil charge. Cheyenne is 88 miles southwest of Guernsey, Wyoming, the main hub and crude oil trading center for the Rocky Mountain region. During 2001, an additional tank was added at Guernsey for heavy crude oil storage, with another expected to be completed in 2003. We transport up to 25,000 barrels per day of crude oil from Guernsey to the Cheyenne refinery through the Centennial pipeline. Additional crude oil volumes are transported on an alternative common carrier pipeline. Ample quantities of heavy crude oil are available at Guernsey, including both locally produced Wyoming general sour and imported Canadian heavy crude oil, which is supplied by the Express/Platte and the eastern corridor pipeline system including the Wascana, Poplar and Butte pipelines. The Cheyenne refinery’s ability to process up to 100% heavy crude oil feedstocks gives us a distinct advantage over the four other Eastern Slope refineries, none of which has the necessary upgrading capacity to process high volumes of heavy crude oil. Upgrading capacity is the ability to produce a higher yield of higher margin refined products, such as gasoline and diesel, than would otherwise be possible using heavy crude oil feedstock.

        We purchase crude oil for the Cheyenne refinery from a number of suppliers, including major oil companies, marketing companies and large and small independent producers, under arrangements which contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year and are subject to periodic renegotiation. In October 2002, we entered into a five-year crude oil supply agreement with Baytex Energy Ltd., a Canadian crude oil producer. On November 28, 2002 Baytex Energy Ltd. assigned this agreement to its wholly owned subsidiary, Baytex Marketing Ltd. This agreement, effective January 1, 2003, provides for the purchase of up to 20,000 barrels per day of a Lloydminster crude oil blend, a heavy Canadian crude. Initially, we will receive 9,000 barrels per day, increasing up to 20,000 barrels per day by October 2003. This type of crude oil typically sells at a discount to lighter crude oils. Our price for the crude oil under the agreement will be equal to 71% of the simple average of the near month settlement prices of the NYMEX light sweet crude oil contracts during the month of delivery, plus the cost of transportation based on the pipeline tariff from Hardisty, Alberta to Guernsey, Wyoming, less $0.25 per barrel. The initial term of the agreement is through December 31, 2007. This agreement provides a firm source of heavy Canadian crude and also assigns most of our dedicated capacity through the Express Pipeline.

        El Dorado Refinery. In the year ended December 31, 2002, we obtained approximately 59% of the El Dorado refinery’s crude oil charge from Texas, 20% from Kansas, 8% from Latin America, 7% from the Middle East and 6% from the North Sea. El Dorado is 125 miles north of Cushing, Oklahoma, the location of a major crude oil hub. The Cushing hub is supplied by the Seaway pipeline, which runs from the Gulf Coast; the Basin pipeline, which runs through Wichita Falls from West Texas; and the Mobil pipeline, which originates at the Gulf Coast and connects to the Basin pipeline at Wichita Falls. The Osage pipeline runs from Cushing to El Dorado and transported approximately 80% of our crude oil charge during the year ended December 31, 2002. The remainder of our crude oil charge is transported to the El Dorado refinery through Kansas gathering system pipelines.

        We have a foreign crude oil supply agreement with Shell which expires April 2003. Under this agreement, we may purchase crude oil for the El Dorado Refinery from Shell, although we are not obligated to do so. We are obligated to pay monthly installments towards an annualized commitment fee to Shell for making foreign crude volumes available to us under this agreement based on a per barrel fee for crude purchased under this agreement. This agreement allows us to use Shell’s worldwide network to acquire foreign crude oil. In the event that the crude supply agreement is not renewed, we will purchase all of our crude oil charge from various third parties and will continue to rely primarily on the Cushing hub and the Osage pipeline to supply crude oil to the El Dorado refinery.

        Refinery Maintenance. Each of the operating units at our refineries requires regular maintenance and repair shutdowns (referred to as “turnarounds”) during which the unit is not in operation. Turnaround cycles vary for different units but are generally required every one to five years. In general, turnarounds at our refineries are managed so that some units continue to operate while others are down for scheduled maintenance. We also plan to coordinate operations by staggering turnarounds at the two refineries. Maintenance turnarounds are implemented using our regular personnel as well as some additional contract labor. Turnaround work typically proceeds on a continuous 24-hour basis to minimize unit downtime. We accrue for our turnaround costs. We normally schedule our maintenance turnaround work during the spring or fall of each year. When we perform a turnaround, we build product inventories prior to the turnaround to minimize the impact of the turnaround on our sales of refined products. We have major turnaround work scheduled at our El Dorado refinery during March and April 2003. Turnaround work is scheduled at our Cheyenne Refinery in the fall of 2003.

        Safety and Lost Time Accidents. We are subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state occupational safety statutes. We believe that we have operated in substantial compliance with OSHA requirements, including general industry standards, record keeping and reporting, hazard communication and process safety management. The nature of our business may result from time to time in industrial accidents. It is possible that changes in safety and health regulations or a finding of non-compliance with current regulations could result in additional capital expenditures or operating expenses.

        Both refineries continued to experience OSHA recordable rates during 2002 that are greater than the national average for petroleum refineries. The behavioral safety program initiated in 2000 at the Cheyenne refinery has reversed the negative trend that had developed, but the results have not been as successful as expected. Frontier is very appreciative of the many employees at all levels of the organization who have made the behavioral safety program a personal success. Frontier continues to be committed to our behavioral safety program at Cheyenne because an individual behavioral approach changes the safety culture of the entire workforce, but will initiate in 2003 a more robust and aggressive management driven safety program to run parallel with the behavioral safety program. Frontier is determined to improve the safety record at the Cheyenne refinery and plans to devote additional resources to operate both safety programs.

        While the safety record of the El Dorado refinery improved last year and is much better than the Cheyenne refinery, it is also above the national average for similar facilities. The employees and management dedicated their efforts to a balanced safety program that combines individual behavioral elements in a safety-coaching environment with very structured management driven programs to improve the safety of the facility and the operating procedures. The objective is a safe working environment for employees who know how to work safely. Frontier is determined to develop a culture based on safety. The operating plans and budgets for 2003 reflect our continued push for safety.

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

        Our operations and many of the products we manufacture are specifically subject to certain requirements of the Clean Air Act (“CAA”) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at our refineries during the next several years. Subsequent rule making authorized by the CAA or similar laws or new agency interpretations of existing rules, may necessitate additional expenditures in future years. The Environmental Protection Agency (“EPA”) recently embarked on a Petroleum Refining Initiative (“Initiative”) alleging industry-wide noncompliance with certain rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. We have been contacted by the EPA and invited to meet with them to hear more about the Initiative. At this time, we do not know how or if the Initiative will affect the Company. We have, however, recently determined that over the next three years, expenditures totaling approximately $10 million may be necessary to further reduce emissions from our refineries’ flare systems. Because other refineries will likely be required to make similar expenditures, we do not expect such expenditures to materially adversely impact our competitive position.

        The CAA may authorize the EPA to require modifications in the formulation of the refined transportation fuel products we manufacture in order to limit the emissions associated with their final use. For example, on December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations require the phase-in of gasoline sulfur standards beginning in 2004 and continuing through 2008, with special provisions for refiners serving those Western states exhibiting lesser air quality problems and for small business refiners, such as Frontier. Since we qualify as a small business refiner by having 1,500 or fewer employees and a capacity of less than 155,000 barrels per day during the specified pre-2001 baseline years, the Cheyenne and El Dorado refineries may comply with an interim gasoline sulfur standard in 2004 that is based on historic gasoline sulfur levels rather than having to meet the much stricter standard that will be applied to the general industry. Depending on the deadline we choose to comply with the new diesel sulfur limit (see discussion below), we will then have between four and seven additional years to reduce our gasoline sulfur content to the national standard. The total capital expenditures estimated, as of December 31, 2002, to achieve the final gasoline sulfur standard, are approximately $35 million at the Cheyenne refinery and approximately $45 million at the El Dorado refinery. Approximately $7.2 million of the Cheyenne Refinery expenditures had been incurred as of December 31, 2002, an additional $20.8 million is expected to be incurred by early 2004 with the remaining $7 million in 2009 and 2010. The expenditures for the El Dorado refinery are expected to be incurred beginning in 2008 and completed in 2010.

        The EPA recently promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts per million. The current standard is 500 parts-per-million. As a small business refiner, Frontier may choose to comply with the 2006 program and extend our interim gasoline standard by three years (until 2011) or delay the diesel standard by four years (until 2010) and keep our original gasoline sulfur program timing. Although still under deliberation, it is now likely that Frontier will choose to comply with 15 part-per-million highway diesel sulfur standard by June 2006 and extend our small refiner interim gasoline sulfur standards at each of our facilities until 2011. To satisfy a regulatory requirement necessary for the preservation of this compliance option, which is not the same compliance option we anticipated last year, we recently submitted an application for a highway diesel volumetric baseline to the EPA. As of December 31, 2002, capital costs for diesel desulfurization are estimated to be approximately $5 million for Cheyenne and $56 million for El Dorado. The Cheyenne Refinery expenditures are currently expected to be committed beginning in 2005, with the majority to be committed in 2006. Approximately $6 million of the El Dorado Refinery expenditures are currently expected to be committed in 2004 with the remaining $50 million in 2005 and 2006.

        The EPA has recently stated their intent to propose new regulations that will limit emissions from diesel fuel powered engines used in off-road activities such as mining, construction and agriculture. The EPA has also stated their intent to simultaneously limit the sulfur content of diesel fuel used in these engines to facilitate compliance with the new emission standards. The EPA expects to propose the new off-road diesel engine emissions and related fuel sulfur standards early in 2003. It is likely that the new rules will require the off-road diesel fuel sulfur content to be reduced to 500 parts-per-million or less from the current limit of 5000 parts-per-million by 2007. Since a minor portion of the diesel fuel we manufacture at our El Dorado Refinery is sold to the off-road market, these regulations, when promulgated, will likely require certain modifications to the Refinery. The cost associated with such modifications cannot be estimated until the final regulatory limits are known.

        We are aware of public concern regarding possible groundwater contamination resulting from the use of MTBE (methyl tertiary butyl ether) as a source of required oxygen in gasolines sold in specified areas of the country. Gasoline containing a specified amount of oxygen is required by the EPA to be used in those regions that exceed the National Ambient Air Quality Standards for either ozone or carbon monoxide. That oxygen requirement may be satisfied by adding to gasoline any one of many oxygen-containing materials including, among others, MTBE and also ethanol, an oxygen containing compound that is manufactured primarily from “renewable” agricultural products and that has not been shown to exhibit the environmental concerns associated with MTBE. Ethanol serves as an oxygenate, an octane booster and as an extender of gasoline. Through a blending terminal, Frontier currently supplies ethanol “oxygenated” gasoline to the Denver metropolitan area, a region that has historically exceeded the National Ambient Air Quality Standard for carbon monoxide during the winter months, from both our Cheyenne and our El Dorado refineries. Both refineries use only ethanol as the oxygen-containing additive. Under Texaco ownership, the El Dorado refinery used MTBE from 1988 until 1991. In the past, MTBE was occasionally added to a small percentage of gasoline from our Cheyenne refinery at the request of certain customers. Frontier is not aware of any environmental concerns or claims related to the supply, distribution or use of its oxygen additives or oxygenated products.

        Our operations are also subject to the Clean Water Act (“CWA”) and comparable state and local requirements. The CWA and analogous laws prohibit any discharge into surface waters and ground waters except in strict conformance with permits, such as National Pollutant Discharge Elimination System (“NPDES”) permits, issued by federal and state governmental agencies. NPDES permits and analogous water discharge permits are valid for a maximum of five years and must be renewed. In addition, changes in our operations may require us to modify our permits. When permits are modified or renewed, we may be required to update our wastewater treatment facilities to comply with potentially stricter discharge limits.

        We generate wastes that may be subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Some of the disposal methods we used in the past are no longer allowed or are substantially limited. This may cause us to incur additional costs for the disposal of wastes and the maintenance or closure of waste disposal areas. Because other refineries will be required to make similar expenditures, we do not expect such expenditures to materially adversely impact our competitive position.

        The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our historical operations, as well as in our current ordinary operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund.

        In 1997, we completed the divestiture of our former oil and gas properties and assets. While the transactions that conveyed these properties and assets to new owners were intended to transfer any attendant environmental liabilities to the new owners, we cannot assure you that we will never be subject to liability for any former activity respecting the divested oil and gas properties. Prior to the divestiture, we were named as a potentially responsible party (“PRP”) under CERCLA at the Gulf Coast Vacuum Services Superfund Site located in Vermilion Parish, Louisiana. We have entered into a consent decree resolving our liabilities as a PRP at this Superfund site. We believe that any future liabilities related to this site will not have a material adverse effect on our financial condition. We also believe that any liability relating to our historical practices respecting the oil and gas properties will not have a material adverse effect on our financial condition, results of operations or business.

        As is the case with all companies engaged in similar industries, we face potential exposure from future claims and lawsuits involving environmental matters. The matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which we manufactured, handled, used, released or disposed of.

        Cheyenne Refinery. We are party to an agreement with the State of Wyoming requiring the investigation and possible eventual remediation of certain areas of the Cheyenne refinery’s property which may have been impacted by past operational activities. Prior to this agreement, we addressed tasks required under a consent decree entered by the Wyoming State District Court on November 28, 1984 and involving the State of Wyoming, the Wyoming Department of Environmental Quality (“WDEQ”) and the predecessor owners of the Cheyenne refinery. This action primarily addressed the threat of groundwater and surface water contamination at the Cheyenne refinery. As a result of these investigative efforts, substantial capital expenditures and remediation of conditions found to exist have already taken place or are in progress. Additionally, the EPA issued an administrative consent order with respect to the Cheyenne refinery on September 24, 1990 pursuant to RCRA. Among other things, this order required a technical investigation of the Cheyenne refinery to determine if certain areas have been adversely impacted by past operational activities. Based upon the results of the investigation, additional remedial action could be required by a subsequent administrative order or permit.

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

        El Dorado Refinery. The El Dorado refinery is subject to a 1988 consent order with the Kansas Department of Health and the Environment (“KDHE”). This order, including various subsequent modifications, requires the refinery to continue the implementation of a groundwater management program with oversight provided by the KDHE Bureau of Environmental Remediation. More specifically, the refinery must continue to operate the hydrocarbon recovery well systems and containment barriers at the site and conduct sampling from monitoring wells and surface water stations. Quarterly and annual reports must also be submitted to the KDHE. The order requires that remediation activities continue until KDHE-established groundwater criteria or other criteria agreed to by the KDHE and the refinery are met. Subject to the terms of the purchase and sale agreement, Shell will be responsible for the costs of continued compliance with this order.

        The most recent National Pollutant Discharge Elimination System (“NPDES”) permit issued to the El Dorado refinery requires, in part, the preparation and submittal of an engineering report identifying certain refinery wastewater treatment plant upgrades necessary to allow routine compliance with applicable discharge permit limits. In accordance with the provisions of the purchase and sale agreement, Shell will be responsible for the first $2 million of any required wastewater treatment system upgrades. If required system upgrade costs exceed this amount, Shell and Frontier will share, based on a sliding scale percentage, up to another $3 million in upgrade costs. Subject to the terms of the purchase and sale agreement, Shell will be responsible for up to $5 million in costs, in addition to Shell’s obligation for the wastewater treatment system upgrade, relating to safety, health and environmental conditions after closing arising from Shell’s operation of the El Dorado refinery that are not covered under a ten-year insurance policy. This insurance policy has $25 million coverage through November 17, 2009 for environmental liabilities, with a $500,000 deductible, and will reimburse us for losses related to all known and some unknown conditions existing prior to our acquisition of the El Dorado refinery. The first phase of wastewater treatment system upgrades was completed in 2001 at a cost of $2.6 million with payment apportioned as described above.

        On August 18, 2000, we entered into a Consent Agreement and Final Order of the Secretary with the KDHE that required the initiation of a wastewater toxicity testing program to commence upon the completion of the wastewater treatment upgrades described above. The Company further agreed to undertake a program designed to identify and remedy any wastewater toxicity non-compliance issues remaining after the first phase of wastewater treatment system upgrades were completed. Wastewater toxicity testing subsequent to the commissioning of the upgrades did not confirm satisfactory, routine compliance with permit limits. As a result, we submitted, and the KDHE approved, a Toxicity Identification and Elimination plan that we believe will facilitate resolution of the remaining wastewater quality concerns. Good progress has since been made toward satisfying the provisions of the Agreement and we expect to meet all applicable requirements.

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

Employees

        At December 31, 2002, we employed approximately 736 full-time employees in the refining operations, 66 of whom were in the Houston and Denver offices, 266 at the Cheyenne refinery, 399 at the El Dorado refinery and 5 at our 50% owned asphalt terminal in Grand Island, Nebraska. The Cheyenne refinery employees include 94 administrative and technical personnel and 172 union members. The El Dorado refinery employees include 126 administrative and technical personnel and 273 union members. The union members at our Cheyenne refinery are represented by seven bargaining units, the largest being the Paper, Allied-Industrial, Chemical and Energy Workers International Union (PACE) and the others being affiliated with the AFL-CIO. At the Cheyenne refinery, our current contract with PACE expires in July 2006 while our current contract with the AFL-CIO affiliated unions expires in June 2009. At the El Dorado refinery, all union members are represented by PACE and our current contract with PACE expires in January 2006.

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

        As of December 31, 2002, we had $208 million principal amount of total consolidated debt, and we may incur other indebtedness in the future, including borrowing under our $175 million credit facility.

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

        The price at which we can sell gasoline and other refined products is strongly influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. However, if crude oil prices increase significantly, our operating margins would fall unless we could pass along these price increases to our customers. From time to time, we purchase forward crude oil supply contracts, have entered into forward product agreements to hedge excess inventories and for the El Dorado refinery, we have hedged our refined product spreads.

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

Our profitability is linked to the light/heavy crude oil price spread, which declined during the first quarter of 2002 and remained low for three quarters in 2002, but began to widen during the fourth quarter. Light/heavy spreads for 2002 were significantly lower than in 2001.

        Our profitability, particularly at the Cheyenne refinery, is linked to the price spread between light and heavy crude oil. We prefer to refine heavy crude oil because it provides a wider refining margin than light crude does. Accordingly, any tightening of the light/heavy spread will reduce our profitability. Crude prices were low at the beginning of 2002 making it uneconomical for companies to produce heavy crude oil, which sells at a discount to light crude. Although crude prices rose gradually during 2002, the light/heavy spread only began to widen again in the fourth quarter. We cannot assure you that crude oil prices will remain at their current levels nor that the light/heavy spread will not decline again.

Downturns in the economy may impact our profitability.

        The profitability of our business is susceptible to downturns in the economy. Overall demand for our products and its profit margins may decline as a direct result of an economic recession, inflation, changes in the price of crude oil, consumer confidence, interest rates or governmental fiscal policy.

Our refineries face operating hazards.

        All of our refining activities currently are conducted at the Cheyenne and El Dorado refineries, which are our principal assets. As a result, our operations are subject to significant interruption and our profitability impacted if either refinery experiences a major accident or fire, is damaged by severe weather or other natural disaster, or otherwise is forced to curtail its operation or shut down. If the Centennial pipeline, which runs from the Guernsey Station to the Cheyenne refinery or the Osage pipeline, which runs from the Cushing, Oklahoma hub to the El Dorado refinery, becomes inoperative, crude oil would have to be supplied to these refineries through an alternative pipeline or from additional tank trucks to the Cheyenne refinery, which could hurt our business and profitability. In addition, despite our safety procedures, a major accident, fire or other event could damage either refinery or the environment or cause personal injuries. Although we maintain business interruption, property and other insurance against these risks in amounts that we believe are economically prudent, if either refinery experiences a major accident or fire or an interruption in supply or operations, our business could be materially adversely affected. In addition, our refineries consist of many processing units, a number of which have been in operation for a long time. Although we schedule down time for repair or “turnaround,” for each unit every one to five years, we cannot assure you that one or more of the units will not require additional, unscheduled turnarounds for unanticipated maintenance or repairs. Scheduled and unscheduled turnarounds could reduce our revenues during the period of time that our units are not operating.

As our commitment to Shell under the refined product offtake agreement declines, we will have to find new customers for the gasoline and diesel fuel produced at the El Dorado refinery. We may not be able to do this successfully.

        In connection with the purchase of the El Dorado refinery in 1999, we entered into a 15-year refined product offtake agreement with Shell. Under this agreement, Shell purchases most of the gasoline and diesel production of the of the El Dorado refinery at market-based prices. Initially, Shell purchased substantially all of the El Dorado refinery’s production of these products. Beginning in 2000, we retained and marketed a portion of the refinery’s gasoline and diesel production. This portion has increased and will continue to increase by 5,000 barrels per day each year for ten years, beginning at 5,000 barrels per day in 2000, rising to 50,000 barrels per day by 2009 and remaining at this level through the term of this agreement. Shell will purchase substantially all gasoline and diesel production in excess of these amounts. The offtake agreement also provides for Shell to purchase all jet fuel production from the El Dorado refinery for five years (through most of 2004). Since we will have to market an increasing portion of the El Dorado refinery’s gasoline and diesel production over the next ten years, as well as jet fuel after 2004, we will have to find new customers for these refined products. These customers may be in markets that we have not previously sold to, and it may be difficult for us to find customers for these products. If we cannot find customers in locations convenient to the El Dorado refinery, our revenues and profits may be reduced.

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

Our operating results are seasonal and generally lower in the first and fourth quarters of the year.

        Demand for gasoline and asphalt products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. As a result, our operating results for the first and fourth calendar quarters are generally lower than for those for the second and third quarters. Diesel demand has historically been more stable because two major east-west truck routes and two major railroads cross one of our principal marketing areas. However, reduced road construction and agricultural work during the winter months does somewhat depress demand for diesel in the winter months.

Our operations involve environmental risks that may require us to make substantial capital expenditures to remain in compliance or that could give rise to material liabilities.

        Our operations are subject to a variety of federal, state and local environmental laws and regulations governing the discharge of pollutants into the air and water, product specifications and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Environmental laws and regulations that affect our operations, processes and margins have become, and are becoming, increasingly stringent. Examples are the CAA Amendments of 1990 and the additional environmental regulations adopted by the EPA and state and local environmental agencies to implement the CCA Amendments. We cannot predict the nature, scope or effect of legislation or regulatory requirements that could be imposed in the future or how existing or future laws or regulations will be administered or interrupted with respect to products or activities to which they have not been previously applied. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies, could adversely affect our financial position and results of operations and could require us to make substantial expenditures. See “Business-Government Regulation-Environmental Matters.”

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

Political, legislative, regulatory, and legal changes may adversely affect operations.

        These actions may include changes in the policies of the Organization of Petroleum Exporting Countries or other developments involving or affecting oil-producing countries. These changes may also include embargoes and internal instability or actions or reactions of the U.S. government in anticipation of, or in response to, such actions.

We may have labor relations issues as some of our employees are represented by unions.

        We believe that our current relations with our employees are good. However, we cannot assure you that our employees will not strike at some time in the future or that such a strike would not adversely affect our operations. See “Business-Employees.”

Terrorist attacks and threats or actual war may negatively impact our business.

        Terrorist attacks in the United States, as well as events occurring in response to or in connection with them, including future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our suppliers or our customers, may adversely impact our operations. As a result, there could be delays or losses in the delivery of supplies and raw materials to us, decreased sales of our products and extension for time for payment of accounts receivable from our customers.

AVAILABLE INFORMATION

        We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer and the SEC maintains an Internet site at http://www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically.

         Our website address is: http://www.frontieroil.com.

        We make available free of charge through our web site, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those report as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

ITEM 2.   PROPERTIES

Refining Operations

        We own the 125 acre site of the Cheyenne refinery in Cheyenne, Wyoming and the 1,100 acre site of the El Dorado refinery in El Dorado, Kansas. The following tables sets forth the refining operating statistical information on a consolidated basis and for each refinery for 2002, 2001 and 2000.

Consolidated:

Year Ended December 31,                                                       2002           2001           2000
                                                                          -----------    -----------    -----------
Charges (bpd)
    Light crude                                                                35,684         31,456         35,605
    Heavy and intermediate crude                                              110,372        111,061        105,529
    Other feed and blend stocks                                                17,760         15,538         14,884
                                                                          -----------    -----------    -----------
       Total                                                                  163,816        158,055        156,018

Manufactured product yields (bpd)
    Gasoline                                                                   84,645         78,126         76,795
    Diesel and jet fuel                                                        53,436         51,210         50,924
    Asphalt                                                                     7,437          6,067          7,407
    Chemicals (1)                                                                 369          1,370          1,804
    Other                                                                      14,915         18,416         15,956
                                                                          -----------    -----------    -----------
       Total                                                                  160,802        155,189        152,886

Total product sales (bpd)
    Gasoline                                                                   91,989         83,737         83,070
    Diesel and jet fuel                                                        53,378         51,539         51,568
    Asphalt                                                                     7,490          6,875          6,490
    Chemicals (1)                                                                 439          1,413          1,964
    Other                                                                      13,236         15,536         15,066
                                                                          -----------    -----------    -----------
       Total                                                                  166,532        159,100        158,158

Operating margin information (per sales bbl)
    Average sales price                                                   $     29.82    $     32.53    $     35.20
    Raw material, freight and other costs (FIFO inventory accounting)           25.71          25.69          30.41
                                                                          -----------    -----------    -----------
       Product spread                                                            4.11           6.84           4.79
    Refinery operating expenses excluding depreciation                           2.93           3.27           3.07
    Depreciation                                                                  .44            .42            .39
                                                                          -----------    -----------    -----------
       Operating margin                                                   $       .74    $      3.15    $      1.33

Average West Texas Intermediate crude oil price at Cushing, OK            $     26.17    $     26.09    $     31.25

Average sales price (per sales bbl)
    Gasoline                                                              $     33.08    $     35.85    $     38.09
    Diesel and jet fuel                                                         30.35          34.12          37.19
    Asphalt                                                                     21.64          22.81          25.39
    Chemicals (1)                                                               41.68          70.81          70.52
    Other                                                                        9.24          10.21          12.16

(1)  During 2002, the process of shutting down the phenol and cumene units at El Dorado began and by year-end we had discontinued the production of phenol and acetone and began producing and selling benzene.

Cheyenne Refinery:

Year Ended December 31,                                                       2002           2001           2000
                                                                          -----------    -----------    -----------
Charges (bpd)
    Light crude                                                                 4,070          3,390          2,465
    Heavy crude                                                                37,231         32,790         36,568
    Other feed and blend stocks                                                 4,882          4,626          4,996
                                                                          -----------    -----------    -----------
       Total                                                                   46,183         40,806         44,029

Manufactured product yields (bpd)
    Gasoline                                                                   18,196         15,956         17,441
    Diesel                                                                     13,434         12,091         12,542
    Asphalt                                                                     7,437          6,067          7,407
    Other                                                                       5,855          5,590          5,425
                                                                          -----------    -----------    -----------
       Total                                                                   44,922         39,704         42,815

Total product sales (bpd)
    Gasoline                                                                   24,559         21,090         22,492
    Diesel                                                                     13,361         12,031         12,583
    Asphalt                                                                     7,490          6,875          6,490
    Other                                                                       4,243          3,877          4,804
                                                                          -----------    -----------    -----------
       Total                                                                   49,653         43,873         46,369

Operating margin information (per sales bbl)
    Average sales price                                                   $     29.91    $     32.88    $     34.19
    Raw material, freight and other costs (FIFO inventory accounting)           25.18          24.85          28.51
                                                                          -----------    -----------    -----------
       Product spread                                                            4.73           8.03           5.68
    Refinery operating expenses excluding depreciation                           3.02           3.39           2.83
    Depreciation                                                                  .83            .85            .73
                                                                          -----------    -----------    -----------
       Operating margin                                                   $       .88    $      3.79    $      2.12

Light/heavy crude spread (per bbl)                                        $      4.24    $      7.07    $      5.09

Average sales price (per sales bbl)
    Gasoline                                                              $     35.22    $     38.81    $     40.03
    Diesel                                                                      32.16          36.40          39.22
    Asphalt                                                                     21.64          22.81          25.39
    Other                                                                        6.68           7.58           5.61

El Dorado Refinery:

Year Ended December 31,                                                       2002           2001           2000
                                                                          -----------    -----------    -----------
Charges (bpd)
    Light crude                                                                31,614         28,066         33,140
    Heavy and intermediate crude                                               73,141         78,272         68,961
    Other feed and blend stocks                                                12,878         10,912          9,888
                                                                          -----------    -----------    -----------
       Total                                                                  117,633        117,250        111,989

Manufactured product yields (bpd)
    Gasoline                                                                   66,449         62,170         59,354
    Diesel and jet fuel                                                        40,002         39,119         38,382
    Chemicals (1)                                                                 369          1,370          1,804
    Other                                                                       9,061         12,825         10,531
                                                                          -----------    -----------    -----------
       Total                                                                  115,881        115,484        110,071

Total product sales (bpd)
    Gasoline                                                                   67,430         62,646         60,579
    Diesel and jet fuel                                                        40,017         39,508         38,985
    Chemicals (1)                                                                 439          1,413          1,964
    Other                                                                       8,993         11,659         10,262
                                                                          -----------    -----------    -----------
       Total                                                                  116,879        115,226        111,790

Operating margin information (per sales bbl)
    Average sales price                                                   $     29.78    $     32.40     $    35.62
    Raw material, freight and other costs (FIFO inventory accounting)           25.93          26.01          31.20
                                                                          -----------    -----------    -----------
       Product spread                                                            3.85           6.39           4.42
    Refinery operating expenses excluding depreciation                           2.90           3.22           3.17
    Depreciation                                                                  .28            .26            .25
                                                                          -----------    -----------    -----------
       Operating margin                                                   $       .67    $      2.91    $      1.00

WTI/WTS crude spread (per bbl)                                            $      1.36    $      3.10    $      2.06

Average sales price (per sales bbl)
    Gasoline                                                              $     32.30    $     34.85    $     37.37
    Diesel and jet fuel                                                         29.75          33.43          36.53
    Chemicals (1)                                                               41.68          70.81          70.52
    Other                                                                       10.45          11.08          15.22

(1)  During 2002, the process of shutting down the phenol and cumene units at El Dorado began and by year-end we had discontinued the production of phenol and acetone and began producing and selling benzene.

Other Properties

        We lease approximately 6,500 square feet of office space in Houston for our corporate headquarters under a six and one half year lease expiring in October 2004. For our refining operations headquarters, we lease approximately 25,000 square feet in Denver, Colorado under a four and a half year sublease expiring in December 2006.

ITEM 3.   LEGAL PROCEEDINGS

        We are not a party to any material pending legal proceedings. We are a party to ordinary routine litigation incidental to our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The registrant’s common stock is listed on the New York Stock Exchange under the symbol FTO. The quarterly high and low sales prices as reported on the New York Stock Exchange, for 2002 and 2001 are shown in the following table:

                            ----------------------- ----------------- ---------------
                                     2002                 High             Low
                            ----------------------- ----------------- ---------------
                            Fourth quarter                 $ 17.61         $ 10.68
                            Third quarter                    17.50           11.47
                            Second quarter                   22.75           14.66
                            First quarter                    21.90           15.94
                            ----------------------- ----------------- ---------------
                            ----------------------- ----------------- ---------------
                                     2001                 High             Low
                            ----------------------- ----------------- ---------------
                            Fourth quarter                 $ 20.25         $ 14.65
                            Third quarter                    17.00           10.80
                            Second quarter                   16.75            7.55
                            First quarter                     8.99            6.38
                            ----------------------- ----------------- ---------------

         The approximate number of holders of record for Frontier Oil Corporation common stock as of February 28, 2003 was 1,196.

         Quarterly cash dividends of $.05 per share have been declared on the registrant’s common stock for each quarter beginning with the quarter ended June 2001 and through the most recent quarter ended December 31, 2002.

        Under certain conditions, the revolving credit facility at the subsidiary level restricts the transfer of cash in the form of dividends, loans or advances from the operating subsidiary to the parent holding company.

Equity Compensation Plan Information as of December 31, 2002

-------------------------------- ----------------------------- ----------------------------- -----------------------------
Plan category                    Number of securities          Weighted-average              Number of securities
                                 to be issued upon             exercise price of             remaining available
                                 exercise of                   outstanding options,          for future issuance
                                 outstanding options           warrants and rights           under equity
                                 warrants and rights                                         compensation plans
                                                                                             (excluding securities
                                                                                             reflected in column (a))
                                 (a)                           (b)                           (c)
-------------------------------- ----------------------------- ----------------------------- -----------------------------

Equity compensation
plans approved by                         2,581,250                       $11.18                       985,650
security holders
-------------------------------- ----------------------------- ----------------------------- -----------------------------

Equity compensation
plans not approved                                0 (1)                      n/a                       681,303 (2)
by security holders
-------------------------------- ----------------------------- ----------------------------- -----------------------------

                 Total                    2,581,250                       $11.18                     1,666,953
-------------------------------- ----------------------------- ----------------------------- -----------------------------
(1)	Does not include an aggregate of 294,697 shares of restricted stock granted under the Frontier Oil Corporation Restricted Stock Plan which will vest in the years 2003 through 2005.
(2)	Represents 639,303 shares of treasury stock reserved for issuance with respect to grants of restricted stock which may be made to employees under the Frontier Oil Corporation Restricted Stock Plan and 42,000 shares of treasury stock reserved for issuance with respect to grants of stock which may be made under the 1995 Stock Grant Plan for Non-employee Directors.

ITEM 6.   SELECTED FINANCIAL DATA

        The information in the 2002 Annual Report to Shareholders under the heading “Five-Year Financial Data” is incorporated herein by reference.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in the 2002 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis” is incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information in the 2002 Annual Report to Shareholders under the heading “Market Risks” is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and the data contained in the 2002 Annual Report to Shareholders are incorporated herein by reference. See index to financial statements and supplemental data appearing under Item 15(a)1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Report on Form 8-K filed April 3, 2002 is incorporated herein by reference. This report included Item 4 for the reporting of Changes in Registrant’s Certifying Accountant and Item 7(c)(16) Letter re: change in certifying accountant.

PART III

        The information called for by Part III of this Form is incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission pursuant to Regulation 14A within 120 days after the close of its last fiscal year.

PART IV

ITEM 14.  CONTROLS AND PROCEDURES

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and Executive Vice President - Finance & Administration, Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our Chairman of the Board, President and Chief Executive Officer and Executive Vice President - Finance & Administration, Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

        There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1.	Financial Statements and Supplemental Data	Page*

Consolidated Statements of Operations	21
Consolidated Balance Sheets	22
Consolidated Statements of Cash Flows	23
Consolidated Statements of Changes in Shareholders’ Equity	24
Notes to Consolidated Financial Statements	26
Independent Auditor’s Report	40
Selected Quarterly Financial Data	17

*Reference to pages in the 2002 Annual Report to Shareholders (as published), which portions thereof are incorporated herein by reference.

(a)2.   Financial Statements Schedules

Report of Independent Public Accountants
Schedule I - Condensed Financial Information of Registrant
Schedule II - Valuation and Qualifying Accounts
Other Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)3.  List of Exhibits

*		3.1 -	Articles of Domestication of the Company, as amended (filed as Exhibit 2.3 to Registration Statement No. 2-62518 and Exhibit 2.2 to Registration Statement No. 2-69149).
*		3.2 -	Articles of Amendment to the Restated Articles of Incorporation of the Company (filed as Exhibit 3.2 to Registration Statement No. 333-47745 dated May 4, 1998).
*		3.3 -	Fourth restated By-Laws of the Company as amended through February 20, 1992 (filed as Exhibit 3.2 to Form 10-K dated December 31, 1992).
*		4.1 -	Indenture dated as of February 9, 1998 between the Company and Chase Bank of Texas, National Association, as Trustee relating to the Company’s 9-1/8% Senior Notes due 2006 (filed as Exhibit 4.8 to Registration Statement No. 333-47745 dated May 4, 1998).
*		4.2 -	Indenture dated as of November 12, 1999, among the Company and Chase Bank of Texas, National Association, as Trustee relating to the Company’s 11¾% Senior Notes due 2009 (filed as Exhibit 4.1 to Form 8-K dated November 19, 1999).
*		10.1 -	Asset Purchase and Sale Agreement among Frontier El Dorado Refining Company, as buyer, Frontier Oil Corporation, as Guarantor and Equilon Enterprises LLC, as seller, dated as of October 19, 1999 (filed as Exhibit 10.1 to Form 8-K dated December 1, 1999).
*		10.2 -	Revolving Credit Agreement dated as of November 16, 1999 among Frontier Oil and Refining Company, as borrower, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and Paribas, as syndication agent and lead arranger (filed as Exhibit 10.2 to Form 8-K dated December 1, 1999).
*		10.3 -	Purchase and Sale Agreement, dated May 5, 1997, for the sale of Canadian oil and gas properties (filed as an Exhibit to From 8-K filed June 30, 1997).
*	+	10.5 -	The 1968 Incentive Stock Option Plan as amended and restated (filed as Exhibit 10.1 to Form 10-K dated December 31, 1987).
*	+	10.6 -	1995 Stock Grant Plan for Non-employee Directors (filed as Exhibit 10.14 to Form 10-Q dated June 30, 1995).
*	+	10.7 -	Frontier Deferred Compensation Plan (previously named Wainoco Deferred Compensation Plan dated October 29, 1993 and filed as Exhibit 10.19 to Form 10-K dated December 31, 1994).
*	+	10.8 -	Frontier Deferred Compensation Plan for Directors (previously named Wainoco Deferred Compensation Plan for Directors dated May 1, 1994 and filed as Exhibit 10.20 to Form 10-K dated December 31, 1994).
*	+	10.9 -	Executive Employment Agreement dated December 18, 2000 between the Company and W. Reed Williams (filed as Exhibit 10.10 to Form 10-K dated December 31, 2001).
*	+	10.10 -	Executive Employment Agreement dated December 18, 2000 between the Company and James R. Gibbs (filed as Exhibit 10.11 to Form 10-K dated December 31, 2001).
*	+	10.11 -	Executive Employment Agreement dated December 18, 2000 between the Company and Julie H. Edwards (filed as Exhibit 10.12 to Form 10-K dated December 31, 2001).
*	+	10.12 -	Executive Employment Agreement dated December 18, 2000 between the Company and J. Currie Bechtol (filed as Exhibit 10.13 to Form 10-K dated December 31, 2001).
*	+	10.13 -	Executive Employment Agreement dated December 18, 2000 between the Company and Jon D. Galvin (filed as Exhibit 10.14 to Form 10-K dated December 31, 2001).
*	+	10.14 -	Executive Employment Agreement dated December 18, 2000 between the Company and Gerald B. Faudel (filed as Exhibit 10.15 to Form 10-K dated December 31, 2001).
*	+	10.15 -	Executive Employment Agreement dated February 28, 2001 between the Company and Nancy J. Zupan (filed as Exhibit 10.16 to Form 10-K dated December 31, 2001).
*		10.16 -	First Amendment to Revolving Credit Agreement and Guaranty dated September 20, 2000 among Frontier Oil and Refining Company, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and BNP Paribas, as syndication agent and lead arranger.(filed as Exhibit 10.02 to Form 10-Q dated September 30, 2000).
*	+	10.17 -	Frontier Oil Corporation Restricted Stock Plan (filed as Exhibit 99.1 to Registration Statement No 333-56946 dated March 13, 2001).
*		10.18 -	Second amendment to Revolving Credit Agreement and Guaranty and First Amendment to Clawback Agreement dated June 20, 2001 among Frontier Oil and Refining Company, as borrower, each of Frontier Holdings Inc., Frontier Refining & Marketing Inc., Frontier Refining Inc., Frontier El Dorado Refining Company and Frontier Pipeline Inc., as guarantors, the lenders named therein and Union Bank of California, N.A., as administrative agent for the lenders (filed as Exhibit 10.01 to Form 10-Q dated June 30, 2001).
*	+	10.19 -	Frontier Oil Corporation 1999 Stock Plan as amended and restated (filed as Exhibit 99.1 to Registration Statement No 333-89876 dated June 5, 2002).
*		10.20 -	Sixth Amendment to the Guaranty of the Revolving Credit Agreement dated September 23, 2002 among Frontier Oil and Refining Company, the lenders named therein, Union Bank of California, N.A., as administrative agent and lead arranger, and BNP Paribas, as syndication agent and lead arranger. (filed as Exhibit 10.1 to Form 10-Q dated September 30, 2002).
*		10.21 -	Crude Oil Supply Agreement dated October 15, 2002 between Baytex Energy Ltd, and Frontier Oil and Refining Company. On November 28, 2002 this agreement was assigned by Baytex Energy Ltd. to its wholly-owned subsidiary, Baytex Marketing Ltd. (filed as Exhibit 10.2 to Form 10-Q dated September 30, 2002).
		13.1 -	Portions of the Company’s 2002 Annual Report covering pages 10 through 40.
		21.1 -	Subsidiaries of the Registrant.
		23 -	Consent of Deloitte & Touche LLP.

*  Asterisk indicates exhibits incorporated by reference as shown.
+  Diamond indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K
None.

(c)	Exhibits
The Company’s 2002 Annual Report is available upon request. Shareholders of the Company may obtain a copy of any other exhibits to this Form 10-K at a charge of $.05 per page. Requests should be directed to:
   Investor Relations
   Frontier Oil Corporation
   10000 Memorial Drive, Suite 600
Houston, Texas 77024-3411

(d)	Schedules Report of Independent Public Accountants on Financial Statement Schedules:

To the Board of Directors and Shareholders of
Frontier Oil Corporation
Houston, Texas

        We have audited the consolidated financial statements of Frontier Oil Corporation as of December 31, 2002 and for the year then ended, and have issued our report thereon dated February 7, 2003; such consolidated financial statements and report are included in your 2002 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Frontier Oil Corporation for the year ended December 31, 2002, listed in Item 15. These financial statement schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. The consolidated financial statements and financial statement schedules of Frontier Oil Corporation as of December 31, 2001 and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements and financial statement schedules in their report dated February 8, 2002. In our opinion, the 2002 financial statement schedules, when considered in relation to the basic 2002 consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 7, 2003

        Frontier Oil Corporation dismissed Arthur Andersen LLP on March 28, 2002 and subsequently engaged Deloitte & Touche LLP as its independent auditors. The predecessor auditors’ report appearing below is a copy of Arthur Andersen LLP’s previously issued opinion dated February 8, 2002. Since Frontier Oil Corporation is unable to obtain a manually signed audit report, a copy of Arthur Andersen LLP’s most recent signed and dated report has been included to satisfy filing requirements, as permitted under Rule 2-02(e) of Regulation S-X.

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

Houston, Texas
February 8, 2002

Frontier Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
As of December 31,
(in thousands)

Schedule I

                                                                                   2002               2001
                                                                                ----------         ----------
ASSETS
Current Assets:
       Cash and cash equivalents                                                $  106,118         $  103,460
       Receivables                                                                      86              4,714
       Deferred tax current asset                                                    5,346              4,845
       Other current assets                                                            231                197
                                                                                ----------         ----------
             Total current assets                                                  111,781            113,216
                                                                                ----------         ----------
Property, Plant and Equipment, at cost -
       Furniture, fixtures and other                                                 1,064              1,990
       Less - Accumulated depreciation                                                (753)              (847)
                                                                                ----------         ----------
                                                                                       311              1,143
Assets Held for Sale                                                                   472                  -
Investment in Subsidiaries                                                         279,055            310,555
Other Assets                                                                         8,972              9,556
                                                                                ----------         ----------
                                                                                $  400,591         $  434,470
                                                                                ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                         $       41         $      504
       Other accrued liabilities                                                     5,503              6,954
                                                                                ----------         ----------
             Total current liabilities                                               5,544              7,458
                                                                                ----------         ----------
Deferred Income Taxes                                                               15,176             15,080
Deferred Revenues and Other                                                          3,032              2,780
Payable to Affiliated Companies                                                        615             31,068
Long-Term Debt                                                                     207,966            208,880

Shareholders' Equity                                                               168,258            169,204
                                                                                ----------         ----------
                                                                                $  400,591         $  434,470
                                                                                ==========         ==========

The “Notes to Condensed Financial Information of Registrant” and the “Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries” are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Operations
For the three years ended December 31,
(in thousands)

Schedule I

                                                                            2002           2001           2000
                                                                         ----------     ----------     ----------
Revenues:
      Equity in earnings of subsidiaries                                 $   31,704     $  166,828     $   70,627
      Other income                                                               (1)            24             (9)
                                                                         ----------     ----------     ----------
                                                                             31,703        166,852         70,618
                                                                         ----------     ----------     ----------
Costs and Expenses:
      Selling and general expenses                                            5,845          5,900          4,140
      Impairment loss on asset held for sale                                    363              -              -
      Depreciation                                                              247            227            212
                                                                         ----------     ----------     ----------
                                                                              6,455          6,127          4,352
                                                                         ----------     ----------     ----------

Operating Income                                                             25,248        160,725         66,266
Interest Expense and Other Financing Costs                                   24,858         27,543         29,318
Interest Income                                                              (1,698)        (2,517)        (3,030)
                                                                         ----------     ----------     ----------
Income before Income Taxes                                                    2,088        135,699         39,978
Provision for Income Taxes                                                    1,060         28,046          2,772
                                                                         ----------     ----------     ----------
Net Income                                                               $    1,028     $  107,653     $   37,206
                                                                         ==========     ==========     ==========

The “Notes to Condensed Financial Information of Registrant” and the “Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries” are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flows
For the three years ended December 31,
(in thousands)

Schedule I

                                                                 2002               2001               2000
                                                             -----------        -----------        -----------
Operating Activities
      Net income                                             $     1,028        $   107,653        $    37,206
      Equity in earnings of subsidiaries                         (31,704)          (166,828)           (70,627)
      Depreciation                                                   247                227                212
      Deferred income taxes                                        1,149              9,463                830
      Other                                                        5,430             (1,598)               750
                                                             -----------        -----------        -----------
Net cash used by operating activities                            (23,850)           (51,083)           (31,629)
                                                             -----------        -----------        -----------
Investing Activities
      Additions to property, plant and equipment and other          (350)               (46)              (208)
      Investment in subsidiaries                                (181,867)           (12,000)              (309)
                                                             -----------        -----------        -----------
Net cash used by investing activities                           (182,217)           (12,046)              (517)
                                                             -----------        -----------        -----------
Financing Activities
      Repurchases of debt:
           9-1/8% Senior Notes                                    (1,090)           (24,410)            (5,025)
           11-3/4% Senior Notes                                        -             (6,541)           (13,010)
      Proceeds from issuance of common stock                       1,702              3,271              2,743
      Purchase of treasury stock                                    (787)           (22,600)            (9,215)
      Change in intercompany balances, net                       (30,453)               953             (5,407)
      Dividends paid to shareholders                              (5,161)            (2,629)                 -
      Dividends received from subsidiaries                       244,514            174,800             68,048
      Other                                                            -                 13                 11
                                                             -----------        -----------        -----------
Net cash provided by financing activities                        208,725            122,857             38,145
                                                             -----------        -----------        -----------
Increase in cash and cash equivalents                              2,658             59,728              5,999
Cash and cash equivalents, beginning of period                   103,460             43,732             37,733
                                                             -----------        -----------        -----------
Cash and cash equivalents, end of period                     $   106,118        $   103,460        $    43,732
                                                             ===========        ===========        ===========

The “Notes to Condensed Financial Information of Registrant” and the “Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries” are an integral part of these financial statements.

Frontier Oil Corporation
Notes to Condensed Financial Information of Registrant
December 31, 2002

Schedule I

(1)   General

        The accompanying condensed financial statements of Frontier Oil Corporation (Registrant) should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries included in the Registrant’s 2002 Annual Report to Shareholders.

(2)   Long-term debt

         The components (in thousands) of long-term debt are as follows:

                                                                                    2002               2001
                                                                                -----------         ----------
        11-3/4% Senior Notes, net of unamortized discount                       $   168,491         $  168,315
        9-1/8% Senior Notes                                                          39,475             40,565
                                                                                -----------         ----------
                                                                                $   207,966         $  208,880
                                                                                ===========         ==========

(3)   Five-year maturities of long-term debt

         The 9-1/8% Senior Notes are due 2006 and the 11-3/4% Senior Notes are due 2009; until then there are no maturities of long-term debt.

Frontier Oil Corporation and Subsidiaries
Valuation and Qualifying Accounts
For the three years ended December 31,
(in thousands)

Schedule II

                                            Balance at
                                           beginning of                                      Balance at end
Description                                   period        Additions       Deductions          of period
------------------------------------------------------------------------------------------------------------

2002
Allowance for doubtful accounts             $     500     $       800      $         -         $     1,300
Turnaround accruals (1)                        25,837          10,969            9,944              26,862
Valuation allowance on deferred tax assets          -               -                -                   -

2001
Allowance for doubtful accounts                   500               -                -                 500
Turnaround accruals (1)                        31,056          10,637           15,856              25,837
Valuation allowance on deferred tax assets     24,603               -           24,603                   -

2000
Allowance for doubtful accounts (2)               500             533              533                 500
Turnaround accruals (1)                        29,448          13,944           12,336              31,056
Valuation allowance on deferred tax assets     38,748               -           14,145              24,603

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

Date: March 4, 2003

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

Date: March 4, 2003

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Gibbs, Chairman of the Board, President and Chief Executive Officer of Frontier Oil Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Frontier Oil Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 4, 2003

/s/ James R. Gibbs —————————————————— James R. Gibbs Chairman of the Board, President and Chief Executive Officer

CERTIFICATION BY CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Julie H. Edwards, Executive Vice President - Finance & Administration, Chief Financial Officer of Frontier Oil Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Frontier Oil Corporation;
2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 4, 2003

/s/ Julie H. Edwards —————————————————— Julie H. Edwards Executive Vice President - Finance & Administration, Chief Financial Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Frontier Oil Corporation (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James R. Gibbs, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ James R. Gibbs
James R. Gibbs
Chairman of the Board, President and
Chief Executive Officer

March 4, 2003

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Frontier Oil Corporation (the “Company”) on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Julie H. Edwards, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Julie H. Edwards
Julie H. Edwards
Executive Vice President - Finance & Administration,
Chief Financial Officer

March 4, 2003