Form 10-Q
period 2003-03-31
FRONTIER OIL CORP /NEW/
filed 2003-05-14
CIK 110430

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

     FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003 OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from . . . . to . . . . Commission file number 1-7627

    FRONTIER OIL CORPORATION
    (Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization) 10000 Memorial Drive, Suite 600 Houston, Texas (Address of principal executive offices)	74-1895085 (I.R.S. Employer Identification No.) 77024-3411 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes [x] No . . . Registrant’s number of common shares outstanding as of May 9, 2003: 26,133,217

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003|

INDEX

Part I  -  Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II  -  Other Information

FORWARD-LOOKING STATEMENTS

        This Form 10-Q contains “forward-looking statements,” as defined by the Securities and Exchange Commission. Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

•	statements, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;
•	statements relating to future financial performance, future equity issuances and other matters; and
•	any other statements preceded by, followed by or that include the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “should,” “may,” or similar expressions.

        Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements. The following factors, among others, could cause our actual results to differ materially from those described in the forward-looking statements:

•	the timing and extent of changes in commodity prices and underlying demand and availability of crude oil and other refinery feedstocks, refined products and natural gas;
•	actions of our customers and competitors;
•	changes in the cost and availability of pipelines and other means of transporting feedstocks and products;
•	state and federal environmental, economic, safety and other policies and regulations, any changes therein, and any legal or regulatory delays or other factors beyond our control;
•	environmental risks and liabilities;
•	execution of planned capital projects;
•	weather conditions affecting our operations or the areas in which our products are marketed;
•	political developments in foreign countries;
•	the conditions of the capital markets and equity markets during the periods covered by the forward-looking statements;
•	terrorist acts, earthquakes or other disasters affecting operations;
•	adverse rulings, judgments or settlements in litigation or other legal matters, including unexpected environmental remediation costs in excess of any reserves;
•	adverse changes in the credit ratings assigned to our trade credit; and
•	other economic, business, competitive and/or regulatory factors that may affect our business generally.

        All forward-looking statements contained in this Form 10-Q speak only as of the date of this document. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Definitions of Terms

bbl(s) = barrel(s)
bpd = barrel(s) per day

PART I  -  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

For the three months ended March 31,                                                2003               2002
                                                                                -----------         ----------
Revenues:
     Refined products                                                           $   497,721         $  334,985
     Other                                                                            1,663              1,365
                                                                                -----------         ----------
                                                                                    499,384            336,350
                                                                                -----------         ----------

Costs and Expenses:
     Refining operating costs                                                       486,615            319,278
     Selling and general expenses                                                     4,678              3,803
     Depreciation                                                                     6,960              6,598
                                                                                -----------         ----------
                                                                                    498,253            329,679
                                                                                -----------         ----------

Operating Income                                                                      1,131              6,671
                                                                                -----------         ----------

Interest expense and other financing costs                                            7,426              6,777
Interest income                                                                        (373)              (465)
                                                                                -----------         ----------
                                                                                      7,053              6,312
                                                                                -----------         ----------

Income (Loss) Before Income Taxes                                                    (5,922)               359
Provision (Benefit) For Income Taxes                                                 (2,222)                98
                                                                                -----------         ----------

Net Income (Loss)                                                               $    (3,700)        $      261
                                                                                ===========         ==========

Basic Earnings (Loss) Per Share of Common Stock                                 $      (.14)        $      .01
                                                                                ===========         ==========

Diluted Earnings (Loss) Per Share of Common Stock                               $      (.14)        $      .01
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

For the three months ended March 31,                     2003           2002
                                                     -----------     ----------
Net Income (Loss)                                    $    (3,700)    $      261
Other Comprehensive Income, Net of Income Tax:
     Unrealized net losses on cash flow hedges                 -            (33)
                                                     -----------     ----------
Comprehensive Income (Loss)                          $    (3,700)    $      228
                                                     ===========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

March 31, 2003 and December 31, 2002                                    2003          2002
                                                                    -----------    ----------
ASSETS
Current Assets:
     Cash, including cash equivalents of
         $112,821 in 2003 and $109,825 in 2002                      $   113,931    $  112,364
     Trade receivables, net of allowance of $500 in both years           52,778        81,154
     Note receivable, net of allowance of $800                            1,449         1,449
     Other receivables                                                    1,371           987
     Inventory of crude oil, products and other                         145,285       105,160
     Deferred tax current assets                                          2,243         5,346
     Other current assets                                                 2,001         2,510
                                                                    -----------    ----------
         Total current assets                                           319,058       308,970
                                                                    -----------    ----------
Property, Plant and Equipment, at cost:
     Refineries and pipeline                                            455,764       447,948
     Furniture, fixtures and other equipment                              5,173         5,119
                                                                    -----------    ----------
                                                                        460,937       453,067
         Less - Accumulated depreciation                                151,087       144,127
                                                                    -----------    ----------
                                                                        309,850       308,940
Asset held for sale                                                         472           472
Other Assets                                                              9,444        10,495
                                                                    -----------    ----------
TOTAL ASSETS                                                        $   638,824    $  628,877
                                                                    ===========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                               $   168,041    $  174,917
     Revolving credit facility                                           29,100             -
     Accrued turnaround cost                                              3,343        12,849
     Accrued liabilities and other                                       10,375         9,095
     Accrued interest                                                     7,976         3,856
                                                                    -----------    ----------
         Total current liabilities                                      218,835       200,717
                                                                    -----------    ----------

Long-Term Debt                                                          208,013       207,966
Long-Term Accrued Turnaround Cost                                        15,687        14,013
Post-Retirement Employee Liabilities                                     18,991        18,784
Deferred Credits and Other                                                4,230         3,963
Deferred Income Taxes                                                     9,783        15,176

Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                     -             -
     Common stock, no par, 50,000,000 shares authorized,
         30,309,249 and 30,290,324 shares issued in 2003 and 2002        57,471        57,469
     Paid-in capital                                                    102,761       102,557
     Retained earnings                                                   44,615        49,621
     Accumulated other comprehensive income (loss)                         (598)         (598)
     Treasury stock, 4,176,035 shares and 4,151,210 shares
         in 2003 and 2002                                               (38,387)      (37,959)
     Deferred employee compensation                                      (2,577)       (2,832)
                                                                    -----------    ----------
     Total Shareholders' Equity                                         163,285       168,258
                                                                    -----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   638,824    $  628,877

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the three months ended March 31,                                    2003           2002
                                                                    -----------     ----------
OPERATING ACTIVITIES
Net income (loss)                                                   $    (3,700)    $      261
Depreciation                                                              6,960          6,598
Deferred income taxes                                                    (2,222)          (231)
Deferred credits and other                                                1,620            727
Change in working capital from operations                               (21,997)       (17,399)
                                                                    -----------     ----------
     Net cash used in operating activities                              (19,339)       (10,044)
                                                                    -----------     ----------

INVESTING ACTIVITIES
Additions to property, plant and equipment and other                     (6,607)        (8,135)
El Dorado refinery acquisition - contingent earn-out payment                  -         (7,500)
                                                                    -----------     ----------
     Net cash used in investing activities                               (6,607)       (15,635)
                                                                    -----------     ----------

FINANCING ACTIVITIES
Refining credit facility borrowings                                      29,100         30,400
Issuance of common stock                                                    138          1,257
Purchase of treasury stock                                                 (428)          (787)
Dividends                                                                (1,297)        (1,279)
                                                                    -----------     ----------
     Net cash provided by financing activities                           27,513         29,591
                                                                    -----------     ----------

Increase in cash and cash equivalents                                     1,567          3,912
Cash and cash equivalents, beginning of period                          112,364        103,995
                                                                    -----------     ----------
Cash and cash equivalents, end of period                            $   113,931     $  107,907
                                                                    ===========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2003
(Unaudited)

1.  Financial statement presentation

Financial statement presentation

        The consolidated financial statements include the accounts of Frontier Oil Corporation, a Wyoming corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc., collectively referred to as Frontier or the Company. The Company is an energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”). The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a combined crude oil capacity of over 156,000 barrels per day. The Company focuses its marketing efforts in the Rocky Mountain and Plains States regions of the United States. The Company purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke.

        These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2002.

Earnings per share

        Basic earnings per share has been computed based on the weighted average number of common shares outstanding. Basic and diluted shares were the same for the three months ended March 31, 2003 because a loss was incurred. Diluted earnings per share for the three months ended March 31, 2002 assumes the additional dilution for restricted stock and the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

                                           Three Months Ended
                                                March 31,
                                          2003           2002
                                      ------------   -----------
     Basic                             25,863,844     25,626,451
     Diluted                           25,863,844     27,024,382

New accounting pronouncements

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”. This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and became effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. We have potential asset retirement obligation (“ARO”) liabilities related to our Refineries as a result of environmental and other legal requirements. Any ARO liability is not currently estimatable as to amount and timing, but we will continue to monitor and evaluate our potential AROs. In the event that we decide to cease the use of a particular refinery, an ARO liability would be recorded at that time. The adoption of SFAS No. 143 on January 1, 2003 did not have any impact on our current financial condition or results of operations.

        In 2001, the American Institute of Certified Public Accountants (“AICPA”) issued an Exposure Draft for a Proposed Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment”. The proposed Statement of Position (“SOP”), as originally written, would require major maintenance activities, such as refinery turnarounds, to be expensed as costs are incurred. In the fourth quarter of 2002, the AICPA announced it would be transitioning this project to the FASB, although the AICPA may retain and address certain components of the proposed SOP. The FASB and the AICPA have not determined which components, if any, will be retained by the AICPA for potential issuance in a future SOP. In addition, the FASB has not set a timetable for addressing the issues raised by the proposed SOP. Adoption of the proposed SOP would require that any existing turnaround accruals be reversed to income immediately and the costs of future turnarounds expensed as incurred. If this proposed change were in effect at March 31, 2003, the Company would have been required to reverse the turnaround accruals and recognize pretax income totaling $19.0 million. The total accrued turnaround costs will change throughout the year as turnarounds are incurred and accruals are made for future turnarounds. If adopted in its present form, income related to this proposed change would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” It is probable that the rescission of SFAS No. 4 is the only portion of SFAS No. 145 that may have an impact on us in the future. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates SFAS No. 4. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. We adopted SFAS No. 145 effective January 1, 2003, and it did not have any impact on our financial condition or results of operations.

2.   Schedule of major components of inventory

                                                  March 31,      December 31,
                                                    2003             2002
                                                -------------   -------------
                                                       (in thousands)

Crude oil                                       $      57,064   $      33,765
Unfinished products                                    37,318          24,806
Finished products                                      31,362          29,836
Process chemicals                                       6,079           3,308
Repairs and maintenance supplies and other             13,462          13,445
                                                -------------   -------------
                                                $     145,285   $     105,160
                                                =============   =============

        Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first in, first out (“FIFO”) basis or market. Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts. The net exchange balance is included in inventory. Inventories of materials and supplies and process chemicals are recorded at the lower of average cost or market.

3.  Stock-based compensation

        Stock-based compensation is measured in accordance with Accounting Principles Board (“APB”) Opinion No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock.

        On March 13, 2001 the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Plan”) which reserved 1,000,000 shares of common stock held as treasury stock by the Company for restricted stock grants to be made under an incentive compensation program. Restricted shares, when granted, are recorded at the market value on the date of issuance as deferred employee compensation (equity account) and amortized to compensation expense over the respective vesting periods of the stock. Compensation costs of $255,000 and $125,000 related to restricted stock awards were recognized for the three months ended March 31, 2003 and 2002, respectively. As of March 31, 2003, there were 205,629 shares of unvested restricted stock, which represents the total of grants made in 2001 and 2002 less the vested portion of the grants and shares forfeited from employee departures prior to vesting. The remaining 123,054 shares from the 2001 grants vest in March 2004. Of the remaining 82,575 shares from the 2002 grants, approximately 27,527 shares will vest in March 2004 with the remaining vesting in March 2005. No grants were made in 2003 through March 31.

        The Company has stock option plans which authorize the granting of options to employees to purchase shares of the Company’s common stock. The plans through March 31, 2003 had reserved for issuance a total of 8,002,075 shares of common stock of which 4,454,100 shares were granted and exercised, 3,406,325 shares were granted and were outstanding and 141,650 shares were available to be granted. Options under the plans are granted at fair market value on the date of grant. No entries are made in the accounts until the options are exercised, at which time the proceeds are credited to common stock and paid-in capital. Generally, the options vest ratably throughout their one- to five-year terms.

        Had compensation costs been determined based on the fair value at the grant dates for awards, the Company’s net income (loss) and EPS would have been the pro forma amounts indicated in the following table for the three months ended March 31, 2003 and 2002:

                                                            2003              2002
                                                        -------------    -------------
                                                               (in thousands)

Net income (loss) as reported                           $      (3,700)   $         261
  Pro forma compensation expense, net of tax                   (3,609)          (4,002)
                                                      ---------------   --------------

Pro forma net loss                                      $      (7,309)   $      (3,741)
                                                        =============    =============

Basic EPS:
  As reported                                          $        (.14)    $         .01
  Pro forma                                                     (.28)             (.15)

Diluted EPS:
  As reported                                          $        (.14)    $         .01
  Pro forma                                                     (.28)             (.15)

4.  Price risk management activities

        The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with counterparties believed to be credit-worthy. The Company uses futures transactions to price foreign crude oil cargos at the price at the time the crude oil is processed by the El Dorado refinery instead of the price when purchased. Foreign crude oil delivery times can exceed one month from when the purchase is made. The Company accounts for its commodity derivative contracts under 1) the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or 2) mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in refining operating costs when the associated transactions are consummated while gains and losses on transactions accounted for using mark-to-market accounting are reflected in other revenues at each period end.

        Other revenues for the three months ended March 31, 2003 includes $1.4 million realized and unrealized net gains on derivative contracts accounted for using mark-to-market accounting.

        At March 31, 2003 the Company had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are being reflected in other revenues:

•	Derivative contracts on 191,000 barrels of crude oil to hedge gas oil inventory builds which resulted from the March 2003 turnaround at the El Dorado refinery. These open contracts have total unrealized gains at March 31, 2003 of approximately $562,000. During the three months ended March 31, 2003 the Company realized net gains of approximately $633,000 on closed out contracts to hedge the gas oil inventory.

•	Derivative contracts on 155,000 barrels of crude oil to hedge crude oil inventory builds which resulted from the March 2003 turnaround at the El Dorado refinery. These open contracts have total unrealized gains at March 31, 2003 of approximately $164,000.

        The Company had no open derivative contracts at March 31, 2003 being accounted for as hedges. During the three months ended March 31, 2003, the Company had the following derivatives that were appropriately designated and accounted for as hedges:

•	Natural Gas Collars. Price swaps on natural gas for the purpose of hedging against natural gas price increases for February and March 2003 for approximately 100% of the El Dorado refinery’s anticipated usage and which are accounted for as cash flow hedges. The February group of contracts to hedge natural gas costs were for 700,000 MMBTU and expired with no gain or loss. The March group of contracts to hedge natural gas totaled 720,000 MMBTU and the Company realized a $1.7 million gain which reduced refining operating costs in March.

•	Crude Contracts. In January 2003, the Company had derivative contracts on 200,000 barrels of crude oil to hedge Canadian crude costs for the Cheyenne refinery which were accounted as fair value hedges. A $13,000 loss was realized on these positions of which $31,000 increased crude costs and $18,000 income was reflected in other revenues for the ineffective portion of this hedge.

5.  Environmental

        The Company’s refining and marketing operations are subject to a variety of federal, state and local health and environmental laws and regulations governing product specifications, the discharge of materials into the environment, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Permits are required for the operation of the Refineries, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to injunctions, civil fines and even criminal penalties. The Company believes that each of our Refineries is in substantial compliance with existing environmental laws, regulations and permits.

        The Company’s operations and many of the products manufactured are specifically subject to certain requirements of the Clean Air Act (“CAA”) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at our refineries during the next several years. The EPA recently embarked on a Petroleum Refining Initiative (“Initiative”) alleging industry-wide noncompliance with certain CAA rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. Frontier has been contacted by the EPA and invited to meet with them to hear more about the Initiative. At this time, the Company does not know how or if the Initiative will affect Frontier. The Company has, however, recently determined that over the next three years, expenditures totaling approximately $10 million may be necessary to further reduce emissions from the Refineries’ flare systems. Because other refineries will be required to make similar expenditures, Frontier does not expect such expenditures to materially adversely impact the Company’s competitive position.

        On December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The total capital expenditures estimated, as of March 31, 2003, to achieve the final gasoline sulfur standard, are approximately $35 million at the Cheyenne Refinery and approximately $44 million at the El Dorado Refinery. Approximately $9.5 million of the Cheyenne Refinery expenditures had been incurred as of March 31, 2003, an additional $18.5 million is expected to be incurred by early 2004 with the remaining $7 million in 2009 and 2010. The expenditures for the El Dorado Refinery are expected to be incurred beginning in 2008 and completed in 2010.

        The EPA recently promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts-per-million from the current standard of 500 parts-per-million. As of March 31, 2003, capital costs for diesel desulfurization are estimated to be approximately $5 million for Cheyenne and $56 million for El Dorado. The Cheyenne Refinery expenditures are currently expected to be committed beginning in 2005, with the majority to be committed in 2006. Approximately $6 million of the El Dorado Refinery expenditures are currently expected to be committed in 2004 with the remaining $50 million in 2005 and 2006.

        On April 15, 2003, the EPA proposed regulations to reduce emissions from diesel engines used in off-road activities such as agriculture, mining and railroads and also to limit the allowable amount of sulfur in the diesel fuel used in those engines. If promulgated, the EPA’s proposal would require a reduction in off-road diesel fuel sulfur by June 1, 2007 from the currently allowable 5000 parts per million to 500 parts per million and by June 1, 2010 further limit the concentration of diesel fuel used off-road applications other than railroads and marine engines to 15 parts per million of sulfur. The EPA is also proposing to allow small business refiners, such as Frontier, to continue to produce off-road diesel at the current sulfur limit of 5000 parts per million through May 31, 2010 and to meet a limit of 500 parts per million sulfur from June 1, 2010 until May 31, 2014. Frontier has historically provided a minor amount of diesel fuel to the off-road markets from both of the Company’s refineries. The Company is monitoring these regulatory developments and is evaluating its compliance options. The costs that the Company will eventually incur to comply with these regulations, when final, are currently unknown.

        As is the case with all companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters. The matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances which the Company manufactured, handled, used, released or disposed of.

         One of the Company’s subsidiaries owned and operated an interest in an oil field in the Los Angeles metropolitan area from 1985 to 1995. The production facilities for the oil field are located on the campus of the Beverly Hills high school. In April 2003, a law firm filed claims with the Beverly Hills school district and city on behalf of approximately 23 former students, alleging that emissions from the oil field or production facilities caused cancers in those individuals. Subsequently, public media reported that the law firm filed approximately 200 additional claims on behalf of former students, school employees and area residents claiming that various health problems were caused by the alleged emissions. According to a newspaper article, the law firm said it expected to file lawsuits against several oil companies in addition to the claims filed against the school district and city. The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. Frontier believes its subsidiary’s activities did not cause any health problems for former Beverly Hills high school students, school employees or area residents. Frontier believes that neither the claims that have been made against the Beverly Hills school district and city nor future litigation by which similar claims may be asserted against Frontier’s subsidiary will result in any material liability or have any other material adverse effect upon Frontier.

Cheyenne Refinery. The Company is party to an agreement with the State of Wyoming requiring the investigation and possible eventual remediation of certain areas of the Cheyenne Refinery’s property which may have been impacted by past operational activities. This action primarily addressed the threat of groundwater and surface water contamination. Based upon the results of the investigation, additional remedial action could be required by a subsequent administrative order or permit. The ultimate cost of any environmental remediation projects that may be identified by the site investigation required by the agreement cannot be reasonably estimated at this time.

El Dorado Refinery. The El Dorado Refinery is subject to a 1988 consent order with the Kansas Department of Health and the Environment (“KDHE”). This order, including various subsequent modifications, requires the Refinery to continue the implementation of a groundwater management program with oversight provided by the KDHE Bureau of Environmental Remediation. The order requires that remediation activities continue until KDHE-established groundwater criteria or other criteria agreed to by the KDHE and the Refinery are met. Frontier acquired the El Dorado refinery in November 1999 from Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”). Subject to the terms of the purchase and sale agreement, Shell will be responsible for the costs of continued compliance with this order.

        The most recent National Pollutant Discharge Elimination System permit issued to the El Dorado Refinery requires, in part, the preparation and submittal of an engineering report identifying certain refinery wastewater treatment plant upgrades necessary to allow routine compliance with applicable discharge permit limits. In accordance with the provisions of the purchase and sale agreement, Shell will be responsible for the first $2 million of any required wastewater treatment system upgrades. If required system upgrade costs exceed this amount, Shell and Frontier will share, based on a sliding scale percentage, up to another $3 million in upgrade costs. Subject to the terms of the purchase and sale agreement, Shell will be responsible for up to $5 million in costs, in addition to Shell’s obligation for the wastewater treatment system upgrade, relating to safety, health and environmental conditions after closing arising from Shell’s operation of the El Dorado Refinery that are not covered under a ten-year insurance policy. This insurance policy has $25 million coverage through November 17, 2009 for environmental liabilities, with a $500,000 deductible, and will reimburse the Company for losses related to all known and some unknown conditions existing prior to our acquisition of the El Dorado Refinery. The first phase of wastewater treatment system upgrades was completed in 2001 at a cost of $2.6 million with payment apportioned as described above.

        On August 18, 2000, the Company entered into a Consent Agreement and Final Order of the Secretary (“Agreement”) with the KDHE that required the initiation of a wastewater toxicity testing program to commence upon the completion of the wastewater treatment upgrades described above. Progress has been made toward satisfying the provisions of the Agreement, and Frontier expects to meet all applicable requirements.

6.  Holly Merger Agreement

         On March 31, 2003 the Company announced that it had entered into an agreement with Holly Corporation (“Holly”) pursuant to which the two companies will merge. Following the merger, the combined entity will own five refineries with refining capacity in excess of 260,000 barrels per day by the end of 2003. Pursuant to the merger agreement, Holly stockholders will receive in the merger transaction approximately 37% of the outstanding shares of the combined company, $172.5 million in cash, and contingent value rights representing non-transferable interests in potential future net recoveries from litigation related to past sales of jet fuel by Holly to the United States government. Frontier shareholders will receive in the merger transaction approximately 63% of the outstanding shares of the combined company, which will be named Frontier Oil Corporation. The combined company’s shares are expected to be listed on the New York Stock Exchange under the symbol “FTO”. The boards of directors of both companies have unanimously approved the merger and Frontier and Holly will each hold a special meeting of stockholders to consider and vote on the merger agreement. A registration statement on Form S-4 relating to the merger was filed on May 13, 2003. Consummation of the transaction is expected in the third quarter of 2003.

7.  Senior Notes Offering

        On April 17, 2003, the Company received the net proceeds from a private placement of $220 million of 8% senior notes (“Senior Notes”) due April 15, 2013. The net proceeds of the Senior Notes will be used, together with other available funds, to finance the cash portion of the merger with Holly, to pay related fees and expenses and to refinance or pay off existing Holly indebtedness. Any remaining net proceeds will be used for other general corporate purposes, which may include capital expenditures, potential future acquisitions or the repayment of our existing indebtedness. The Senior Notes were issued at 99.156% of principal amount, and were issued by Frontier Escrow Corporation, a newly formed, wholly-owned, direct subsidiary of Frontier Oil Corporation that was created solely to issue the Senior Notes and to merge with and into Frontier Oil Corporation upon consummation of the Holly merger. Pending consummation of the merger with Holly, the net proceeds of the notes offering, along with other amounts contributed by the Company, have been placed in an escrow account. If the merger with Holly does not occur by October 31, 2003, the notes will be redeemed by Frontier Escrow Corporation at a price equal to 101% of the aggregate principal amount of the notes plus accrued interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The terms “Frontier” and “we” refer to Frontier Oil Corporation and its subsidiaries.

Three months ended March 31, 2003 compared with the same period in 2002

        We had a net loss for the three months ended March 31, 2003 of $3.7 million, or ($.14) per share, compared to net income of $261,000, or $.01 per diluted share, for the same period in 2002.

        Operating income decreased $5.5 million in 2003 versus 2002 due to an increase in the refined product spread (revenues less material costs) of $3.7 million and an increase in other revenues of $298,000 being more than offset by an increase in refining operating expenses of $8.3 million (primarily due to natural gas costs) and increases in selling and general costs of $875,000 and depreciation of $362,000.

        Refined product revenues and refining operating costs are impacted by changes in the price of crude oil. The average price of crude oil was substantially higher in 2003 than in 2002. Our profitability at our Cheyenne refinery is also linked to the light/heavy crude spread (the discount at which heavy crude oil sells compared to the sales price of light crude oil) and our profitability at our El Dorado refinery is linked to the WTI/WTS crude spread (the difference between West Texas Intermediate and West Texas Sour crude oil prices). The refined product spread was $4.78 per sales barrel in 2003 compared to $4.24 per sales barrel in 2002 due to higher light product margins, increases in both the light/heavy crude spread and WTI/WTS crude spread, offset by the negative impacts of the 18 day planned major turnaround in March 2003 at our El Dorado refinery and a lower positive inventory valuation impact during the three months ended March 31, 2003 compared to the same period in 2002. For the three months ended March 31, 2003, we realized an increase to the refined product spread from inventory gains of approximately $8.4 million pretax ($5.2 million after tax), which was the net result of inventory gains in January and February because of increasing crude and product prices, partially offset by inventory losses (including lower of cost or market adjustments to inventory of $11.6 million) during March because of decreasing crude and product prices. The lower of cost or market adjustment at El Dorado at March 31, 2003 was exacerbated due to the turnaround and rapid price declines at the end of March. For the three months ended March 31, 2002 we realized an increase to the refined product spread from inventory gains of approximately $13.9 million pretax ($8.6 million after tax) because of increasing crude prices during the quarter.

        The Cheyenne refinery refined product spread was $6.22 per sales barrel in the first quarter of 2003 compared to $4.66 per sales barrel in the first quarter of 2002 due to higher light product margins and an increase in the light/heavy spread offset by a lower positive inventory valuation impact during the three months ended March 31, 2003 compared to the same period in 2002. The light/heavy spread increased from an average $3.75 per barrel in the three months ended March 31, 2002 to $6.27 per barrel for the same period this year. For the three months ended March 31, 2003 at the Cheyenne refinery we realized an increase to the refined product spread from inventory gains of approximately $3.0 million pretax compared to an increase in the refined product spread from inventory gains of $4.7 million pretax for the three months ended March 31, 2002.

        The El Dorado refinery refined product spread was $4.03 per sales barrel in 2003 compared to $4.10 per sales barrel in 2002 due to reduced charges, yields and sales resulting from the 18 day turnaround in March 2003 and a lower positive inventory valuation impact, offset by higher light product margins and an increase in the WTI/WTS crude spread. The WTI/WTS spread increased from an average $1.53 per barrel in the three months ended March 31, 2002 to $2.38 per barrel for the same period this year. For the three months ended March 31, 2003 at the El Dorado refinery, we realized an increase to the refined product spread from inventory gains of approximately $5.4 million pretax, compared to an increase in the refined product spread from inventory gains of $9.1 million pretax for the three months ended March 31, 2002.

        Refined product revenues increased $162.7 million or 49% due to increased sales prices offset by decreased overall sales volumes. Average gasoline prices increased $14.04 per barrel and average diesel and jet fuel prices increased $16.60 per barrel but we experienced a 6% overall decrease in sales volumes. Yields of gasoline decreased 4% while yields of diesel and jet fuel decreased 13% in 2003 compared to the same period in 2002. The primary reason for the lower volumes in sales and yields in 2003 was the turnaround at the El Dorado refinery which commenced on March 18, 2003 and was completed on March 30.

        Other revenues increased $298,000 to $1.7 million in 2003 due to $1.4 million income from realized and unrealized futures trading net gains on inventories in 2003 compared to a $1.1 million gain from the ineffective portion of foreign crude oil hedges in 2002.

        Refining operating costs increased $167.3 million or 52% from 2002 levels due to increases in both raw material, freight and other costs and refinery operating expenses.

        Raw material, freight and other costs per sales barrel increased 67% or $13.43 per sales barrel in 2003 primarily due to higher crude oil prices. The Cheyenne refinery raw material, freight and other costs of $32.09 per sales barrel increased 65% from $19.48 per sales barrel in 2002 due to higher crude oil prices. We benefited from the light/heavy spread averaging $6.27 per barrel in the first three months of 2003 compared to only $3.75 per barrel in the first three months of 2002. The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil was 91% in both 2003 and 2002. The El Dorado refinery raw material, freight and other costs of $34.05 per sales barrel increased 69% from $20.11 per sales barrel in 2002 due to higher crude oil prices.

        Refining operating expense (excluding depreciation) increased by $8.3 million (to $3.93 per sales barrel from $3.11 per sales barrel) during the three months ended March 31, 2003, when compared to the same period in 2002. Higher natural gas costs comprised approximately 40% of the per sales barrel refining operating expense increase with the remainder being primarily due to decreased yields and sales volumes. The Cheyenne refinery operating expense for the three months ended March 31, 2003 increased $1.3 million from the same period in 2002, due to a $1.1 million increase in natural gas costs; however on a per sales barrel basis, refinery operating expense at Cheyenne decreased $.39 to $3.25 per barrel in 2003 due to increased sales volumes. The El Dorado refinery operating expense increased $7.0 million for the three months ended March 31, 2003 from the same period in 2002 due primarily to a $3.5 million increase in natural gas cost, an increase of $1.7 million in salaries resulting from overtime incurred in connection with the turnaround and overall increased benefit costs, and the $700,000 turnaround expense in excess of accrual. On a per sales barrel basis, refinery operating expense at El Dorado increased to $4.29 per barrel for the three months ended March 31, 2003, compared to $2.92 per sales barrel in 2002, a combination effect of both the higher refinery operating expenses and decreased sales volumes in 2003 due to the turnaround.

        Selling and general expenses increased $875,000 or 23% for the three months ended March 31, 2003 compared to the same period in 2002 because of increased salaries, increased travel costs relating to company aircraft and engineering, legal and other consulting services relating to evaluating potential acquisitions.

        Depreciation increased $362,000 or 5% in the 2003 three-month period as compared to the same period in 2002 because of increases in capital investments.

        The interest expense increase of $649,000 or 10% for the three months ended March 31, 2003, was attributable to the write-off of deferred finance costs related to previous repurchases of Senior Notes offset by less interest expense on the revolving credit facility from both lower average borrowings and lower market interest rates this year. Average debt for the three months ended March 31, decreased from $246 million in 2002 to $229 million in 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used by operating activities for the three months ended March 31, 2003 was $19.3 million compared to $10.0 million cash used by operating activities for the three months ended March 31, 2002. Working capital changes required $22.0 million and $17.4 million of cash flows for the first three months of 2003 and 2002, respectively. The major use of working capital during the three months ended March 31, 2003 were increases in inventory of $40.1 million due to higher crude and other prices. The major source of working capital during the three months ended March 31, 2003 was a decrease in receivables of $28.0 million due to low El Dorado refinery sales in March because of the turnaround and timing of cash receipts.

        At March 31, 2003, we had $113.9 million of cash and cash equivalents, $82.3 million available under our line of credit and working capital of $100.2 million.

        Additions to property and equipment in the first three months of 2003 of $6.6 million decreased $9.0 million from the first three months in 2002 which included the $7.5 million El Dorado earn-out payment. Capital expenditures of approximately $41 million are planned in 2003. The planned capital expenditures in excess of $35.0 million will be subject to bank approval or amendment under our revolving credit facility or we may have the option to lease a portion of the equipment required for the Cheyenne refinery low sulfur gasoline project. We are currently in the process of renegotiating our revolving credit facility which would allow our planned level of capital expenditures and provide additional line of credit capacity upon consummation of our merger with Holly.

        During the first quarter of 2003 we have not purchased any additional common stock under our previously announced stock repurchase programs authorized by our Board of Directors to purchase up to six million shares, however, we did acquire 24,825 shares of stock from employees to cover their withholding taxes on shares of restricted stock which vested in March. Through December 2002, 4,367,366 shares of common stock had been purchased under the stock repurchase programs.

        Dividends of $1.3 million were paid to shareholders during the first three months of 2003. These dividends of $.05 per share were declared in December 2002 and were paid on January 13, 2003. Our Board of Directors also declared dividends of $.05 per share, which were paid on April 14, 2003 to shareholders of record on March 28, 2003. The cash required for this dividend was approximately $1.3 million and was accrued as of March 31, 2003.

        On April 17, 2003, we received the net proceeds from a private placement of $220 million of 8% senior notes (“Senior Notes”) due April 15, 2013. The net proceeds of the Senior Notes will be used, together with other available funds, to finance the cash portion of the previously discussed Holly merger, to pay related fees and expenses and to refinance or pay off existing Holly indebtedness. Any remaining net proceeds will be used for other general corporate purposes which may include capital expenditures, potential future acquisitions or the repayment of our existing indebtedness. The Senior Notes were issued at 99.156% of principal amount and were issued by Frontier Escrow Corporation, a newly formed, wholly-owned, direct subsidiary of Frontier that was created solely to issue the Senior Notes and to merge with and into Frontier Oil Corporation upon consummation of the Holly merger. Pending consummation of the Holly merger, the net proceeds of the offering, along with other amounts contributed by us, have been placed in an escrow account. If the Holly merger does not occur by October 31, 2003, the Senior Notes will be redeemed by Frontier Escrow Corporation at a price equal to 101% of the aggregate principal amount of the notes plus accrued interest.

REFINING OPERATING STATISTICAL INFORMATION

Consolidated:                                                                   Three Months Ended
                                                                                     March 31,
                                                                           ---------------------------
                                                                               2003            2002
                                                                           -----------      ----------
Raw material input (bpd)
     Light crude                                                                26,576          31,388
     Heavy and intermediate crude                                               97,699         108,607
     Other feed and blend stocks                                                20,549          17,315
                                                                           -----------      ----------
         Total                                                                 144,824         157,310

Manufactured product yields (bpd)
     Gasoline                                                                   74,614          82,104
     Diesel and jet fuel                                                        42,760          51,273
     Asphalt                                                                     5,382           4,483
     Chemicals (1)                                                                 848             (52)
     Other                                                                      17,792          16,916
                                                                           -----------      ----------
         Total                                                                 141,396         154,724

Total product sales (bpd)
     Gasoline                                                                   83,032          86,366
     Diesel and jet fuel                                                        44,257          50,959
     Asphalt                                                                     3,946           3,398
     Chemicals (1)                                                                 848             319
     Other                                                                      12,838          12,838
                                                                           -----------      ----------
         Total                                                                 144,921         153,880

Operating margin information (per sales bbl)
     Average sales price                                                   $    38.16       $    24.19
     Raw material, freight and other costs (FIFO inventory accounting)          33.38            19.95
                                                                           ----------       ----------
         Product spread                                                          4.78             4.24
     Refinery operating expenses, excluding depreciation                         3.93             3.11
     Depreciation                                                                 .54              .47
                                                                           ----------       ----------
         Operating margin                                                  $      .31       $      .66

Average West Texas Intermediate crude oil price at Cushing, OK             $    34.78       $    21.28

Average sales price (per sales bbl)
     Gasoline                                                              $    41.11       $    27.07
     Diesel and jet fuel                                                        40.88            24.28
     Asphalt                                                                    23.59            14.92
     Chemicals (1)                                                              64.82            35.10
     Other                                                                      12.48             6.58

(1)  During the first quarter of 2002, the process of shutting down the petro-chemical complex at El Dorado began and we discontinued the production of phenol and acetone and began producing and selling benzene.

REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:                                                               Three Months Ended
                                                                                      March 31,
                                                                            ---------------------------
                                                                               2003             2002
                                                                            ----------       ----------
Raw material input (bpd)
     Light crude                                                                 3,766            3,227
     Heavy crude                                                                38,458           32,616
     Other feed and blend stocks                                                 6,681            4,867
                                                                            ----------       ----------
         Total                                                                  48,905           40,710

Manufactured product yields (bpd)
     Gasoline                                                                   20,866           16,512
     Diesel                                                                     14,093           12,640
     Asphalt                                                                     5,382            4,483
     Other                                                                       7,246            6,117
                                                                            ----------       ----------
         Total                                                                  47,587           39,752

Total product sales (bpd)
     Gasoline                                                                   27,620           21,026
     Diesel                                                                     13,877           11,802
     Asphalt                                                                     3,946            3,398
     Other                                                                       4,420            4,304
                                                                            ----------       ----------
         Total                                                                  49,863           40,530

Operating margin information (per sales bbl)
     Average sales price                                                    $    38.31       $    24.14
     Raw material, freight and other costs (FIFO inventory accounting)           32.09            19.48
                                                                            ----------       ----------
         Product spread                                                           6.22             4.66
     Refinery operating expenses, excluding depreciation                          3.25             3.64
     Depreciation                                                                  .85              .96
                                                                            ----------       ----------
         Operating margin                                                   $     2.12       $      .06

Average light/heavy crude spread based on delivered crude costs (per bbl)   $     6.27       $     3.75

Average sales price (per sales bbl)
     Gasoline                                                               $    42.99       $    28.87
     Diesel                                                                      42.60            25.34
     Asphalt                                                                     23.59            14.92
     Other                                                                        8.78             4.97

REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:                                                            Three Months Ended
                                                                                    March 31,
                                                                          ----------------------------
                                                                              2003             2002
                                                                          -----------       ----------
Raw material input (bpd)
     Light crude                                                               22,810           28,161
     Heavy and intermediate crude                                              59,241           75,991
     Other feed and blend stocks                                               13,868           12,449
                                                                          -----------       ----------
         Total                                                                 95,919          116,601

Manufactured product yields (bpd)
     Gasoline                                                                  53,748           65,592
     Diesel and jet fuel                                                       28,667           38,633
     Chemicals (1)                                                                848              (52)
     Other                                                                     10,547           10,798
                                                                          -----------       ----------
         Total                                                                 93,810          114,971

Total product sales (bpd)
     Gasoline                                                                  55,412           65,339
     Diesel and jet fuel                                                       30,380           39,157
     Chemicals (1)                                                                848              319
     Other                                                                      8,417            8,534
                                                                          -----------       ----------
         Total                                                                 95,057          113,349

Operating margin information (per sales bbl)
     Average sales price                                                  $     38.08       $    24.21
     Raw material, freight and other costs (FIFO inventory accounting)          34.05            20.11
                                                                          -----------       ----------
         Product spread                                                          4.03             4.10
     Refinery operating expenses, excluding depreciation                         4.29             2.92
     Depreciation                                                                 .38              .29
                                                                          -----------       ----------
         Operating margin (loss)                                          $      (.64)      $      .89

WTI/WTS crude spread (per bbl)                                            $      2.38       $     1.53

Average sales price (per sales bbl)
     Gasoline                                                             $     40.17       $    26.50
     Diesel and jet fuel                                                        40.09            23.96
     Chemicals (1)                                                              64.82            35.10
     Other                                                                      14.43             7.39

(1)  During the first quarter of 2002, the process of shutting down the petro-chemical complex at El Dorado began and we discontinued the production of phenol and acetone and began producing and selling benzene.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Impact of Changing Prices. Our revenues and cash flows, as well as estimates of future cash flows, are very sensitive to changes in energy prices. Major shifts in the cost of crude oil and the price of refined products and natural gas can result in large changes in the operating margin from refining operations. These prices also determine the carrying value of the refineries’ inventories.

        Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, our purchases of foreign crude oil and consumption of natural gas in the refining process as well as fix margins on certain future production. The commodity derivative contracts we use may take the form of futures contracts or price swaps and are entered into with reputable counterparties. We use futures transactions to price foreign crude oil cargos at the time when the crude oil is processed by the El Dorado Refinery instead of the price when purchased. Foreign crude oil delivery times can exceed one month from when the purchase is made. In addition, we may engage in futures transactions for the purchase of natural gas at fixed prices. The El Dorado and Cheyenne refineries consume natural gas for energy and feedstock purposes. We account for our commodity derivative contracts under 1) the hedge (or deferral) method of accounting when the derivative contracts qualify and are designated as hedges for accounting purposes, or 2) mark-to-market accounting if we elect not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in refining operating costs when the associated transactions are consummated while gains and losses on transactions accounted for using mark-to-market accounting are reflected in other revenues at each period end.

        Other revenues for the three months ended March 31, 2003 included $1.4 million realized and unrealized net gains on derivative contracts accounted for using mark-to market accounting.

        At March 31, 2003 the Company had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are being reflected in other revenues:

•	Derivative contracts on 191,000 barrels of crude oil to hedge gas oil inventory builds which resulted from the March 2003 turnaround at our El Dorado refinery. These open contracts have total unrealized gains at March 31, 2003 of approximately $562,000. During the three months ended March 31, 2003 we realized net gains of approximately $633,000 on closed out contracts to hedge the gas oil inventory.

•	Derivative contracts on 155,000 barrels of crude oil to hedge crude oil inventory builds which resulted from the March 2003 turnaround at the El Dorado refinery. These open contracts have total unrealized gains at March 31, 2003 of approximately $164,000.

        We had no open derivative contracts at March 31, 2003 which were being accounted for as hedges. During the three months ended March 31, 2003, we had the following derivatives which were appropriately designated and accounted for as hedges during the period:

•	Natural Gas Collars. Price swaps on natural gas for the purpose of hedging against natural gas price increases for February and March 2003 for approximately 100% of the El Dorado refinery’s anticipated usage and which are accounted for as cash flow hedges. The February group of contracts to hedge natural gas costs were for 700,000 MMBTU and expired with no gain or loss. The March group of contracts to hedge natural gas totaled 720,000 MMBTU and we realized a $1.7 million gain which reduced refining operating costs in March.

•	Crude Contracts. In January 2003, we had derivative contracts on 200,000 barrels of crude oil to hedge Canadian crude costs for our Cheyenne refinery which were accounted as fair value hedges. A $13,000 loss was realized on these positions of which $31,000 increased crude costs and $18,000 income was reflected in other revenues for the ineffective portion of this hedge.

        Interest Rate Risk. Borrowings under our revolving credit facility bear a current market rate of interest. Our approximately $39.5 million of outstanding 9-1/8% Senior Notes, due 2006, have a fixed interest rate. Our approximately $170.5 million principal of 11¾% Senior Notes outstanding, due 2009, also have a fixed interest rate. Accordingly, our long-term debt is not exposed to cash flow risk from interest rate changes; however, our long-term debt is exposed to fair value risk. The estimated fair value of the 9-1/8% Senior Notes at March 31, 2003 was $40.3 million and the estimated fair value of the 11¾% Senior Notes was $184.1 million.

ITEM 4.  CONTROLS AND PROCEDURES

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Executive Vice President - Finance & Administration, Chief Financial Officer of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-14 of the Exchange Act. Based on that evaluation, our Chairman of the Board, President and Chief Executive Officer and our Executive Vice President - Finance & Administration, Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

        There have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II  -  OTHER INFORMATION

ITEM 1.	Legal Proceedings - None, that in the opinion of management, would have a material impact on the registrant.
ITEM 2.	Changes in Securities - There have been no changes in the constituent instruments defining the rights of the holders of any class of registered securities during the current quarter.
ITEM 3.	Defaults Upon Senior Securities - None.
ITEM 4.	Submission of Matters to a Vote of Security Holders -

The annual meeting of the registrant was held April 17, 2003 with the shareholders approving the proposals for the election of seven directors and the appointment of Deloitte & Touche LLP as the Company’s auditors.

ITEM 5.	Other Information - None.
ITEM 6.	Exhibits and Reports on Form 8-K -

(a)  Exhibits

10.1 – Agreement and Plan of Merger dated March 30, 2003, by and among Frontier Oil Corporation, Front Range Himalaya Corporation, Front Range Merger Corporation, Himalaya Merger Corporation and Holly Corporation (incorporated by reference and filed as Exhibit 99.2 to Form 8-K dated March 30, 2003).

99.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

A report on Form 8-K dated March 30, 2003 was filed April 2, 2003. This report included Item 5 for the reporting of Other Events and Item 7(c) – Exhibits and provided information on the Agreement and Plan of Merger between Frontier Oil Corporation and Holly Corporation, Exhibits included the Agreement and Plan of Merger and related supporting agreements including Holly Holder Support Agreement, Frontier Affiliate’s Support Agreement and Registration Rights Agreement.

A report on Form 8-K was dated and filed April 2, 2003. This report included Item 5 for the reporting of Other Events and Item 7(c) – Exhibits and announced that Frontier Oil Corporation was proposing to make a private placement of senior notes.

A report on Form 8-K dated May 1, 2003 was filed May 2, 2003. This report included Item 7 for the reporting of Financial Statements and Item 9 Regulation FD Disclosure and included the press release with financial results for Frontier Oil Corporation for the quarter ended March 31, 2003.

A report on Form 8-K dated April 17, 2003 was filed May 9, 2003. This report included Item 5 for the reporting of Other Events and Item 7(c) – Exhibits, which included the Registration Rights Agreement dated March 30, 2003, as amended, among Frontier Oil Corporation and other parties executed in connection with the Agreement and Plan of Merger between Frontier Oil Corporation and Holly Corporation. The Registration Rights Agreement was previously filed as Exhibit 99.5 to Frontier’s current report on Form 8-K dated March 30, 2003 and filed April 2, 2003.

A report on Form 8-K dated May 12, 2003 was filed May 14, 2003. This report included as exhibits an amendment dated May 12, 2003 to the Agreement and Plan of Merger between Frontier Oil Corporation and Holly Corporation (previously filed as an exhibit to Form 8-K dated March 30, 2003 and filed April 2, 2003) and the Contingent Value Rights Agreement dated May 12, 2003 executed in connection with the Agreement and Plan of Merger.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER OIL CORPORATION

By:	/s/ Nancy J. Zupan –––––––––––––––––––– Nancy J. Zupan Vice President - Controller (principal accounting officer)

Date:  May 14, 2003

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, James R. Gibbs, Chairman of the Board, President and Chief Executive Officer of Frontier Oil Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Frontier Oil Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

May 14, 2003

/s/ James R. Gibbs James R. Gibbs Chairman of the Board, President and Chief Executive Officer

CERTIFICATION BY CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Julie H. Edwards, Executive Vice President - Finance & Administration, Chief Financial Officer of Frontier Oil Corporation certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Frontier Oil Corporation;
2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

May 14, 2003

/s/ Julie H. Edwards Julie H. Edwards Executive Vice President - Finance & Administration, Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Frontier Oil Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, James R. Gibbs, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  James R. Gibbs
James R. Gibbs
Chairman of the Board, President and
Chief Executive Officer

May 14, 2003

Exhibit 99.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Frontier Oil Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Julie H. Edwards, Executive Vice President - Finance & Administration, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, to my knowledge, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Julie H. Edwards
Julie H. Edwards
Executive Vice President - Finance & Administration,
Chief Financial Officer

May 14, 2003