Form 10-Q/A
period 2003-06-30
FRONTIER OIL CORP /NEW/
filed 2003-08-15
CIK 110430

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

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED JUNE 30, 2003

INDEX

Part I  -  Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II  -  Other Information

PURPOSE OF AMENDMENT

        Frontier Oil Corporation is filing this amendment to its Quarterly Report on Form 10-Q/A for the quarter and six months ended June 30, 2003, originally filed on August 11, 2003, to correct the subtotal of Property, Plant and Equipment less Accumulated Depreciation on the balance sheet. This amendment to the original Form 10-Q amends and restates the original Form 10-Q. Frontier Oil Corporation has not updated the disclosure in this amendment to speak as of a later date. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the period reports filed subsequent to the original filing date with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

        This Form 10-Q/A contains “forward-looking statements,” as defined by the Securities and Exchange Commission. Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

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

        Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Form 10-Q/A are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

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

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

June 30, 2003 and December 31, 2002                                             2003            2002
                                                                            -----------      ----------
ASSETS
Current Assets:
     Cash, including cash equivalents of
         $72,441 in 2003 and $109,825 in 2002                               $    77,822      $  112,364
     Restricted cash                                                              3,617               -
     Trade receivables, net of allowance of $500 in both years                   78,434          81,154
     Note receivable, net of allowance of $800                                    1,449           1,449
     Other receivables                                                            2,815             987
     Inventory of crude oil, products and other                                 136,550         105,160
     Deferred tax current assets                                                  4,599           5,346
     Other current assets                                                         1,540           2,510
                                                                            -----------      ----------
         Total current assets                                                   306,826         308,970
                                                                            -----------      ----------

Restricted Cash                                                                 228,067               -
Property, Plant and Equipment, at cost:
     Refineries and pipeline                                                    465,940         447,948
     Furniture, fixtures and other equipment                                      5,206           5,119
                                                                            -----------      ----------
                                                                                471,146         453,067
         Less - Accumulated depreciation                                        158,158         144,127
                                                                            -----------      ----------
                                                                                312,988         308,940
Asset Held for Sale                                                                   -             472
Deferred Financing Costs, Net                                                    11,063           5,460
Other Assets                                                                      7,321           5,035
                                                                            -----------      ----------
TOTAL ASSETS                                                                $   866,265      $  628,877
                                                                            ===========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                       $   197,165      $  174,917
     Revolving credit facility                                                    8,000               -
     Accrued turnaround cost                                                      5,266          12,849
     Accrued liabilities and other                                                9,289           9,095
     Accrued interest                                                             7,476           3,856
                                                                            -----------      ----------
         Total current liabilities                                              227,196         200,717

Long-Term Debt                                                                  426,231         207,966
Long-Term Accrued Turnaround Cost                                                16,499          14,013
Post-Retirement Employee Liabilities                                             19,198          18,784
Deferred Credits and Other                                                        3,892           3,963
Deferred Income Taxes                                                            11,808          15,176

Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                             -               -
Common stock, no par, 50,000,000 shares authorized,
         30,316,549 and 30,290,324 shares issued in 2003 and 2002                57,472          57,469
     Paid-in capital                                                            102,838         102,557
     Retained earnings                                                           42,316          49,621
     Accumulated other comprehensive income (loss)                                 (598)           (598)
     Treasury stock, 4,176,035 shares and 4,151,210 shares
         in 2003 and 2002                                                       (38,387)        (37,959)
     Deferred employee compensation                                              (2,200)         (2,832)
                                                                            -----------      ----------
     Total Shareholders' Equity                                                 161,441         168,258
                                                                            -----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $   866,265      $  628,877
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

Date: August 15, 2003