Form 10-K/A
period 2002-12-31
FRONTIER OIL CORP /NEW/
filed 2003-10-31
CIK 110430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the registrant’s 2003 annual meeting of shareholders are incorporated by reference into Items 10 through 13 of Part III.

PURPOSE OF AMENDMENT

        Frontier Oil Corporation is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2002, originally filed on March 4, 2003, in response to comments received from the Securities and Exchange Commission. This amendment to the original Form 10-K amends and restates the original Form 10-K in its entirety, but continues to speak as of the date of the original filing of the original Form 10-K. Frontier Oil Corporation has not updated the disclosure in this amendment to speak as of a later date. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS

        This Form 10-K/A contains forward-looking statements, which include, among other things, statements regarding (1) projections of revenues, earnings, earnings per share, capital expenditures or other financial items, (2) statements of plans and objectives for future operations, including acquisitions, (3) statements of future economic performance, or (4) statements of assumptions or estimates underlying or supporting the foregoing are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and Section 21E of the Exchange Act. These forward-looking statements can generally be identified by the words “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “budget,” “forecast,” “will,” “could,” “should,” “may,” and similar expressions.

        Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this document are reasonable, we can give no assurance that such plans, intentions or expectations will be achieved. These statements are based on assumptions made by us based on our experience and perception of historical trends, current conditions, expected future developments and other factors that we believe are appropriate in the circumstances. Such statements are subject to a number of risks and uncertainties, many of which are beyond our control. You are cautioned that any such statements are not guarantees of future performance and that actual results or developments may differ materially from those projected in the forward-looking statements.

        We undertake no obligation to publicly release the result of any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K/A, or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.   BUSINESS

Summary

        The terms “Frontier” and “we” as used in this Form 10-K/A refer to Frontier Oil Corporation and its subsidiaries, except where it is clear that those terms mean only the parent company. When we use the term “Rocky Mountain region,” we refer to the states of Colorado, Wyoming, Montana and Utah, and when we use the term “Plains States,” we refer to the states of Kansas, Nebraska, Iowa, Missouri, North Dakota and South Dakota.

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

Refining Operations

        Varieties of Crude Oil. Traditionally, crude oil has been classified as (1) sweet (if sulfur content is low) or sour (if sulfur content is high), (2) light (if gravity is high) or heavy (if gravity is low) and (3) intermediate (if gravity or sulfur content is in between). For the most part, heavy crude oil tends to be sour and light crude oil tends to be sweet. When refined, light crude oil produces a higher yield of higher margin refined products such as gasoline, diesel and jet fuel and as a result, is more expensive than heavy crude oil. In contrast, heavy crude oil produces more low margin by-products and heavy residual oils. The discount at which heavy crude oil sells compared to the sales price of light crude oil is known in the industry as the light/heavy spread. Coking units, such as the ones used by our refineries, can process certain by-products and heavy residual oils to produce additional volumes of gasoline and diesel, thus increasing the aggregate yield of higher margin refined products from the same initial volume of crude oil.

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

         Marketing and Distribution.

        Cheyenne Refinery. The primary market for the Cheyenne refinery’s refined products is the eastern slope area of the Rocky Mountain region, which includes Colorado and Wyoming. For the year ended December 31, 2002, we sold approximately 82% of the Cheyenne refinery’s gasoline sales volumes in Colorado and 8% in Wyoming. For the year ended December 31, 2002, we sold approximately 37% of the Cheyenne refinery’s diesel sales volumes in Colorado and 45% in Wyoming. Because of the location of the Cheyenne refinery, we are able to sell a significant portion of its diesel product from a truck rack at the refinery, eliminating any transportation costs. The gasoline and remaining diesel produced by this refinery are primarily shipped via pipeline to terminals for distribution by truck or rail. Pipeline shipments from the Cheyenne refinery are handled mainly by the Kaneb pipeline, serving Denver and Colorado Springs, Colorado, and the Continental pipeline, serving Sidney, Nebraska.

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

        In connection with our late 1999 refinery acquisition we entered into a 15-year refined product offtake agreement with Shell, as previously discussed. For the year ended December 31, 2002, Shell was the El Dorado refinery’s largest customer. Under the agreement, Shell will purchase gasoline, diesel and jet fuel produced by the El Dorado refinery at market-based prices. Initially in 1999, Shell purchased all of the El Dorado refinery’s production of these products. Beginning in 2000, we retained and marketed a portion of the refinery’s gasoline and diesel production. This portion will increase 5,000 barrels per day each year for ten years, beginning at 5,000 barrels per day in 2000 rising to 50,000 barrels per day in 2009 and remaining at that level through the term of the agreement. Shell will continue to purchase all jet fuel production for the first five years of the agreement through 2004, but thereafter, we can market all of the El Dorado refinery’s jet fuel production. The agreement will allow us to focus on maximizing the operating efficiency of our El Dorado refinery during the initial years of our ownership. As our sales to Shell under this agreement decrease, we intend to sell the gasoline and diesel produced by the El Dorado refinery in the same markets as Shell currently does, as described above.

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

        We have a foreign crude oil supply agreement with Shell that expires July 2003, which may be renewed. Under this agreement, we may purchase crude oil for the El Dorado Refinery from Shell, although we are not obligated to do so. We are obligated to pay monthly installments towards an annualized commitment fee to Shell for making foreign crude volumes available to us under this agreement based on a per barrel fee for crude purchased under this agreement. This agreement allows us to use Shell’s worldwide network to acquire foreign crude oil. In the event that the crude supply agreement is not renewed, we will purchase all of our crude oil charge from various third parties and will continue to rely primarily on the Cushing hub and the Osage pipeline to supply crude oil to the El Dorado refinery.

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

Government Regulation

        Environmental Matters. Our refining and marketing operations are subject to a variety of federal, state and local health and environmental laws and regulations governing product specifications, the discharge of pollutants into the air and water, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Numerous permits with varying terms of duration are required for the operation of our refineries, and these permits are subject to revocation, expiration, modification and renewal. Timely application for new permits and/or renewal of existing permits is undertaken as necessary to maintain compliance with applicable permitting requirements. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to injunctions, civil fines and even criminal penalties. We believe that each of our refineries has obtained all necessary permits and is in substantial compliance with such permits, and other applicable existing environmental laws and regulations.

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

        Our operations are also subject to the Clean Water Act (“CWA”) and comparable state and local requirements. The CWA and analogous laws prohibit any discharge into surface waters and ground waters except in strict conformance with permits, such as National Pollutant Discharge Elimination System (“NPDES”) permits, issued by federal and state governmental agencies. NPDES permits and analogous water discharge permits are valid for a maximum of five years and must be renewed. In addition, changes in our operations may require us to modify our permits. When permits are modified or renewed, we may be required to update our wastewater treatment facilities to comply with potentially stricter discharge limits. No material capital expenditures are currently anticipated to be necessary to maintain our compliance with CWA requirements.

        We generate wastes that may be subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Some of the disposal methods we used in the past are no longer allowed or are substantially limited. This may cause us to incur additional costs for the disposal of wastes and the maintenance or closure of waste disposal areas. Because other refineries will be required to make similar expenditures, we do not expect such expenditures to materially adversely impact our competitive position. No capital expenditures other than those potential cleanup and remediation matters identified in the discussion of the Cheyenne Refinery are currently anticipated to be necessary to maintain our compliance with RCRA requirements.

        The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as “Superfund,” imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons, including past owners and operators, who are considered to be responsible for the release of a “hazardous substance” into the environment. These persons include the current and/or former owner(s) or operator(s) of the disposal site or sites where the release occurred and the current and/or former owners or operators of companies or facilities that disposed or arranged for the disposal of the hazardous substances. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. Analogous state laws impose similar responsibilities and liabilities on responsible parties. In the course of our historical operations, as well as in our current ordinary operations, we have generated waste, some of which falls within the statutory definition of a “hazardous substance” and some of which may have been disposed of at sites that may require cleanup under Superfund. We are not aware of any existing or potential CERCLA liability that would result in capital costs material to the Company.

        In 1997, we completed the divestiture of our former oil and gas properties and assets. While the transactions that conveyed these properties and assets to new owners were intended to transfer any attendant environmental liabilities to the new owners, we cannot assure you that we will never be subject to liability for any former activity respecting the divested oil and gas properties. Prior to the divestiture, we were named as a potentially responsible party (“PRP”) under CERCLA at the Gulf Coast Vacuum Services Superfund Site located in Vermilion Parish, Louisiana. We have entered into a consent decree resolving our liabilities as a PRP at this Superfund site. The site has since been cleaned up to the satisfaction of the EPA and the State of Louisiana and was subsequently removed from the National Priority List (“NPL”) by EPA direct final rule on May 22, 2001 (28093 – 28096 Federal Register / Vol. 66, No. 99 / Tuesday, May 22, 2001 / Rules and Regulations). In accordance with the decree, Frontier was assessed and has paid in full a 1.2717% share of the final site cleanup cost of $179,490 equaling $2,284. We believe that any future liabilities related to this site will not have a material adverse effect on our financial condition. We also believe that any liability relating to our historical practices respecting the oil and gas properties will not have a material adverse effect on our financial condition, results of operations or business.

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

        Our ability to satisfy our debt obligations will depend upon our future operating performance. Prevailing economic conditions and financial, business and other factors, many of which are beyond our control, will affect our ability to make payments on our debt obligations. If we cannot generate sufficient cash from operations to meet our other obligations, we may need to refinance or sell assets. Our business may not generate sufficient cash flow, or we may not be able to obtain sufficient funding, to make the payments required by all of our debt.

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

        The price at which we can sell gasoline and other refined products is strongly influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. However, if crude oil prices increase significantly, our operating margins would fall unless we could pass along these price increases to our customers. From time to time, we purchase forward crude oil supply contracts, have entered into forward product agreements to hedge excess inventories and for the El Dorado refinery, we have hedged our refined product margins.

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

        Our profitability, particularly at the Cheyenne refinery, is linked to the price spread between light and heavy crude oil. We prefer to refine heavy crude oil because it provides a wider refining margin than light crude does. Accordingly, any tightening of the light/heavy spread will reduce our profitability. Crude prices were low at the beginning of 2002 making it uneconomical for companies to produce heavy crude oil, which sells at a discount to light crude. Although crude prices rose gradually during 2002, the light/heavy spread only began to widen again in the fourth quarter. Crude oil prices may not remain at their current levels and the light/heavy spread may decline again.

External factors beyond our control can cause fluctuations in demand for our products and in our prices and margins, which may negatively affect income and cash flow.

        External factors can also cause significant fluctuations in demand for our products and volatility in the prices for our products and other operating costs and can magnify the impact of economic cycles on our business. Examples of external factors include:

•	general economic conditions;
•	competitor actions;
•	availability of raw materials;
•	international events and circumstances; and
•	governmental regulation in the United States and abroad, including changes in policies of the Organization of Petroleum Exporting Countries.

        Demand for our products is influenced by general economic conditions. For example, refined product margins and crude oil differentials in 2001 were at near record levels. After experiencing such record levels, refined product margins and crude oil differentials declined substantially in 2002. This decline was attributed to unusually high prices for oil, reduced market demand for refined products and greater imports of competitive products, all of which adversely affected our results of operations in 2002. The existence of similar economic and market conditions in the future may have a negative impact on our business and financial results.

Our refineries face operating hazards and the potential limits on insurance coverage could expose us to potentially significant liability costs.

        Our operations are subject to significant interruption and our profitability is impacted if any of our refineries experiences a major accident or fire, is damaged by severe weather or other natural disaster, or otherwise is forced to curtail its operations or shut down. If a pipeline becomes inoperative, crude oil would have to be supplied to these refineries through an alternative pipeline or from additional tank trucks to the refinery, which could hurt our business and profitability. In addition, a major accident, fire or other event could damage a refinery or the environment or cause personal injuries. If a refinery experiences a major accident or fire or other event or an interruption in supply or operations, our business could be materially adversely affected if the damage or liability exceeds the amounts of business interruption, property, terrorism and other insurance that we maintain against these risks.

        Our refineries consist of many processing units, a number of which have been in operation for a long time. One or more of the units may require additional, unscheduled down time, or “turnaround”, for unanticipated maintenance or repairs that is more frequent than our scheduled turnaround for each unit every one to five years. Scheduled and unscheduled turnarounds could reduce our revenues during the period of time that our units are not operating.

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

        Our results of operations may be affected by increased costs resulting from compliance with the extensive environmental laws to which our business is subject and from any possible contamination of our facilities as a result of accidental spills, discharges or other releases of petroleum or hazardous substances.

        Our operations are subject to a variety of federal, state and local environmental laws and regulations relating to the protection of the environment, including those governing the emission or discharge of pollutants into the air and water, product specifications and the generation, treatment, storage, transportation and disposal, or remediation of solid and hazardous waste and materials. Environmental laws and regulations that affect the operations, processes and margins for our refined products are extensive and have become progressively more stringent. Additional legislation or regulatory requirements or administrative policies could be imposed with respect to our products or activities. Compliance with more stringent laws or regulations or more vigorous enforcement policies of the regulatory agencies could adversely affect our financial position and results of operations and could require us to make substantial expenditures. For the amount of potential costs associated with such compliance, see “Business-Government Regulation-Environmental Matters.”

        Our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances. Past or future spills related to any of our operations, including our refineries, pipelines or product terminals, may give rise to liability (including potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. This may involve contamination associated with facilities we currently own or operate, facilities we formerly owned or operated and facilities to which we sent wastes or by-product for treatment or disposal and other contamination. Accidental discharges could occur in the future, future action maybe taken in connection with past discharges, governmental agencies may assess penalties against us in connection with past or future contamination, and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future releases or spills, the failure of some prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly discovered information or conditions that may require a response could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations. For the amount of potential clean-up costs, see “Business-Government Regulation-Environmental Matters.”

We may have labor relations difficulties with some of our employees represented by unions.

        Approximately 59 percent of our employees were covered by collective bargaining agreements at December 31, 2002. We believe that our current relations with our employees are good. However, employees may conduct a strike at some time in the future, which may adversely affect our operations. See “Business-Employees.”

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

Consolidated:

Year Ended December 31,                                                       2002          2001           2000
-------------------------------------------------------------------------------------------------------------------
Charges (bpd) (1)
    Light crude                                                                35,684         31,456         35,605
    Heavy and intermediate crude                                              110,372        111,061        105,529
    Other feed and blend stocks                                                17,760         15,538         14,884
                                                                          -----------    -----------    -----------
       Total                                                                  163,816        158,055        156,018

Manufactured product yields (bpd) (2)
    Gasoline                                                                   84,645         78,126         76,795
    Diesel and jet fuel                                                        53,436         51,210         50,924
    Asphalt                                                                     7,437          6,067          7,407
    Chemicals (3)                                                                 369          1,370          1,804
    Other                                                                      14,915         18,416         15,956
                                                                          -----------    -----------    -----------
       Total                                                                  160,802        155,189        152,886

Total product sales (bpd)
    Gasoline                                                                   91,989         83,737         83,070
    Diesel and jet fuel                                                        53,378         51,539         51,568
    Asphalt                                                                     7,490          6,875          6,490
    Chemicals (3)                                                                 439          1,413          1,964
    Other                                                                      13,236         15,536         15,066
                                                                          -----------    -----------    -----------
       Total                                                                  166,532        159,100        158,158

Refinery operating margin information (per sales bbl)
    Refined product revenue                                               $     29.82    $    32.53     $     35.20
    Raw material, freight and other costs (FIFO inventory accounting)           25.71         25.69           30.41
    Refinery operating expenses, excluding depreciation                          2.93          3.27            3.07
    Refinery depreciation                                                         .44           .42             .39
                                                                          -----------    ----------     -----------
       Operating margin                                                   $       .74    $     3.15     $      1.33

Average West Texas Intermediate crude oil price at Cushing, OK            $     26.17    $    26.09     $     31.25

Average sales price (per sales bbl)
    Gasoline                                                              $     33.08    $    35.85     $     38.09
    Diesel and jet fuel                                                         30.35         34.12           37.19
    Asphalt                                                                     21.64         22.81           25.39
    Chemicals (3)                                                               41.68         70.81           70.52
    Other                                                                        9.24         10.21           12.16

(1)	Charges are the quantity of crude oil and other feedstock processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and the operations of other refinery process units.
(3)	During 2002, the process of shutting down the phenol and cumene units at El Dorado began and by year-end we had discontinued the production of phenol and acetone and began producing and selling benzene.

Cheyenne Refinery:

Year Ended December 31,                                                       2002           2001          2000
-------------------------------------------------------------------------------------------------------------------
Charges (bpd) (1)
    Light crude                                                                 4,070          3,390          2,465
    Heavy crude                                                                37,231         32,790         36,568
    Other feed and blend stocks                                                 4,882          4,626          4,996
                                                                          -----------    -----------    -----------
       Total                                                                   46,183         40,806         44,029

Manufactured product yields (bpd) (2)
    Gasoline                                                                   18,196         15,956         17,441
    Diesel                                                                     13,434         12,091         12,542
    Asphalt                                                                     7,437          6,067          7,407
    Other                                                                       5,855          5,590          5,425
                                                                          -----------    -----------    -----------
       Total                                                                   44,922         39,704         42,815

Total product sales (bpd)
    Gasoline                                                                   24,559         21,090         22,492
    Diesel                                                                     13,361         12,031         12,583
    Asphalt                                                                     7,490          6,875          6,490
    Other                                                                       4,243          3,877          4,804
                                                                          -----------    -----------    -----------
       Total                                                                   49,653         43,873         46,369

Refinery operating margin information (per sales bbl)
    Refined product revenue                                               $     29.91    $    32.88     $     34.19
    Raw material, freight and other costs (FIFO inventory accounting)           25.18         24.85           28.51
    Refinery operating expenses, excluding depreciation                          3.02          3.39            2.83
    Refinery depreciation                                                         .83           .85             .73

Average light/heavy crude spread based on delivered
    crude costs (per bbl) (3)                                             $      4.24    $     7.07     $      5.09

Average sales price (per sales bbl)
    Gasoline                                                              $     35.22    $    38.81     $     40.03
    Diesel                                                                      32.16         36.40           39.22
    Asphalt                                                                     21.64         22.81           25.39
    Other                                                                        6.68          7.58            5.61

(1)	Charges are the quantity of crude oil and other feedstock processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and the operations of other refinery process units.
(3)	Average light/heavy spread is the discount at which heavy crude oil (gravity is low) sells compared to the sales price of light crude oil (gravity is high).

El Dorado Refinery:

Year Ended December 31,                                                       2002           2001          2000
-------------------------------------------------------------------------------------------------------------------
Charges (bpd) (1)
    Light crude                                                                31,614         28,066         33,140
    Heavy and intermediate crude                                               73,141         78,272         68,961
    Other feed and blend stocks                                                12,878         10,912          9,888
                                                                          -----------    -----------    -----------
       Total                                                                  117,633        117,250        111,989

Manufactured product yields (bpd) (2)
    Gasoline                                                                   66,449         62,170         59,354
    Diesel and jet fuel                                                        40,002         39,119         38,382
    Chemicals (3)                                                                 369          1,370          1,804
    Other                                                                       9,061         12,825         10,531
                                                                          -----------    -----------    -----------
       Total                                                                  115,881        115,484        110,071

Total product sales (bpd)
    Gasoline                                                                   67,430         62,646         60,579
    Diesel and jet fuel                                                        40,017         39,508         38,985
    Chemicals (3)                                                                 439          1,413          1,964
    Other                                                                       8,993         11,659         10,262
                                                                          -----------    -----------    -----------
       Total                                                                  116,879        115,226        111,790

Refinery operating margin information (per sales bbl)
    Refined product revenue                                               $     29.78    $    32.40      $    35.62
    Raw material, freight and other costs (FIFO inventory accounting)           25.93         26.01           31.20
    Refinery operating expenses, excluding depreciation                          2.90          3.22            3.17
    Refinery depreciation                                                         .28           .26             .25

WTI/WTS crude spread (per bbl) (4)                                        $      1.36    $     3.10     $      2.06

Average sales price (per sales bbl)
    Gasoline                                                              $     32.30    $    34.85     $     37.37
    Diesel and jet fuel                                                         29.75         33.43           36.53
    Chemicals (3)                                                               41.68         70.81           70.52
    Other                                                                       10.45         11.08           15.22

(1)	Charges are the quantity of crude oil and other feedstock processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and the operations of other refinery process units.
(3)	During 2002, the process of shutting down the phenol and cumene units at El Dorado began and by year-end we had discontinued the production of phenol and acetone and began producing and selling benzene.
(4)	Average differential between benchmark West Texas intermediate (sweet) and West Texas sour crude oil prices.

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

         None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The registrant’s common stock is listed on the New York Stock Exchange under the symbol FTO. The quarterly high and low sales prices as reported on the New York Stock Exchange, for 2002 and 2001 are shown in the following table:

------------------------ ---------------- ----------------
         2002                 High              Low
------------------------ ---------------- ----------------
Fourth quarter                  $ 17.61        $ 10.68
Third quarter                     17.50          11.47
Second quarter                    22.75          14.66
First quarter                     21.90          15.94
------------------------ ---------------- ----------------

         2001                 High              Low
------------------------ ---------------- ----------------
Fourth quarter                  $ 20.25        $ 14.65
Third quarter                     17.00          10.80
Second quarter                    16.75           7.55
First quarter                      8.99           6.38
------------------------ ---------------- ----------------

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

Equity Compensation Plan Information as of December 31, 2002

-------------------------------- ----------------------------- ----------------------------- -----------------------------
                                                                                                 Number of securities
                                                                                                 remaining available
                                     Number of securities                                        for future issuance
                                      to be issued upon              Weighted-average                under equity
                                         exercise of                exercise price of             compensation plans
                                     outstanding options           outstanding options,         (excluding securities
                                     warrants and rights           warrants and rights         reflected in column (a))
         Plan Category                       (a)                           (b)                           (c)
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

        The Frontier Oil Corporation Restricted Stock Plan (the “Restricted Stock Plan”) is administered by the Compensation Committee of the Board of Directors. Any key employee, as determined by the Compensation Committee, is eligible to be granted shares of restricted stock under the Restricted Stock Plan. Upon delivery of shares of restricted stock, the participant generally has, subject to the restrictions contained in his or her award agreement, all rights of a shareholder, including the right to vote and receive dividends, if any. Shares granted under the Restricted Stock Plan vest as provided in his or her award agreement, except that the shares automatically vest upon a change in control of the Company. Subject to certain exceptions, shares of restricted stock may not be transferred unless and until the shares have been issued and all restrictions on the shares have lapsed. The Restricted Stock Plan provides for the grant of restricted stock to acquire up to 1,000,000 shares.

        The Company’s 1995 Stock Grant Plan for Non-Employee Directors (the “1995 Plan”) is administered by a committee consisting of directors who are not eligible to participate in the 1995 Plan. All active members of the Company’s Board of Directors who are not employees of the Company or any of its subsidiaries or affiliates as of the date of any stock grant are eligible to receive stock under the 1995 Plan. Under the 1995 Plan, each eligible director is automatically granted 500 shares of Company common stock, as adjusted for dilutive effects, on the first day of every fifteenth month commencing April 1, 1995. The 1995 Plan provides for the grant of up to 60,000 shares of stock and will terminate on December 31, 2004, if not terminated earlier.

ITEM 6.    SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL DATA

(in thousands except per share)                            2002           2001           2000        1999 (1)        1998
-------------------------------------------------------------------------------------------------------------------------------
Revenues                                                  $1,813,750     $1,888,401    $2,045,157      $503,600       $299,368
Operating income (loss)                                       27,899        164,100        70,655        (5,249)        25,700
Income (loss) before extraordinary item                        1,028        107,653        37,206       (17,061)        18,818
Extraordinary loss, net of taxes                                   -              -             -             -          3,013
Net income (loss)                                              1,028        107,653        37,206       (17,061)        15,805
Basic earnings (loss) per share:
    Before extraordinary item                                   0.04           4.12          1.36         (0.62)          0.67
    Net income (loss)                                           0.04           4.12          1.36         (0.62)          0.56
Diluted earnings (loss) per share:
    Before extraordinary item                                   0.04           4.00          1.34         (0.62)          0.65
    Net income (loss)                                           0.04           4.00          1.34         (0.62)          0.55
Net cash (used in) provided by operating activities           50,822        138,575        66,346       (11,332)        31,263
Net cash used in investing activities                        (37,117)       (22,824)      (12,688)     (181,703)       (16,763)
Net cash provided by (used in) financing activities           (5,336)       (76,202)      (27,557)      197,791         (2,646)
Working capital                                              108,253        109,064        43,610        24,832         30,125
Total assets                                                 628,877        581,746       588,213       521,493        182,026
Long-term debt                                               207,966        208,880       239,583       257,286         70,000
Shareholders' equity                                         168,258        169,204        81,424        50,681         70,353
Capital expenditures                                          37,117         22,824        12,688       181,703         16,763
Dividends declared per common share                             0.20           0.15             -             -              -
EBITDA (2)                                                    55,231        189,110        93,662         7,799         33,397
-------------------------------------------------------------------------------------------------------------------------------
(1)	Includes El Dorado Refinery financial data from November 17, 1999. Capital expenditures in 1999 included the purchase of the El Dorado Refinery.
(2)	EBITDA represents income before interest expense, interest income, income tax, and depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles; however, the amounts included in the EBITDA calculation are derived from amounts included in the consolidated financial statements of the Company. EBITDA should not be considered as an alternative to net income or operating income, as an indication of operating performance of the Company or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor's understanding of Frontier's ability to satisfy principal and interest obligations with respect to Frontier's indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used for internal analysis and as a basis for financial covenants. Frontier's EBITDA for each of the years in the five-year period ended December 31, 2002 is reconciled to net income as follows:

                                                                2002         2001         2000         1999         1998
                                                             ----------- ------------- ------------ ------------ -----------
                                                                                     (in thousands)
Net income (loss)                                                $1,028      $107,653      $37,206     ($17,061)    $15,805
Add provision for income taxes                                    1,060        28,073        2,075        1,865         150
Add interest expense and other financing costs                   27,613        31,146       34,738       11,447       8,232
Subtract interest income                                         (1,802)       (2,772)      (3,364)      (1,500)     (1,500)
Add depreciation and amortization                                27,332        25,010       23,007       13,048      10,710
                                                             ----------- ------------- ------------ ------------ -----------
EBITDA                                                          $55,231      $189,110      $93,662       $7,799     $33,397
                                                             =========== ============= ============ ============ ===========

FIVE YEAR OPERATING DATA

                                                       2002         2001        2000       1999 (1)       1998
-----------------------------------------------------------------------------------------------------------------
Charges (bpd) (2)
    Light crude                                         35,684      31,456       35,605       10,250       2,174
    Heavy crude (3)                                    110,372     111,061      105,529       39,315      32,303
    Other feed and blend stocks                         17,760      15,538       14,884        7,589       5,909
                                                        ------      ------       ------        -----       -----
        Total charges                                  163,816     158,055      156,018       57,154      40,386
Manufactured product yields (bpd) (4)
    Gasoline                                            84,645      78,126       76,795       24,923      15,738
    Diesel and jet fuel                                 53,436      51,210       50,924       17,340      13,097
    Chemicals (5)                                          369       1,370        1,804          232           -
    Asphalt and other                                   22,352      24,483       23,363       12,982      10,236
                                                        ------      ------       ------       ------      ------
         Total manufactured product yields             160,802     155,189      152,886       55,477      39,071
Product sales (bpd)
    Gasoline                                            91,989      83,737       83,070       29,728      21,421
    Diesel and jet fuel                                 53,378      51,539       51,568       17,156      12,484
    Chemicals (5)                                          439       1,413        1,964           44           -
    Asphalt and other                                   20,726      22,411       21,556       10,965       8,797
                                                        ------      ------       ------       ------       -----
        Total product sales                            166,532     159,100      158,158       57,893      42,702
Average sales price (per bbl)
    Gasoline                                            $33.08      $35.85       $38.09       $26.61      $21.52
    Diesel and jet fuel                                  30.35       34.12        37.19        25.92       19.90
    Chemicals (5)                                        41.68       70.81        70.52        57.50           -
    Asphalt and other                                    13.72       14.07        16.14        12.36       12.07
Refinery operating margin information (per sales bbl)
    Refined product revenue                             $29.82      $32.53       $35.20       $23.73      $19.10
    Raw material, freight and other costs                25.71       25.69        30.41        20.31       13.33
    Operating expenses excluding depreciation             2.93        3.27         3.07         2.71        3.02
    Refinery depreciation                                 0.44        0.42         0.39         0.61        0.68

Average light/heavy spread based on delivered crude
      costs for the Cheyenne Refinery (per bbl) (6)      $4.24       $7.07        $5.09        $2.17       $4.15
Average WTI/WTS crude oil spread (per bbl) (7)           $1.36       $3.10        $2.06          n/a         n/a
-----------------------------------------------------------------------------------------------------------------

(1)	Includes El Dorado Refinery operating data from the date of acquisition, November 17, 1999.
(2)	Charges are the quantity of crude oil and other feedstock processed through refinery units.
(3)	Includes intermediate varieties of crude oil used by the El Dorado Refinery.
(4)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and the operations of other refinery process units.
(5)	During 2002, the process of shutting down the phenol and cumene units at El Dorado began and by year-end Frontier had discontinued the production of phenol and acetone, and began producing and selling benzene.
(6)	Average light/heavy spread is the discount at which heavy crude oil (gravity is low) sells compared to the sales price of light crude oil (gravity is high).
(7)	Average differential between benchmark West Texas intermediate (sweet) and West Texas sour crude oil prices.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

        The terms “Frontier” and “we” refer to Frontier Oil Corporation and its subsidiaries. Frontier operates refineries (the “Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a combined crude oil capacity of 156,000 barrels per day. The Company focuses its marketing efforts in the Rocky Mountain and Plains States regions of the United States. The Company purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt and chemicals.

Results of Operations

        2002 Compared with 2001. We had net income for the year ended December 31, 2002 of $1.0 million, or $.04 per diluted share, compared to net income of $107.7 million, or $4.00 per diluted share, for 2001. The 2002 decrease in net income of $106.7 million is primarily the result of a combined decrease in revenue, while raw material, freight and other costs increased.

        Operating income decreased $136.2 million from $164.1 million for the year ended December 31, 2001 to $27.9 million for the year ended December 31, 2002 due to decreases in refined product revenues of $76.6 million, increases in raw material, freight and other costs of $70.8 million, an increase in depreciation of $2.3 million and a $.4 million impairment loss on asset held for sale in 2002 offset by an increase in other income of $2.0 million and decreases in refinery operating expenses, excluding depreciation, of $11.6 million and selling and general, excluding depreciation, costs of $.3 million. The major factors affecting operating income were lower light product margins in 2002 compared to 2001 and decreases in both the light/heavy (the discount at which heavy crude oil sells compared to the sales price of light crude oil) and WTI/WTS (the difference between West Texas Intermediate and West Texas Sour crude oil prices) crude spreads, offset by a positive inventory valuation impact during the year ended December 31, 2002 as a result of rising crude oil and product prices.

        Refined product revenues decreased $76.6 million or 4% for the year ended December 31, 2002 compared to 2001 due to decreased sales prices and lower light product margins. Average gasoline prices decreased from $35.85 per sales barrel in 2001 to $33.08 per sales barrel in 2002. Sales volumes of gasoline increased 8,252 barrels per day from 83,737 barrels per day during 2001 to 91,989 barrels per day in 2002. Average diesel and jet fuel prices decreased from $34.12 per sales barrel in 2001 to $30.35 per sales barrel during 2002. Sales volumes of diesel and jet fuel increased 1,839 barrels per day from 51,539 barrels per day during 2001 to 53,378 barrels per day in 2002. Total product sales volumes overall increased 5% from 159,100 barrels per day in 2001 to 166,532 barrels per day in 2002. Manufactured product yields (“yields”) are the volumes of specification materials that are obtained through the distilling of crude oil and the operations of other refinery process units. Yields of gasoline increased 6,519 barrels per day or 8% from 78,126 barrels per day in 2001 to 84,645 barrels per day in 2002 while yields of diesel and jet fuel increased 2,226 barrels per day or 4% from 51,210 barrels per day in 2001 compared to 53,436 barrels per day in 2002. El Dorado gasoline yields improved in 2002 due to diverting feedstocks previously used in the phenol and cumene units. The primary reason for the lower volumes in sales and yields in 2001 was the major turnaround, or planned maintenance, at the El Dorado Refinery which commenced in mid-March 2001 and was completed in mid-April 2001. Despite a major turnaround at the Cheyenne Refinery during March and April 2002, refinery yields and sales for the year ended December 31, 2002 increased from the same period in 2001 due to the benefit of the increased crude capacity from 41,000 barrels per day to 46,000 barrels per day which was completed during latter 2001 and early 2002. The Cheyenne Refinery throughput and resulting yields in the early part of 2001 was constrained by asphalt inventory storage availability.

        Other revenues increased $2.0 million to income of $1.1 million for the year ended December 31, 2002 compared to a loss of $832,000 for the same period in 2001 due to $108,000 in futures trading net gains in 2002 compared to $2.0 million futures trading net losses in 2001 (see “Price Risk Management Activities”).

        Raw material, freight and other costs include crude oil and other raw materials utilized in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under FIFO inventory accounting. Raw material, freight and other costs increased $70.8 million or $.02 per sales barrel from 2001 due to higher average crude oil prices offset by inventory gains from rising prices during the year. For the year ended December 31, 2002, we realized a decrease in raw material, freight and other costs as a result of inventory gains of approximately $19.0 million after tax ($30.6 million pretax, comprised of $10.7 million at the Cheyenne refinery and $19.9 million at the El Dorado refinery) because of the increasing crude oil prices. The price of crude oil on the New York Mercantile Exchange increased through 2002 from $19.84 per barrel to $31.20 per barrel. For the year ended December 31, 2001, we realized an increase in raw material, freight and other costs as a result of inventory losses of approximately $28.9 million after tax ($41.4 million pretax, comprised of $8.9 million at the Cheyenne refinery and $32.5 million at the El Dorado refinery) because of decreasing crude oil prices. The Cheyenne refinery raw material, freight and other costs of $25.18 per sales barrel increased from $24.85 per sales barrel in 2001 due to higher crude oil prices and a reduced light/heavy spread offset by a positive inventory valuation impact as a result of increasing crude oil and product prices. The heavy crude oil utilization rate at the Cheyenne Refinery expressed as a percentage of the total crude oil charge decreased to 90% in the year ended December 31, 2002 from 91% in 2001 as we utilized slightly more light crude oil due to the depressed light/heavy crude oil spread. The light/heavy spread for the Cheyenne Refinery averaged $4.24 per barrel compared to $7.07 per barrel in 2001. The El Dorado Refinery raw material, freight and other costs of $25.93 per sales barrel decreased from $26.01 per sales barrel in 2001 due to slightly higher average crude oil prices more than offset by the inventory gains from rising prices during the year. The WTI/WTS crude spread decreased from an average of $3.10 per barrel in 2001 to $1.36 per barrel in 2002.

        Refinery operating expenses, excluding depreciation, includes both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the refineries. Refinery operating expense, excluding depreciation, was $178.3 million or $2.93 per sales barrel in 2002 compared to $189.9 million or $3.27 per sales barrel in 2001. The Cheyenne Refinery operating expense, excluding depreciation, per sales barrel decreased $.37 to $3.02 per sales barrel in 2002 due to more sales volumes. The El Dorado Refinery operating expense, excluding depreciation, was $2.90 per sales barrel in 2002 decreasing from $3.22 per sales barrel in 2001 due to lower natural gas costs and more sales volumes.

        Selling and general expenses, excluding depreciation, decreased $.3 million or 2% for the year ended December 31, 2002 because of decreased salaries and benefits due to bonuses not being accrued this year partially offset by increased engineering consulting services and travel costs.

        Depreciation increased $2.3 million or 9% for the year ended December 31, 2002 as compared to 2001 because of increases in capital investment.

        The interest expense decrease of $3.5 million or 11% for the year ended December 31, 2002 was attributable to repurchases of 9-1/8% Senior Notes and 11¾% Senior Notes during 2001, less interest expense on the revolving credit facility due to lower borrowing rates and capitalized interest in 2002. Interest income decreased by $.9 million or 35% for the year ended December 31, 2002 compared to 2001 due to lower available investing interest rates offset by more cash available to invest. Average debt decreased to $246.1 million for the year ended December 31, 2002 from $255.3 million for the year ended December 31, 2001.

        Our effective income tax rate for the book provision of income taxes for the year ended December 31, 2002, of 50.8% is greater than our current estimated statutory rate of 38.25% primarily due to one-time adjustments for permanent book versus tax differences and an increase in the state deferred income tax provision due to a revised estimate of state apportionment factors based on actual 2002 allocation factor data. An $83,000 Canadian income tax payment for an audit settlement related to our Canadian oil and gas operations (sold in June 1997) also increased our income tax provision in 2002.

        2001 Compared with 2000. We had net income for the year ended December 31, 2001 of $107.7 million, or $4.00 per diluted share, compared to net income of $37.2 million, or $1.34 per diluted share, for 2000. The 2001 increase in net income of $70.5 million is primarily the result of reduced raw material, freight and other costs due to lower crude oil prices, offset somewhat by a corresponding reduction in the average sales price.

        Operating income increased $93.4 million in 2001 versus 2000 due to a decrease in raw material, freight and other costs of $268.5 million offset by a decrease in refined product revenues of $148.6 million, a decrease in other income of $8.2 million and increases in refinery operating expenses, excluding depreciation, of $12.1 million, selling and general costs, excluding depreciation, of $4.2 million and depreciation of $2.0 million. The major factors affecting operating income were improved light product margins offset by a negative inventory valuation impact from declining crude oil prices.

        Refined product revenues decreased $148.6 million or 7% for the year ended December 31, 2001 compared to 2000 due to decreased sales prices. Average gasoline prices decreased $2.24 per sales barrel from $38.09 per sales barrel in 2000 to $35.85 per sales barrel in 2001. Gasoline sales volumes increased to 83,737 barrels per day during 2001 from 83,070 barrels per day during 2000. Average diesel and jet fuel prices decreased from $37.19 per sales barrel in 2000 to $34.12 per sales barrel in 2001. Sales volumes for diesel and jet fuel decreased only slightly from 51,568 barrels per day in 2000 to 51,539 barrels per day in 2001.Yields of gasoline increased 1,331 barrels per day or 2% from 76,795 barrels per day in 2000 to 78,126 barrels per day in 2001 while yields of diesel and jet fuel increased 286 barrels per day or 1% from 50,924 barrels per day in 2000 to 51,210 barrels per day in 2001.

        Other revenues decreased $8.2 million to a loss of $832,000 for the year ended December 31, 2001 compared to the same period in 2000 due to a $1.9 million realized futures trading net losses in 2001 compared to a $4.6 million futures trading net gain in 2000. Other revenues in 2000 also included $1.1 million proceeds from the sale of excess catalyst platinum from the El Dorado Refinery, insurance proceeds of $300,000, which was related to a business interruption at the El Dorado Refinery in 2000, and sulfur credit sales of $230,000.

        Raw material, freight and other costs include crude oil and other raw materials utilized in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under FIFO inventory accounting. Raw material, freight and other costs of $1,491.8 million in 2001 decreased 16% per sales barrel or $4.72 per sales barrel in 2001 primarily due to lower crude oil prices. The price of crude oil on the New York Mercantile Exchange declined through 2001 from $26.80 per barrel to $19.84 per barrel. For the year ended December 31, 2001, we realized an increase in raw material, freight and other costs as a result of inventory losses of approximately $28.9 million after tax ($41.4 million pretax.comprised of $8.9 million at the Cheyenne refinery and $32.5 million at the El Dorado refinery) because of decreasing crude oil prices. For the year ended December 31, 2000, we realized a decrease in raw material, freight and other costs from inventory gains of approximately $18.7 million after tax ($19.2 million pretax comprised of $2.3 million at the Cheyenne refinery and $16.9 million at the El Dorado refinery) from rising crude oil prices. The Cheyenne Refinery raw material, freight and other costs of $24.85 per sales barrel decreased from $28.51 per sales barrel in 2000 due to lower crude oil prices and an increased light/heavy spread. The heavy crude oil utilization rate at the Cheyenne Refinery expressed as a percentage of the total crude oil charge decreased to 91% in the year ended December 31, 2001 from 94% in 2000 due to fulfilling light crude oil purchase contracts while reducing spot purchases of heavy crude oil during the fall 2001 crude unit turnaround. The light/heavy spread for the Cheyenne Refinery averaged $7.07 per barrel compared to $5.09 per barrel in 2000. The El Dorado Refinery raw material, freight and other costs of $26.01 per sales barrel decreased from $31.20 per sales barrel in 2000 due to lower crude oil prices. The WTI/WTS crude spread increased from an average of $2.06 per barrel in 2000 to $3.10 per barrel in 2001.

        Refinery operating expenses, excluding depreciation, include both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the refineries. Refinery operating expense, excluding depreciation, was $189.9 million or $3.27 per sales barrel in 2001 compared to $177.9 million or $3.07 per sales barrel in 2000. The Cheyenne Refinery operating expense, excluding depreciation, per sales barrel increased $.56 to $3.39 per sales barrel in 2001 due to higher maintenance and turnaround costs and reduced yields and sales volumes due to the fall crude unit turnaround and higher natural gas costs early in the year. The El Dorado Refinery operating expense, excluding depreciation, was $3.22 per sales barrel in 2001 increasing from $3.17 per sales barrel in 2000 due to higher natural gas costs early in the year, electrical costs, and chemical and additive costs offset by more yields and sales volumes.

        Selling and general expenses, excluding depreciation, increased $4.2 million or 32% for the year ended December 31, 2001 because of increased compensation, mainly bonuses, personnel, and other costs, particularly travel, relating to the operation of multiple locations.

        Depreciation increased $2.0 million or 9% for the year ended December 31, 2001 as compared to 2000 because of increases in capital investment.

        The interest expense decrease of $3.6 million or 10% for the year ended December 31, 2001 was attributable to the reduction of debt including repurchases of 9-1/8% Senior Notes and 11¾% Senior Notes during 2001 and 2000 and lower borrowing rates, balances and fees on the revolving credit facility. Interest income decreased by $.6 million or 18% for the year ended December 31, 2001 compared to 2000 due to lower available investing interest rates offset by more available cash to invest. Average debt decreased to $255.3 million for the year ended December 31, 2001 from $295.7 million for the year ended December 31, 2000.

        Our effective income tax rate for the book provision of income taxes for the year ended December 31, 2001 of approximately 21% was greater than the effective tax rate for the year ended December 31, 2000 of 5% due to the unanticipated increase in pretax income in 2001 which resulted in the utilization of our deferred tax assets (primarily federal net operating loss carryforwards) in mid-2001 for which we had previously provided a valuation allowance.

Liquidity and Capital Resources

        Net cash provided by operating activities was $50.8 million for the year ended December 31, 2002 while $138.6 million cash was provided by operating activities for the year ended December 31, 2001. The most significant decrease from cash provided by operating activities was the decrease in operating income due to the lower product margins and decreases in the crude spreads discussed above. Working capital changes provided $17.8 million of cash flows in 2002 while using $6.5 million of cash flows in 2001.

        At December 31, 2002, we had $112.4 million of cash and cash equivalents, working capital of $108.3 million and an $88.2 million borrowing base availability for additional borrowings under our revolving credit facility.

        On November 5, 1999, we issued $190 million principal amount of 11¾% Senior Notes due 2009. The Notes were issued at a price of 98.562%. Net proceeds of the offering were approximately $181.0 million. We used the net proceeds to fund the $170 million purchase price of the El Dorado Refinery and for general corporate purposes. During 2001 and 2000, we purchased $6.5 million and $13.0 million principal amount, respectively, of the 11¾% Senior Notes and are holding them as treasury notes, the accounting for which reduced debt.

        During 2002, 2001 and 2000, we purchased $1.1 million, $24.4 million and $5.0 million principal amount, respectively, of the 9-1/8% Senior Notes and are holding them as treasury notes. The accounting for which reduced debt. The 9-1/8% Senior Notes were issued in 1998.

        On September 1, 1998, we announced that the Board of Directors had approved a stock repurchase program of up to three million shares of common stock. In late 2000, the Board of Directors increased this amount to a total of four million shares and in June 2001 authorized an additional two million shares to bring the total authorization to six million shares, which may be purchased and held as treasury shares. In 1998, 469,700 shares of common stock were purchased for $2.3 million and in 1999, 627,700 shares of common stock were purchased for $3.4 million. In 2000, 1,393,696 shares of common stock were purchased for approximately $9.2 million, of which 1,248,500 shares were purchased on the open market. In 2001, 1,850,970 shares were purchased for approximately $22.6 million, of which 1,774,400 were purchased on the open market. In 2002, we completed the purchase, committed to at December 31, 2001, of another 25,300 shares for $416,000. During the year ended 2002, we did not initiate any additional purchases of common stock under the stock repurchase programs, however we did acquire 19,041 shares of stock from employees to cover their withholding taxes on shares of restricted stock which vested during the year.

        Capital expenditures for 2002 were $37.1 million, which included the $7.5 million El Dorado earn-out payment accrued as of December 31, 2001. We reduced our originally planned total capital expenditures in 2002 due to reevaluating the economics of the previously announced heavy crude oil expansion at the El Dorado Refinery. Due to anticipated cost and market conditions, we reached a decision in the fourth quarter of 2002 to cancel this project and $2.4 million previously recorded as capital expenditures was expensed.

        Capital expenditures for 2001 were $22.8 million. Capital expenditures of approximately $41.0 million are planned for 2003, which includes nearly $14.0 million for the low sulfur gasoline project at Cheyenne. The additional $27.0 million of capital expenditures consists of $13.6 million of sustaining capital (including safety, environmental and operational projects), $6.9 million of growth, strategic and profitability projects, $3.3 million of information technology projects and $3.2 million of small capital and other projects at both the Cheyenne and El Dorado refineries. The $41.0 million expenditures planned for 2003 does not include any amount for an El Dorado earn-out payment, as none was earned in 2002. The planned capital expenditures in excess of $35.0 million will be subject to bank approval under our revolving credit facility or we have the option to lease a portion of the equipment required for the low sulfur gasoline project.

        Under the provisions of the purchase agreement for our El Dorado Refinery, we have made, or may be required to make, contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60 million per year of the El Dorado Refinery’s revenues less its material costs and operating costs, other than depreciation. The total amount of these contingent payments is capped at $40 million, with an annual cap of $7.5 million. Any contingency payment will be recorded when determinable. Such contingency payments, if any, will be recorded as additional acquisition cost. No contingent earn-out payment will be required based on 2002 results. A contingent earn-out payment of $7.5 million was required based on 2001 results and was accrued as of December 31, 2001 and paid in early 2002. No contingent earn-out payment was required based on 2000 results.

        As of December 31, 2002, we have $208.0 million of total consolidated debt and shareholders’ equity of $168.3 million. For 2003, we anticipate that cash generated from operating activities may have to be supplemented with a portion of our current cash balance to meet our 2003 capital investment plans and debt obligations. Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in Market Risks below.

        Under certain conditions, the revolving credit facility, which is at the subsidiary level, restricts the transfer of cash in the form of dividends, loans or advances from the operating subsidiary to the parent holding company. We do not believe these restrictions limit our current operating plans. Our refining revolving credit facility was amended, effective September 23, 2002 to allow for capital expenditures of up to $35.0 million cash in any calendar year, in addition to any El Dorado earn-out payments required. We are in compliance with the financial covenants as of December 31, 2002.

        Our Board of Directors declared quarterly cash dividends in December 2001, March 2002, June 2002 and September 2002 of $.05 per share which were paid in January 2002, April 2002, July 2002 and October 2002, respectively. The total paid out for dividends in 2002 was $5.2 million. In addition, our Board of Directors declared a quarterly cash dividend of $.05 per share in December 2002, to be paid on January 13, 2003 to shareholders of record on December 27, 2002. The total cash required for this dividend is approximately $1.3 million and was accrued at year-end.

Contractual Cash Obligations

        The table below lists the contractual cash obligations we have by period. These items include our long-term debt based on their maturity dates, our operating lease commitments and our commitment for crude oil pipeline capacity. We have contracted for pipeline capacity into 2012 on the Express Pipeline from Hardisty, Alberta to Guernsey, Wyoming at which we then have pipeline access to take the crude oil to our Cheyenne, Wyoming Refinery. Our 15-year contract, which began in 1997, is for an average 13,800 barrels per day, however we were allowed to assign a portion of our capacity in earlier years for additional capacity in later years, thus our remaining commitments range from 16,600 barrels per day in 2003, increasing to a high of 22,600 barrels per day in 2006 and then are reduced back down to 13,800 barrels per day through the remainder of the contract. Our crude oil supply agreement with Baytex Marketing Ltd. (“Baytex”) includes an assignment of a portion of our pipeline capacity obligation to them. The amounts shown below for pipeline capacity contractual obligations are net of $37.0 million, the approximate cost of the pipeline capacity assigned to Baytex for the initial term of that agreement. Our operating leases include building, equipment, aircraft and vehicle leases which expire from 2002 through 2008, as well as an operating sublease for the use of the cogeneration facility at our El Dorado Refinery. The noncancellable sublease, entered into in connection with the acquisition of our El Dorado Refinery in 1999, expires in 2016 with an option to allow us to renew the sublease for an additional eight years. At the end of the renewal sublease term we have the option to purchase the cogeneration facility for the greater of fair value or $22.3 million.

----------------------------- ---------------------------------------------------------------------------------------
Contractual Obligation                                   Payments due by Period (in thousands)
----------------------------- ---------------------------------------------------------------------------------------

                              Total        Within 1 year    Within 2 - 3 years     Within 4 -5 years   After 5 years
----------------------------- ------------ ---------------- ---------------------- ------------------- --------------
Long-term Debt                $  209,924   $         -        $       -              $  39,475           $  170,449
----------------------------- ------------ ---------------- ---------------------- ------------------- --------------
Operating Leases                 103,262        10,430           19,482                 16,444               56,906
----------------------------- ------------ ---------------- ---------------------- ------------------- --------------
Pipeline Capacity                 28,923         1,560            1,111                    284               25,968
----------------------------- ------------ ---------------- ---------------------- ------------------- --------------
  Total Contractual Cash      $  342,109   $    11,990        $  20,593              $  56,203           $  253,323
----------------------------- ------------ ---------------- ---------------------- ------------------- --------------

Environmental

         See “Government Regulation–Environmental Matters” in Part I, Item 1.

Significant Accounting Policies

         Refined Product Revenues. Revenues from sales of refined products are earned and realized upon transfer of title to the customer based on the contractual terms of delivery. Title primarily transfers at the refinery or terminal when the refined product is loaded into the common carrier pipelines, trucks or railcars (free on board origin). In some situations, title transfers at the customer’s destination (free on board destination).

        Property, Plant and Equipment. We record property, plant and equipment at cost and depreciate the asset or groups of assets using the straight-line method over the estimated useful lives. The estimated useful lives are:

       Refinery plant and equipment....................   5 to 20 years
       Pipeline and pumps..............................  10 to 20 years
       Furniture, fixtures and other...................   3 to 10 years

We review long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows of an asset to be held and used in operations is less than the carrying value, we would recognize a loss for the difference between the carrying value and fair value. When fair values are not available, the Company estimates fair value based on a discounted cash flow analysis. We capitalize interest on debt incurred to fund the construction of significant assets.

         Turnarounds. Normal maintenance and repairs are expensed as incurred. The costs for turnarounds (scheduled and required shutdown of refinery operating units for significant overhaul and refurbishment) are ratably accrued over the period from the prior turnaround to the next scheduled turnaround. These accruals are included in our consolidated balance sheet in the “Accrued turnaround cost” and “Long-term accrued turnaround cost.” The turnaround accrual expenses are included in "Refining operating costs" in our consolidated statements of operations. Turnaround costs include contract services, materials and rental equipment. Major improvements are capitalized and the assets replaced are retired.

         Inventories. Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first in, first out (FIFO) basis or market. Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost. Unfinished products (work in process) include any crude oil which has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned. These include unfinished gasoline and diesel, blendstocks and other feedstocks. Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products. Unfinished and finished products inventory values have both components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values. Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts. The net exchange balance is included in inventory. Inventories of materials and supplies and process chemicals are recorded at the lower of average cost or market.

        Income Taxes. We account for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

        Environmental Expenditures. Environmental expenditures are expensed or capitalized based upon their future economic benefit. Costs which improve a property’s pre-existing condition and costs which prevent future environmental contamination are capitalized. Remediation costs related to environmental damage resulting from operating activities subsequent to acquisition are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets”. SFAS No. 142 addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. We adopted SFAS No. 142 effective January 1, 2002. The adoption did not have any impact on our financial condition or results of operations.

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. We have potential asset retirement obligation (“ARO”) liabilities related to our Refineries as a result of environmental and other legal requirements. Any ARO liability is not currently estimatable as to amount and timing, but we will continue to monitor and evaluate our potential AROs. In the event that we decide to cease the use of a particular refinery, an ARO liability would be recorded at that time. We do not expect the adoption of SFAS No. 143 to have a material impact on our current financial condition or results of operations.

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale as well as resolve implementation issues related to SFAS No. 121. We adopted SFAS No. 144 effective January 1, 2002. The adoption did not have any impact on our financial condition or results of operations.

        The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed Statement of Position (“SOP”) entitled “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.” If adopted as proposed, this SOP would require companies to expense as incurred turnaround costs, defined as “the non-capital portion of major maintenance costs.” Adoption of the proposed SOP would also require that any existing turnaround accruals be reversed to income immediately. If this proposed change were in effect at December 31, 2002, we would have been required to reverse the turnaround accruals and recognize pretax income totaling $26.9 million. The total accrued turnaround costs will change throughout the year as turnarounds are incurred and accruals are made for future turnarounds. If adopted in its present form, income related to this proposed change would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” It is probable that the rescission of SFAS No. 4 is the only portion of SFAS No. 145 that may have an impact on us in the future. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates SFAS No. 4. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. We adopted SFAS No. 145 effective January 1, 2003 and it did not have any impact on our financial condition or results of operations.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the December 31, 2002 financial statements and all required disclosures have been made in the notes to the 2002 financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

        Other revenues for the year ended December 31, 2002 includes $878,000 realized net gains on the ineffective portion of fair value hedges on crude oil cargos and $740,000 realized net losses on derivative contracts accounted for using mark-to-market accounting. The ineffective portion of foreign crude oil hedges arises primarily from changes in the shape of the forward futures price curve.

        During the year ended December 31, 2002, we had the following derivative activities which were appropriately designated and accounted for as hedges:

•	At December 31, 2002 we had no open derivative contracts to hedge against price changes on foreign crude oil purchase commitments. During the year ended December 31, 2002, we closed out contracts to hedge foreign crude purchases and realized net losses of $9.8 million, of which $10.7 million increased crude costs and $878,000 income was reflected in other revenues for the ineffective portion of those hedges. These contracts were accounted for as fair value hedges.

•	In March 2002, we entered into price swaps on natural gas for the purpose of hedging approximately 50% of the Refineries’ anticipated usage against natural gas price increases for April 2002 through December 2002. These contracts were accounted for as cash flow hedges. One group of contracts to hedge natural gas costs at our El Dorado Refinery averaged 300,000 MMBTU per month at an average price of $3.34 per MMBTU (Panhandle). A second group of contracts to hedge natural gas costs at our Cheyenne Refinery averaged 112,222 MMBTU per month at an average price of $2.84 per MMBTU (CIG). The April and May contracts resulted in net realized gains totaling $41,000 and were recorded into refining operating costs. Due to natural gas market conditions, we made a decision in May to close out the remaining June through December contracts resulting in a net gain of $393,000. The realized gains or losses were recorded in other comprehensive income (equity account), net of tax. The pretax realized gains or losses were reclassified into refining operating costs and out of other comprehensive income based on the month when the corresponding natural gas was purchased. As of December 31, 2002, all these gains and losses had been reclassified into earnings.

        During the year ended December 31, 2002, we had the following derivative activities which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are reflected in other revenues:

•	We had derivative contracts on barrels of crude oil to hedge butane inventory builds at the El Dorado Refinery and recorded $903,000 in realized losses on these positions.
•	We had derivative contracts on barrels of crude oil to hedge excess gas oil inventory at our Cheyenne Refinery and had realized losses of $202,000 on these positions.
•	Derivative contracts on barrels of crude oil to hedge excess gas oil inventory at our El Dorado Refinery resulted in gains of $896,000.
•	We also hedged excess naptha inventory at our El Dorado Refinery by having derivative contracts on barrels of crude oil which resulted in losses of $579,000.
•	Contracts to hedge crude oil resulted in a gain of $48,000.

        Interest Rate Risk. Borrowings under our revolving credit facility bear a current market rate of interest. Our approximately $39.5 million of outstanding 9-1/8% Senior Notes, due 2006, have a fixed interest rate. Our approximately $170.5 million principal of 11¾% Senior Notes outstanding, due 2009, also have a fixed interest rate. Accordingly, our long-term debt is not exposed to cash flow risk from interest rate changes, however, our long-term debt is exposed to fair value risk. The estimated fair value of the 9-1/8% Senior Notes at December 31, 2002 was $37.9 million and the estimated fair value of the 11¾% Senior Notes was $174.7 million.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                            FRONTIER OIL CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (in thousands except per share amounts)

                                                                                 Years Ended December 31,
                                                                     ----------------------------------------------
                                                                         2002              2001             2000
                                                                     -------------    -------------     -----------
Revenues:
     Refined products                                                $   1,812,613    $   1,889,233     $ 2,037,840
     Other                                                                   1,137             (832)          7,317
                                                                     -------------    -------------     -----------
                                                                         1,813,750        1,888,401       2,045,157
                                                                     -------------    -------------     -----------
Costs and Expenses:

     Raw material, freight and other costs                               1,562,613        1,491,772       1,760,289
     Refinery operating expenses, excluding depreciation                   178,295          189,948         177,873
     Selling and general expenses, excluding depreciation                   17,248           17,571          13,333
     Impairment loss on asset held for sale                                    363                -               -
     Depreciation                                                           27,332           25,010          23,007
                                                                     -------------    -------------     -----------
                                                                         1,785,851        1,724,301       1,974,502
                                                                     -------------    -------------     -----------
Operating income                                                            27,899          164,100          70,655
Interest expense and other financing costs                                  27,613           31,146          34,738
Interest income                                                             (1,802)          (2,772)         (3,364)
                                                                     -------------    -------------     -----------
                                                                            25,811           28,374          31,374
                                                                     -------------    -------------     -----------

Income before income taxes                                                   2,088          135,726          39,281
Provision for income taxes                                                   1,060           28,073           2,075
                                                                     -------------    -------------     -----------
Net income                                                           $       1,028    $     107,653     $    37,206
                                                                     =============    =============     ===========

Basic earnings per share of common stock                             $         .04    $        4.12     $      1.36
                                                                     =============    =============     ===========

Diluted earnings per share of common stock                           $         .04    $        4.00     $      1.34
                                                                     =============    =============     ===========

                              The accompanying notes are an integral part of these financial statements.

                                   FRONTIER OIL CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                       (in thousands except share data)

                                                                                    December 31,
                                                                           -------------------------------
                                                                                2002              2001
                                                                           -------------     -------------
ASSETS
Current assets:
     Cash and cash equivalents (Note 2)                                    $     112,364     $     103,995
     Trade receivables, net of allowance of $500 in both years                    81,154            55,848
     Note receivable, net of allowance of $800                                     1,449                 -
     Other receivables                                                               987             6,469
     Inventory of crude oil, products and other                                  105,160            87,970
     Deferred tax assets                                                           5,346             4,845
     Other current assets                                                          2,510             2,243
                                                                           -------------     -------------
         Total current assets                                                    308,970           261,370
                                                                           -------------     -------------
Property, plant and equipment, at cost:
     Refineries and pipelines                                                    447,948           419,962
     Furniture, fixtures and other equipment                                       5,119             5,853
                                                                           -------------     -------------
                                                                                 453,067           425,815
     Less - accumulated depreciation                                             144,127           117,252
                                                                           -------------     -------------
                                                                                 308,940           308,563
Asset held for sale                                                                  472                 -
Other assets                                                                      10,495            11,813
                                                                           -------------     -------------
Total assets                                                               $     628,877     $     581,746
                                                                           =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                      $     174,917     $     112,303
     Accrued turnaround cost                                                      12,849            10,394
     Accrued liabilities and other                                                 9,095            25,714
     Accrued interest                                                              3,856             3,895
                                                                           -------------     -------------
         Total current liabilities                                               200,717           152,306
                                                                           -------------     -------------

Long-term debt                                                                   207,966           208,880
Long-term accrued turnaround cost                                                 14,013            15,443
Postretirement employee liabilities                                               18,784            16,734
Deferred credits and other                                                         3,963             4,099
Deferred income taxes                                                             15,176            15,080

Commitments and contingencies (Note 7)

Shareholders' equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                              -                 -
     Common stock, no par, 50,000,000 shares authorized,
         30,290,324 and 30,059,574 shares
         issued in 2002 and 2001, respectively                                    57,469            57,446
     Paid-in capital                                                             102,557            98,046
     Retained earnings                                                            49,621            53,764
     Accumulated other comprehensive loss                                           (598)             (255)
     Treasury stock, at cost, 4,151,210 and 4,240,937
         shares at December 31, 2002 and 2001, respectively                      (37,959)          (38,163)
     Deferred employee compensation                                               (2,832)           (1,634)
                                                                           -------------     -------------
         Total shareholders' equity                                              168,258           169,204
                                                                           -------------     -------------
Total liabilities and shareholders' equity                                 $     628,877     $     581,746
                                                                           =============     =============

                The accompanying notes are an integral part of these financial statements.

                                     FRONTIER OIL CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                 Years Ended December 31,
                                                                     ----------------------------------------------
                                                                        2002              2001             2000
                                                                     -----------      -----------       -----------

Cash flows from operating activities:
Net income                                                           $     1,028      $   107,653       $    37,206
Depreciation                                                              27,332           25,010            23,007
Deferred finance cost and bond discount amortization                       2,033            2,168             2,190
Deferred employee compensation amortization                                  907              380                 -
Allowance for doubtful trade and note receivables                            800                -               533
Impairment loss on asset to be sold                                          363                -                 -
Deferred income taxes                                                      1,149            9,463               130
Other                                                                       (562)             381              (285)
Changes in components of working capital from operations:
     Decrease (increase) in trade, note and other receivables            (22,178)          15,912           (25,583)
     Decrease (increase) in inventory                                    (17,190)          37,511           (25,122)
     Decrease (increase) in other current assets                            (267)           1,569            (2,927)
     (Decrease) increase in accounts payable                              64,004          (60,013)           49,551
     (Decrease) increase in accrued liabilities and other                 (6,597)          (1,459)            7,646
                                                                     -----------      -----------       -----------
Net cash provided by operating activities                                 50,822          138,575            66,346

Cash flows from investing activities:
Additions to property, plant and equipment & other                       (29,617)         (22,824)          (12,688)
El Dorado Refinery acquisition-contingent earn-out payment                (7,500)               -                 -
                                                                     ------------     -----------       -----------
     Net cash used in investing activities                               (37,117)         (22,824)          (12,688)

Cash flows from financing activities:
Repurchase of debt:
     9-1/8% Senior Notes                                                  (1,090)         (24,410)           (5,025)
     11-3/4% Senior Notes                                                      -           (6,541)          (13,010)
Repayments of revolving credit facility, net                                   -          (23,000)           (3,000)
Proceeds from issuance of common stock                                     1,702            3,271             2,743
Purchase of treasury stock                                                  (787)         (22,600)           (9,215)
Dividends paid                                                            (5,161)          (2,629)                -
Other                                                                          -             (293)              (50)
                                                                     -----------      -----------       -----------
     Net cash used in financing activities                                (5,336)         (76,202)          (27,557)
                                                                     -----------      -----------       -----------
Increase in cash and cash equivalents                                      8,369           39,549            26,101
Cash and cash equivalents, beginning of period                           103,995           64,446            38,345
                                                                     -----------      -----------       -----------
Cash and cash equivalents, end of period                             $   112,364      $   103,995       $    64,446
                                                                     ===========      ===========       ===========

                          The accompanying notes are an integral part of these financial statements.

                                                                             FRONTIER OIL CORPORATION AND SUBSIDIARIES
                                                                    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                                   (in thousands except shares)

                                                                   Common Stock                                                    Treasury Stock                                              Total
                                                            --------------------------                                         ----------------------                  Accumulated    -----------------------
                                                                                                       Compre-     Retained                               Deferred        Other
                                                              Number of                   Paid-In      hensive     Earnings     Number of                 Employee    Comprehensive   Number of
                                                            Shares Issued    Amount       Capital      Income      (Deficit)     Shares       Amount    Compensation  Income (Loss)     Shares       Amount
                                                            ------------- ------------  ------------  ---------  ------------  -----------  ----------  ------------  -------------   ----------   ----------

December 31, 1999                                              28,542,330  $    57,294    $  87,028              $   (87,122)  (1,230,900)  $  (6,519)   $        -    $         -    27,311,430    $  50,681
Net income                                                              -            -            -    $ 37,206       37,206            -                         -              -             -       37,206
                                                                                                       ========
Shares issued under:
   Stock option plan                                              647,674           65        2,678                        -     (145,196)     (1,013)            -              -       502,478        1,730
   Directors stock plan                                                 -            -            -                        -        2,000           9             -              -         2,000            9
Shares repurchased under:
   Stock repurchase plans                                               -            -            -                        -   (1,248,500)     (8,202)            -              -    (1,248,500)      (8,202)
December 31, 2000                                              29,190,004       57,359       89,706                  (49,916)  (2,622,596)    (15,725)            -              -    26,567,408       81,424
Shares issued under:
   Stock option plan                                              869,570           87        3,987                        -     (101,870)       (785)            -              -       767,700        3,289
   Directors stock plan                                                 -            -            -                        -        3,000          13             -              -         3,000           13
Restricted stock issuances, net                                         -            -          663                        -      254,929       1,351        (2,014)             -       254,929            -
Shares repurchased under:
   Stock repurchase plans                                               -            -            -                        -   (1,774,400)    (23,017)            -              -    (1,774,400)     (23,017)
Comprehensive income:
   Net income                                                           -            -            -    $107,653      107,653            -           -             -              -             -      107,653
   Other comprehensive income:
     Cumulative effect of accounting change on fair
       value of derivative instruments, net of tax of $206                                                3,910
     Change in fair value of derivatives, net of tax of $160                                             (1,626)
     Derivative value reclassed to income, net of tax of $46                                             (2,284)
     Minimum pension liability, net of tax of $158                                                         (255)
                                                                                                       --------
   Other comprehensive income                                                                              (255)                                                              (255)            -         (255)
                                                                                                       --------
Comprehensive income                                                                                   $107,398
                                                                                                       ========
Income tax benefits of stock options                                    -            -        3,690                        -            -           -             -              -             -        3,690
Deferred employee compensation:
   Amortization/vested shares                                           -            -            -                        -            -           -           380              -             -          380
Dividends declared                                                      -            -            -                   (3,973)           -           -             -              -             -       (3,973)
December 31, 2001                                              30,059,574       57,466       98,046                   53,764   (4,240,937)    (38,163)       (1,634)          (255)   25,818,637      169,204
Shares issued under:
   Stock option plan                                              230,750           23        1,543                        -            -           -             -              -       230,750        1,566
Directors stock plan                                                    -            -            -                        -        3,000          13             -              -         3,000           13
Restricted stock issuances, net                                         -            -        1,544                        -      105,768         561        (2,105)             -       105,768            -
Shares repurchased under:
   Restricted stock plan                                                -            -            -                        -      (19,041)       (370)            -              -       (19,041)        (370)
Comprehensive income:
   Net income                                                           -            -            -    $  1,028        1,028            -           -             -              -             -        1,028
   Other comprehensive income:
     Deferred net loss on derivative contracts, net of tax of $21                                           (33)
     Derivative value reclassed to income, net of tax of $21                                                 33
     Minimum pension liability, net of tax of $214                                                         (343)
                                                                                                       --------
   Other comprehensive income                                                                              (343)                                                              (343)                      (343)
                                                                                                       --------
Comprehensive income                                                                                   $    685
                                                                                                       ========
Income tax benefits of stock compensation                               -            -        1,424                        -            -           -             -              -             -        1,424
Deferred employee compensation:
   Amortization/vested shares                                           -            -            -                        -            -           -           907              -             -          907
Dividends declared                                                      -            -            -                   (5,171)           -           -             -              -             -       (5,171)
                                                            -------------  -----------    ---------              ------------  -----------  ----------   -----------   ------------   ----------    ---------
December 31, 2002                                              30,290,324  $    57,469    $ 102,557              $    49,621   (4,151,210)  $ (37,959)   $   (2,832)   $      (598)   26,139,114    $ 168,258
                                                            =============  ===========    =========              ============  ===========  ==========   ===========   ============   ==========    =========

                                                                        The accompanying notes are an integral part of these financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000

1.    Nature of Operations

        The financial statements include the accounts of Frontier Oil Corporation, a Wyoming corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc., collectively referred to as Frontier or the Company. The Company is an energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”).

        The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a combined crude oil capacity of 156,000 barrels per day. The Company also owns a 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in one crude oil tank and another under construction in Guernsey, Wyoming, both of which are accounted for as undivided interests. Each asset, liability, revenue and expense is reported on a proportionate gross basis. The Company also has a 50% interest in FGI, LLC, an asphalt terminal and storage facility in Grand Island, Nebraska, which is accounted for using the equity method of accounting. In addition, the equity method of accounting is also utilized for the Company’s 25% interest in 8901 Hangar, Inc., a company, which leases and operates a private airplane hangar.

        All of the operations of the Company are in the United States with its marketing efforts focused in the Rocky Mountain and Plains States regions of the United States. The Company purchases crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke. The operations of refining and marketing of petroleum products are considered part of one reporting segment.

2.    Significant Accounting Policies

Refined Product Revenues

         Revenues from sales of refined products are earned and realized upon transfer of title to the customer based on the contractual terms of delivery. Title primarily transfers at the refinery or terminal when the refined product is loaded into the common carrier pipelines, trucks or railcars (free on board origin). In some situations, title transfers at the customer’s destination (free on board destination).

Property, Plant and Equipment

        Property, plant and equipment additions are recorded at cost and depreciated using the straight-line method over the estimated useful lives. The estimated useful lives are:

          Refinery plant and equipment................................    5 to 20 years
          Pipeline and pumps..........................................   10 to 20 years
          Furniture, fixtures and other...............................    3 to 10 years

        The Company reviews long-lived assets for impairments whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows of an asset to be held and used in operations is less than the carrying value, the Company would recognize a loss for the difference between the carrying value and fair value. When fair value s are not available, the Company estimates fair value based on a discounted cash flow analysis. The Company capitalizes interest on debt incurred to fund the constructions of significant assets. Interest capitalized for the year ended December 31, 2002 was $342,000. There was no interest capitalized for the years 2001 and 2000.

Turnarounds

        Normal maintenance and repairs are expensed as incurred. The costs for turnarounds (scheduled and required shutdown of refinery operating units for significant overhaul and refurbishment) are ratably accrued over the period from the prior turnaround to the next scheduled turnaround. These accruals are included in the Company’s consolidated balance sheet in the “Accrued turnaround cost” and “Long-term accrued turnaround cost.” The turnaround accrual expenses are included in “Refining operating costs” in the Company’s consolidated statements of operations. Turnaround costs include contract services, materials and rental equipment. Major improvements are capitalized, and the assets replaced are retired.

Inventories

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

                                 Components of Inventory
                                     (in thousands)

                                                                   December 31,
                                                          -----------------------------
                                                              2002            2001
                                                          -------------   -------------

       Crude oil                                          $      33,765   $      24,787
       Unfinished products                                       24,806          24,406
       Finished products                                         29,836          21,607
       Process chemicals                                          3,308           4,103
       Repairs and maintenance supplies and other                13,445          13,067
                                                          -------------   -------------
                                                          $     105,160   $      87,970
                                                          =============   =============

Income Taxes

        The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. SFAS No. 109 requires the asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

Environmental Expenditures

        Environmental expenditures are expensed or capitalized based upon their future economic benefit. Costs which improve a property’s pre-existing condition and costs which prevent future environmental contamination are capitalized. Remediation costs related to environmental damage resulting from operating activities subsequent to acquisition are expensed. Liabilities for these expenditures are recorded when it is probable that obligations have been incurred and the amounts can be reasonably estimated.

Price Risk Management Activities

        The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with credit-worthy counterparties. The Company believes there is minimal credit risk with respect to its counterparties. The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in refining operating costs when the associated transactions are consummated while gains and losses on transactions accounted for using mark-to-market accounting are reflected in other revenues at each period end.

Stock-Based Compensation

        Stock-based compensation is measured in accordance with Accounting Principles Board (“APB”) No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. Compensation costs of $907,000 and $380,000 related to restricted stock awards was recognized for the years ended December 31, 2002 and 2001, respectively. No compensation cost was recognized for the year ended December 31, 2000.

Intercompany Transactions

         Intercompany transactions are eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. SFAS No. 142 addresses how intangible assets that are acquired should be accounted for in financial statements upon their acquisition and also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The Company adopted SFAS No. 142 effective January 1, 2002. The adoption did not have any impact on the Company's financial condition or results of operations.

        In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement provides accounting and disclosure requirements for retirement obligations associated with long-lived assets and is effective January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. SFAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations. The Company has potential asset retirement obligation (“ARO”) liabilities related to its Refineries as a result of environmental and other legal requirements. Any ARO liability is not currently estimatable as to amount and timing, but the Company will continue to monitor and evaluate its potential AROs. In the event that the Company decides to cease the use of a particular refinery, an ARO liability would be recorded at that time. The Company does not expect the adoption of SFAS No. 143 to have a material impact on the Company’s current financial condition or results of operations.

        In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 establishes one accounting model for long-lived assets to be disposed of by sale as well as resolves implementation issues related to SFAS No. 121. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption did not have any impact on the Company’s financial condition or results of operations.

        The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed Statement of Position (“SOP”) entitled “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment.” If adopted as proposed, this SOP would require companies to expense as incurred turnaround costs, defined as “the non-capital portion of major maintenance costs.” Adoption of the proposed SOP would also require that any existing turnaround accruals be reversed to income immediately. If this proposed change were in effect at December 31, 2002, the Company would have been required to reverse the turnaround accruals and recognize pretax income totaling $26.9 million. The total accrued turnaround costs will change throughout the year as turnarounds are incurred and accruals are made for future turnarounds. If adopted in its present form, income related to this proposed change would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

        In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” It is probable that the rescission of SFAS No. 4 is the only portion of SFAS No. 145 that may have an impact on the Company in the future. Under SFAS No. 4, all gains and losses from extinguishment of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. SFAS No. 145 eliminates SFAS No. 4. As a result, gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria in Opinion 30. The Company adopted SFAS No. 145 effective January 1, 2003 and it did not expected have any impact on the Company’s financial condition or results of operations for the periods presented herein.

        In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for the December 31, 2002 financial statements and all required disclosures have been made in the notes to the 2002 financial statements.

Cash Equivalents

        Highly liquid investments with a maturity, when purchased, of three months or less are considered to be cash equivalents. Cash equivalents were $109.8 million and $102.3 million at December 31, 2002 and 2001, respectively.

Supplemental Cash Flow Information

        Cash payments for interest, excluding capitalized interest, during 2002, 2001 and 2000 were $24.5 million, $27.8 million and $31.7 million, respectively. Cash payments for income taxes during 2002, 2001 and 2000 were $83,000, $21.2 million and $2.4 million, respectively.

Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year presentation.

3.    Debt

                                     Schedule of Long-term Debt
                                           (in thousands)

                                                                         December 31,
                                                              -----------------------------------
                                                                    2002                2001
                                                              ----------------   ----------------

      11-3/4% Senior Notes, net of unamortized discount       $        168,491   $        168,315
      9-1/8% Senior Notes                                               39,475             40,565
                                                              ----------------   ----------------

                                                              $        207,966   $        208,880
                                                              ================   ================

Senior Notes

        On November 5, 1999, the Company issued $190 million principal amount of 11¾% Senior Notes due 2009. The 11¾% Notes were issued at a price of 98.562%. The net proceeds were utilized to acquire the El Dorado Refinery. The 11¾% Notes are redeemable, at the option of the Company, at 105.875% after November 15, 2004, declining to 100% in 2007. Prior to November 15, 2004, the Company may at its option redeem the 11¾% Notes at a defined make-whole amount, plus accrued and unpaid interest. During 2001 and 2000, the Company purchased and is holding as treasury notes $6.5 million and $13.0 million, respectively, principal amount of the 11¾% Senior Notes, the accounting for which was a reduction of debt. Interest is paid semiannually.

        On February 9, 1998, the Company issued $70 million of 9-1/8% Senior Notes due 2006. The 9-1/8% Notes are redeemable, at the option of the Company, at 104.563% after February 15, 2002, declining to 100% in 2005. Interest is paid semiannually. During 2002, 2001 and 2000, the Company purchased and is holding as treasury notes $1.1 million, $24.4 million and $5.0 million, respectively, principal amount of the 9-1/8% Senior Notes, the accounting for which was a reduction of debt.

Revolving Credit Facility

        The refining operations have a working capital credit facility with a group of nine banks. The revolving credit facility has a current expiration date of June 15, 2004. The facility is a collateral-based facility with total capacity of up to $175 million, of which maximum cash borrowings are $125 million, subject to borrowing base amounts. Any unutilized capacity after cash borrowings is available for letters of credit. No debt was outstanding at December 31, 2002 or 2001. Standby letters of credit outstanding were $48.0 million and $175,000 at December 31, 2002 and 2001, respectively. As of December 31, 2002, the Company had borrowing base availability of $88.2 million under the facility.

        The facility provides working capital financing for operations, generally the financing of crude and product supply. It is generally secured by the Refineries’ current assets. The agreement provides for a quarterly commitment fee of 0.375 of 1% to 0.500 of 1% per annum. Interest rates are based, at the Company’s option, on the agent bank’s prime rate plus 0.25% to 1%, the prevailing Federal Funds Rate plus 2% to 2.75%, or the reserve-adjusted LIBOR plus 1.5% to 2.25%. Standby letters of credit issued bear a fee of 1.125% to 1.875% annually, plus standard issuance and renewal fees. In all cases, the rate and fees discussed above increase from the lower to higher levels as the ratio of funded debt to earnings, as defined, increases. The average interest rate on funds borrowed under the revolving credit facility during 2002 was 3.7%. The agreement includes certain financial covenant requirements relating to the Refineries’ working capital, cash earnings, tangible net worth and capital expenditure limits. The Company was in compliance with these covenants at December 31, 2002.

Restrictions on Loans, Transfer of Funds and Payment of Dividends

        The revolving credit facility restricts the Refineries as to the distribution of capital assets and the transfer of cash in the form of dividends, loans or advances when there are any outstanding borrowings under the facility or when a default exists or would occur. The Company is currently in compliance with the provisions of its credit agreement.

Five-year Maturities

         The 9-1/8% Senior Notes are due 2006 and the 11¾% Notes are due 2009; until then there are no maturities of long-term debt.

4.    Income Taxes

         The following is the provision for income taxes for the three years ended December 31, 2002, 2001 and 2000.

                            Provision for Income Taxes
                                 (in thousands)

                                            2002            2001           2000
                                        -----------     -----------    -----------
  Current:
     State                              $        32     $     6,231    $       615
     Canadian                                    83               -            751
     Federal                                   (204)         12,379            579
                                        -----------     -----------    -----------
  Total current (benefit) provision             (89)         18,610          1,945
                                        -----------     -----------    -----------
  Deferred:
     State                                      303             457          1,277
      Federal                                   846           9,006         (1,147)
                                        -----------     -----------    -----------
  Total deferred provision                    1,149           9,463            130
                                        -----------     -----------    -----------
                                        $     1,060     $    28,073    $     2,075
                                        ===========     ===========    ===========

        The following is a reconciliation of the provision for income taxes computed at the statutory United States income tax rates on pretax income and the provision for income taxes as reported for the three years ended December 31, 2002, 2001 and 2000.

                                   Reconciliation of Tax Provision
                                           (in thousands)

                                                   2002            2001           2000
                                               -----------     -----------    -----------
   Provision based on statutory rates          $       731     $    47,504    $    13,748
    Increase (decrease) resulting from:
        Release of valuation allowance                   -         (24,603)       (13,574)
        Federal tax effect of state and
           other income taxes                         (146)         (2,341)          (925)
        State and other income taxes                   418           6,688          2,643
        Other                                           57             825            183
                                               -----------     -----------    -----------
    Provision as reported                      $     1,060     $    28,073    $     2,075
                                               ===========     ===========    ===========

         Significant components of deferred tax assets and liabilities are shown below:

                                 Components of Deferred Taxes
                                        (in thousands)

                                                                        December 31,
                                                               ------------------------------
                                                                   2002              2001
                                                               -------------    -------------
Current deferred tax assets:
   State gross current assets                                  $         808    $         765
   State net operating losses                                            287                -
   State gross current liabilities                                      (132)            (149)
                                                               -------------    -------------
Total state current net deferred tax assets                              963              616
                                                               -------------    -------------
   Federal gross current assets                                        5,651            5,304
   Federal gross current liabilities                                  (1,268)          (1,075)
                                                               -------------    -------------
Total federal current net deferred tax assets                          4,383            4,229
                                                               -------------    -------------
Total current deferred tax assets                              $       5,346    $       4,845
                                                               =============    =============

Long-term deferred tax liabilities:
   State gross long-term liabilities                           $       6,242    $       5,700
   State gross long-term assets                                       (1,767)          (1,660)
                                                               -------------    -------------
  Total state long-term net deferred tax liabilities                   4,475            4,040
                                                               -------------    -------------
Federal gross long-term liabilities                                   39,460           41,071
Federal gross long-term assets:
   Accrued liabilities and other                                     (13,923)         (13,372)
   Federal alternative minimum tax credits                           (13,434)         (13,614)
   Federal net operating loss carryforwards and other                 (1,402)          (3,045)
                                                               -------------    -------------
Total federal gross long-term assets                                 (28,759)         (30,031)
                                                               -------------    -------------
Total federal long-term net deferred tax liabilities                  10,701           11,040
                                                               -------------    -------------
Total long-term deferred tax liabilities                       $      15,176    $      15,080
                                                               =============    =============

        The accrued liabilities and other deferred tax assets primarily include turnaround and postretirement employee benefit expenses. The major component of the deferred tax liabilities is depreciation.

        At December 31, 2002, the Company had alternative minimum tax carryforwards of approximately $13.4 million which are indefinitely available to reduce future United States income taxes payable, of which $644,000 represents alternative minimum tax carryforwards generated by the Cheyenne refining operations prior to its 1991 acquisition by the Company which may be subject to certain limitations. The Company had an estimated federal net operating loss carryforward of $6.7 million as of December 31, 2002, the majority of which will not expire until 2022.

        The Company has estimated state net operating losses generated during 2002 to reduce future state taxable income of $3.3 million for Kansas, $690,000 for Colorado and $174,000 for Nebraska. Carryforward periods for the state net operating losses are ten years for Kansas, twenty years for Colorado and five years for Nebraska. State deferred tax liabilities were $3.5 million and $3.4 million at December 31, 2002 and 2001, respectively, reflecting the estimated state tax effect of temporary differences, primarily for differences in depreciation for property, plant and equipment.

5.    Common Stock

Dividends

        The Company declared quarterly dividends of $.05 per share of common stock for each quarter during 2002 and quarterly dividends of $.05 per share for the second, third and fourth quarters of 2001. No dividends were declared for the year ended December 31, 2000.

Earnings per Share

        The following sets forth the computation of diluted earnings per share (“EPS”) for the years ended December 31, 2002, 2001 and 2000.

                                    2002                                 2001                                2000
                     -----------------------------------  ----------------------------------  -----------------------------------
                                                  Per                                 Per                                  Per
                       Income       Shares       Share      Income       Shares      Share      Income       Shares       Share
                     (Numerator) (Denominator)   Amount   (Numerator) (Denominator)  Amount   (Numerator) (Denominator)   Amount
                     ----------- -------------  --------  ----------- ------------- --------  ----------- -------------  --------
                                                        (in thousands except per share amounts)

Basic EPS:
Net income           $   1,028      25,780           .04    $ 107,653      26,113   $   4.12   $  37,206      27,374      $  1.36
Dilutive securities:
   Stock options and
    restricted stock         -       1,154                          -         772                      -         415
                     ---------     -------     ---------    ---------    --------   --------   ---------     -------      -------
Dilutive EPS:
Net income           $   1,028      26,934     $     .04    $ 107,653      26,885   $   4.00   $  37,206      27,789      $  1.34
                     =========     =======     =========    =========    ========   ========   =========     =======      =======

        The number of shares of the Company’s restricted stock that could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS for the years ended 2002, 2001 and 2000 were 242,880, 155,575 and 0 shares, respectively, because to do so would have been antidilutive for those periods presented.

Non-employee Directors Stock Grant Plan

        During 1995, the Company established a stock grant plan for non-employee directors. The purpose of the plan is to provide a part of non-employee directors’ compensation in Company stock. The plan will be beneficial to the Company and its stockholders by allowing non-employee directors to have a personal financial stake in the Company through an ownership interest in the Company’s common stock. The plan may grant an aggregate of 60,000 shares of the Company’s common stock held in treasury. The Company made aggregate grants to directors under this plan of 3,000 shares each in 2002 and 2001 and 2,000 shares in 2000 and expensed compensation in the amount of $13,500, $13,500 and $9,000, respectively for each of these years. There were 42,000 shares available for grant as of December 31, 2002.

Stock Option Plan

        The Company has a stock option plan which authorizes the granting of options to employees to purchase shares. The plans through December 31, 2002 have reserved for issuance a total of 8,002,075 shares of common stock of which 4,435,175 shares were granted and exercised, 2,581,250 shares were granted and were outstanding and 985,650 shares were available to be granted. Options under the plan are granted at fair market value on the date of grant. No entries are made in the accounts until the options are exercised, at which time the proceeds are credited to common stock and paid-in capital. Generally, the options vest ratably throughout their one- to five-year terms.

         Changes during 2002, 2001 and 2000 in outstanding options are presented below:

                                                  2002                          2001                           2000
                                    ------------------------------  -----------------------------  --------------------------
                                                      Weighted-                      Weighted-                      Weighted-
                                      Number of        Average        Number of       Average       Number of        Average
                                       Options      Exercise Price     Options     Exercise Price    Options     Exercise Price
                                    -------------   --------------  -------------  --------------  ------------  --------------

Outstanding at beginning of year      2,159,700         $ 7.22         2,451,220       $   5.88      2,115,884       $  4.68
Granted                                 702,400          21.85           623,500           8.88      1,218,000          7.13
Exercised                              (230,750)          6.79          (869,570)          4.68       (647,674)         4.24
Expired                                 (50,100)         10.21           (45,450)          6.41       (234,990)         6.10
                                    -----------                      -----------                   -----------
Outstanding at end of year            2,581,250          11.18         2,159,700           7.22      2,451,220          5.88
                                    ===========                      ===========                   ===========
Exercisable at end of year            1,512,325           8.63         1,022,826           6.72      1,326,570          5.17
                                    ===========                      ===========                   ===========
Available for grant at end of year      985,650                          765,230                     1,343,280
                                    ===========                    =============                   ===========
Weighted-average fair value of
   options granted during the year                        9.34                             4.39                         3.58

         The following table summarizes information about stock options outstanding at December 31, 2002:

                                         Options Outstanding                 Options Exercisable
                             -----------------------------------------    -------------------------
                                               Weighted-
                                                Average       Weighted-                  Weighted-
                                 Number        Remaining       Average                    Average
                               Outstanding    Contractual     Exercise     Exercisable   Exercise
Range of Exercise Prices       At 12/31/02    Life (Years)      Price      at 12/31/02     Price
------------------------     --------------  -------------   -----------   -----------   ----------
$5.63 to $7.00                  1,263,550          1.86      $    6.48      1,039,650    $   6.37
$8.50 to $8.75                    595,000          3.04           8.58        284,500        8.57
$12.10                             20,000          3.33          10.10         10,000       12.10
$19.07 to 21.85                   702,700          4.29          21.81        178,175       21.77

        Had compensation costs been determined based on the fair value at the grant dates for awards made in 2002, 2001, and prior years for the vested portions of the awards in each of the years 2002, 2001 and 2000, the Company’s net income (loss) and EPS would have been the pro forma amounts indicated in the following table for the years ended December 31, 2002, 2001 and 2000:

                                                        2002          2001          2000
                                                    -----------   -----------   -----------
                                                    (in thousands except per share amounts)

  Net income as reported                            $    1,028    $   107,653   $    37,206
    Pro forma compensation expense, net of tax          (4,002)        (1,670)       (2,156)
                                                    ----------    -----------   -----------
  Pro forma net income (loss)                           (2,974)       105,983        35,050
  Basic EPS:
      As reported                                   $      .04    $      4.12   $      1.36
      Pro forma                                           (.12)          4.06          1.28
  Diluted EPS:
      As reported                                   $      .04    $      4.00   $      1.34
      Pro forma                                           (.12)          3.94          1.26

        The fair value of grants was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for 2002, 2001 and 2000, respectively: risk-free interest rates of 2.76%, 4.80% and 6.58%, expected volatilities of 55.6%, 50.20% and 47.40%, expected lives of 5.0 years, 5.0 years, and 3.50 years and 1.27% dividend yield in 2002, 0.5% dividend yield in 2001 and no dividend yield in 2000.

Restricted Stock Plan

        On March 13, 2001, the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Plan”) covering 1,000,000 shares of common stock held as treasury stock by the Company. The Plan’s purpose is to permit grants of shares, subject to restrictions, to key employees of the Company and is intended to promote the interests of the Company by encouraging those employees to acquire or increase their equity interest in the Company. The Plan is also intended to enhance the ability of the Company to attract and retain the services of key employees who are important to the growth and profitability of the Company. The Plan is designed to work in conjunction with the Company’s annual bonus program for employees whereby all or a portion of a bonus awarded shall be paid in the form of restricted stock granted under the Plan. Shares awarded under the Plan entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred or pledged during the restriction period except as provided for in the Plan and any dividends are held by the Company and paid to the employee when the stock vests.

        As of December 31, 2002, there are 294,697 shares of unvested restricted stock which represents the total of both the 2001 and 2002 grants less the portion of the 2001 grant which has now vested and reduced by shares forfeited from employee departures prior to vesting. Of the remaining 181,638 shares from the 2001 grants, 60,540 shares vest in March 2003 and the remaining 121,098 shares will vest in March 2004. The Company granted an additional 113,059 restricted shares on March 13, 2002 and recorded an additional $2.2 million to deferred employee compensation. These restricted shares of common stock granted in 2002 vest 25% in March 2003, 25% in March 2004 and 50% in March 2005. The shares for both the 2002 and 2001 grants were recorded at the market value on the date of issuance (March 13, 2002 and 2001 respectively) as deferred employee compensation (equity account) and is being amortized to compensation expense over the respective vesting periods of the stock. Compensation expense for the years ended December 31, 2002 and 2001 was $907,000 and $380,000, respectively.

6.    Employee Benefit Plans

Contribution Plans

        The Company sponsors defined contribution plans for its employees. All employees may participate by contributing a portion of their annual earnings to the plans. The Company makes basic and/or matching contributions on behalf of participating employees. The cost of the plans for the three years ended December 31, 2002, 2001 and 2000 was $5.1 million, $4.6 million and $4.8 million, respectively.

Defined Benefit Plans

        The Company established a defined cash balance pension plan, effective January 1, 2000, for eligible El Dorado employees to supplement retirement benefits those employees lost upon the sale of the El Dorado Refinery to Frontier. No other current or future employees will be eligible to participate in the plan. This plan has assets of $3.8 million at December 31, 2002 and its funding status is in compliance with ERISA.

        The Company provides postretirement healthcare and other benefits to certain employees of the El Dorado Refinery. Eligible employees are employees hired by the Refinery before certain defined dates and who satisfy certain age and service requirements. Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare. Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans have no assets as of December 31, 2002 and 2001.

        The following tables set forth the change in benefit obligation, the change in plan assets, the funded status of the pension plan and postretirement healthcare and other benefit plans, amounts recognized in the Company’s financial statements, and the principal weighted-average assumptions used:

                                                                                Postretirement
                                                                                Healthcare and
                                                        Pension Benefits        Other Benefits
                                                     ----------------------  --------------------
                                                         2002       2001         2002       2001
                                                     --------   --------     --------   --------
                                                                   (in thousands)
Change in benefit obligation
Benefit obligation at January 1                      $  8,816   $  8,409     $  15,075  $ 12,015
Service cost                                                -          -           691       599
Interest cost                                             582        563         1,071       901
Plan participant contributions                              -          -             3         1
Actuarial (gains) losses                                  449        (95)        2,547     1,566
Benefits paid                                             (53)       (61)           (7)       (7)
                                                     --------   --------     ---------  --------
Benefit obligation at December 31                    $  9,794   $  8,816     $  19,380  $ 15,075
                                                     ========   ========     =========  ========

Change in plan assets
Fair value of plan assets at January 1               $    925   $      -     $      -   $      -
Actual return on plan assets                               54         13            -          -
Employer contribution                                   2,851        973            4          6
Plan participant contributions                              -          -            3          1
Benefits paid                                             (53)       (61)          (7)        (7)
                                                     --------   --------     --------   --------
Fair value of plan assets at December 31             $  3,777   $    925     $      -   $      -
                                                     ========   ========     ========   ========

Funded status                                        $ (6,017)  $ (7,891)    $ (19,380) $(15,075)
Unrecognized net actuarial loss                           970        413         4,941     2,530
                                                     --------   --------     ---------  --------
Net amount recognized                                $ (5,047)  $ (7,478)    $ (14,439) $(12,545)
                                                     ========   ========     =========  ========

Amounts recognized in the balance sheets:
   Accrued benefit liability                         $ (6,017)  $ (7,891)    $ (14,439) $(12,545)
   Accumulated other comprehensive loss                   970        413            -          -
                                                     --------   --------     --------   --------
Net amount recognized                                $ (5,047)  $ (7,478)    $ (14,439) $(12,545)
                                                     ========   ========     =========  ========

Weighted-average assumptions as of December 31
Discount rate                                           6.25%      6.82%         6.25%     6.82%
Expected return on plan assets                          8.00%      8.00%         8.00%     8.00%

        Components of net periodic benefit cost are as follows:

                                                                                            Postretirement
                                                                                            Healthcare and
                                                              Pension Benefits              Other Benefits
                                                          ------------------------  -------------------------------
                                                            2002     2001     2000       2002       2001       2000
                                                          ------  -------  -------  ---------  ---------  ---------
                                                                               (in thousands)
Components of net periodic benefit cost:
Service cost                                              $    -  $     -  $     -  $     691  $     599  $     537
Interest cost                                                582      563      401       1071        901        752
Expected return on plan assets                              (162)     (25)       -          -          -          -
Amortization of prior service cost                             -        -        -          -          -          -
Recognized net actuarial loss                                  -        -        -        136         11          -
                                                          ------  -------  -------  ---------  ---------  ---------
Net periodic benefit cost                                 $  420   $  538   $  401   $  1,898  $  1,511   $   1,289
                                                          ======   ======   ======   ========  ========   =========

Healthcare cost trend rate:
                                                                                       15.00%     15.00%      9.00%
                                                                                   ratable to ratable to ratable to
                                                                                         5.0%       5.0%       5.0%
                                                                                    from 2007  from 2007  from 2009

Sensitivity Analysis:
Effect of 1% (-1%) change in healthcare cost-trend rate:
   Year-end benefit obligation                                                      $   4,258  $   3,322  $   2,688
                                                                                       (3,313)    (2,585)    (2,088)
   Total of service and interest cost                                                     394        338        293
                                                                                         (307)      (263)      (228)

7.    Commitments and Contingencies

Lease and Other Commitments

        On November 16, 1999, Frontier acquired the 110,000 barrels per day crude oil refinery located in El Dorado, Kansas from Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”). Under the provisions of the purchase and sale agreement, the Company is required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60 million per year of the El Dorado Refinery’s revenues less its material costs and operating costs, other than depreciation. The total amount of these contingent payments is capped at $40 million, with an annual cap of $7.5 million. Any contingency payment will be recorded when determinable. Such contingency payments, if any, will be recorded as additional acquisition cost. No contingent earn-out payment will be required based on 2002 results. A contingent earn-out payment of $7.5 million was required based on 2001 results and was accrued as of December 31, 2001 and paid in early 2002. No contingent earn-out payment was required based on 2000 results.

        In connection with the acquisition of the El Dorado Refinery, the Company entered into an operating sublease agreement with Shell for the use of the cogeneration facility at the El Dorado Refinery. The noncancellable operating sublease expires in 2016 with the Company having the option to renew the sublease for an additional eight years. At the end of the renewal sublease term, the Company has the option to purchase the cogeneration facility for the greater of fair value or $22.3 million. The Company also has building, equipment, aircraft and vehicle operating leases that expire from 2003 through 2008. Operating lease rental expense was approximately $11.3 million, $11.9 million and $11.1 million for the three years ended December 31, 2002, 2001 and 2000, respectively. The approximate future minimum lease payments as of December 31, 2002 are $10.4 million for 2003, $10.0 million for 2004, $9.5 million for 2005, $9.0 million for 2006, $7.5 million for 2007 and $56.9 million thereafter.

        The Company has a one-year foreign crude oil supply agreement with Shell which expires April 2003. Under this agreement, the Company may purchase crude oil for the El Dorado Refinery from Shell, although the Company is not obligated to do so. The Company is obligated to pay monthly installments towards an annualized commitment fee to Shell for making foreign crude volumes available to the Company under this agreement based on a per barrel fee for crude purchased under this agreement. This agreement allows the Company to use Shell’s worldwide network to acquire foreign crude oil.

        In October 2002, the Company entered into a five-year crude oil supply agreement with Baytex Energy Ltd, a Canadian crude oil producer. On November 28, 2002, Baytex Energy Ltd. assigned this agreement to its wholly-owned subsidiary, Baytex Marketing Ltd. (“Baytex”). This agreement, which commences January 1, 2003, will provide for the Company to purchase up to 20,000 barrels per day of a Lloydminster crude oil blend, a heavy Canadian crude. Initially, the Company will receive 9,000 barrels per day, increasing up to 20,000 barrels per day by October 2003. The Company intends to process this crude oil at the Cheyenne Refinery, which is near Guernsey, Wyoming, the delivery point of the crude oil under this agreement. This type of crude oil typically sells at a discount to lighter crude oils. The Company’s price for the crude oil under the agreement will be equal to 71% of the simple average of the near month settlement prices of the NYMEX light sweet crude oil contracts during the month of delivery, plus the cost of transportation based on the pipeline tariff from Hardisty, Alberta to Guernsey, Wyoming, less $0.25 per barrel. The initial term of the agreement is through December 31, 2007. This agreement provides a firm source of heavy Canadian crude and also assigns most of the Company’s dedicated capacity through the Express Pipeline, a crude oil pipeline from Canada to Guernsey, Wyoming.

        The Company contracted for pipeline capacity of approximately 13,800 bpd on the Express Pipeline from Hardisty, Alberta to Guernsey, Wyoming in 1997 for a period of 15 years. The agreement has allowed the Company to assign a portion of its capacity in early years for additional capacity in later years. As discussed above, the Company has assigned a portion of its contracted pipeline capacity to Baytex in connection with the crude supply agreement. The Company’s commitment for pipeline capacity, based on the current tariff, and after reducing for the commitment assigned to Baytex under the initial term of the agreement, is approximately $1.6 million for 2003, $178,000 for 2004, $934,000 for 2005, $284,000 for 2006, $0 for 2007, $6.1 million for each of the years 2008 though 2011, and $1.5 million for 2012. Should the Baytex agreement be extended, as provided for in the agreement, beyond the initial term which is through December 31, 2007, a significant portion of the Company’s commitment for pipeline capacity will continue to be assigned to Baytex in the years 2008 through 2012.

        The Company has a Resid Processing Agreement, as amended, with Conoco Inc. (“Conoco”) which expires no later than December 2006. Conoco is entitled to process in the Cheyenne Refinery coker unit up to 3,300 barrels per day of resid. The Company earns a processing fee ranging from $.80 to $2.05 per barrel depending on the number of barrels of resid processed plus a pro rata share of the actual coker operating costs.

        The Company owns a 25,000 bpd interest in a crude oil pipeline from Guernsey, Wyoming to the Cheyenne Refinery and a 50% interest in some crude oil tankage in Guernsey. The Company’s share of operating costs for the crude oil pipeline and the tanks are recorded as refining operating costs.

        The Company has commitments to purchase crude oil from various suppliers on a one-month to one-year basis at daily market posted prices to meet its refineries’ throughput requirements.

Concentration of Credit Risk

        The Company has concentrations of credit risk with respect to sales within the same or related industry and within limited geographic areas. The Company sells its Cheyenne products exclusively at wholesale, principally to independent retailers and major oil companies located primarily in the Denver, western Nebraska and eastern Wyoming regions. The Company sells a majority of its El Dorado gasoline, diesel and jet fuel to Shell at market-based prices, under a 15-year offtake agreement in conjunction with the purchase of the El Dorado Refinery previously discussed. Beginning in 2000, the Company retained and marketed a portion of the El Dorado Refinery’s gasoline and diesel production. This portion will increase 5,000 barrels per day each year for ten years. The amount of gasoline and diesel production retained by the Company began at 5,000 barrels per day in 2000, and will rise to 50,000 barrels in 2009 and remain at that level through the term of the agreement. Shell will purchase all jet fuel production from the El Dorado Refinery through 2004. The Company retains and markets all of the chemicals and heavy oils production from the El Dorado Refinery.

        The Company extends credit to its customers based on ongoing credit evaluations. An allowance for doubtful accounts is provided based on the current evaluation of each customers’ credit risk, past experience and other factors. During 2002, the Company provided an allowance of $800,000 against a $2.2 million note receivable from a customer which represents the estimated unsecured portion of the note. During 2000, doubtful accounts for two customers totaling $533,000 were written off. The Company made sales to Shell during 2002, 2001 and 2000 of approximately $1.1 billion, $1.1 billion and $1.2 billion, respectively, which accounted for 58% of consolidated sales revenues in 2002 and 59% of consolidated sales revenues in 2001 and 2000.

Environmental

        The Company accounts for environmental costs as indicated in Note 2. The Company’s refining and marketing operations are subject to a variety of federal, state and local health and environmental laws and regulations governing product specifications, the discharge of pollutants into the air and water, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Permits are required for the operation of the Refineries, and these permits are subject to revocation, modification and renewal. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to injunctions, civil fines and even criminal penalties. The Company believes that each of our Refineries is in substantial compliance with existing environmental laws, regulations and permits.

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

        The EPA has recently stated their intent to propose new regulations that will limit emissions from diesel fuel powered engines used in off-road activities such as mining, construction and agriculture. The EPA has also stated their intent to simultaneously limit the sulfur content of diesel fuel used in these engines to facilitate compliance with the new emission standards. The EPA expects to propose the new off-road diesel engine emissions and related fuel sulfur standards early in 2003. It is likely that the new rules will require the off-road diesel fuel sulfur content to be reduced to 500 parts-per-million or less from the current limit of 5,000 parts-per-million by 2007. Since a minor portion of the diesel fuel the Company manufactures at the El Dorado Refinery is sold to the off-road market, these regulations, when promulgated, will likely require certain modifications to the Refinery. The cost associated with such modifications cannot be estimated until the final regulatory limits are known.

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

        On August 18, 2000, the Company entered into a Consent Agreement and Final Order of the Secretary (“Agreement”) with the KDHE that required the initiation of a wastewater toxicity testing program to commence upon the completion of the wastewater treatment upgrades described above. Good progress has since been made toward satisfying the provisions of the Agreement and Frontier expects to meet all applicable requirements.

Litigation

        The Company is involved in various lawsuits which are incidental to its business. In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Collective Bargaining Agreement Expiration

        The Company’s refining units hourly employees are represented by seven bargaining units, the largest being the Paper, Allied-Industrial, Chemical and Energy Workers International Union (“PACE”). Six AFL-CIO affiliated unions represent the Cheyenne Refinery craft workers. At the Cheyenne Refinery, the current contract with PACE expires in July 2006, while the current contract with the AFL-CIO affiliated unions expires in June 2009. The El Dorado Refinery’s hourly workers are all represented by PACE and the current contract with PACE expires January 2006. The union employees represent approximately 61% of the Company’s work force at December 31, 2002.

8.    Fair Value of Financial Instruments

        The fair value of the Company’s Senior Notes was estimated based on quotations obtained from broker-dealers who make markets in these and similar securities. At December 31, 2002 and 2001, the carrying amounts of long-term debt instruments were $208.0 million and $208.9 million, respectively, and the estimated fair values were $212.6 million and $222.3 million.

9.    Price Risk Management Activities

        The Company, at times, enters into commodity derivative contracts for the purposes of managing price risk on foreign crude purchases, crude and other inventories, and natural gas purchases and to fix margins on certain future production.

Trading Activities

During 2002, 2001 and 2000, the Company had the following derivative activities which, while economic hedges were not accounted for as hedges and whose gains or losses are reflected in other revenues:

•	Derivative contracts on barrels of crude oil to hedge butane inventory builds at the El Dorado Refinery. During the year ended December 31, 2002, the Company recorded $903,000 in realized losses on these positions.

•	Derivative contracts during 2002 on barrels of crude oil to hedge excess gas oil inventory at the Cheyenne Refinery had $202,000 in realized losses.
•	Derivative contracts during 2002 on barrels of crude oil to hedge excess gas oil inventory at the El Dorado Refinery resulted in gains of $896,000.
•	Derivative contracts during 2002 on barrels of crude oil to hedge excess naptha inventory at the El Dorado Refinery resulted in losses of $579,000.
•	Derivative contracts during 2002 to hedge crude oil resulted in a gain of $48,000.
•	Derivative contracts to fix margins on sales of gasoline and diesel. During 2001, the Company recorded net gains on these positions totaling $2.5 million ($394,000 realized gain plus the reversal of the $2.1 million unrealized loss recorded in 2000). During 2000, the impact of these positions was $0 ($2.1 million realized gain and an unrealized loss of $2.1 million recorded at December 31, 2000 on open positions).

•	Derivative contracts on unleaded gasoline to hedge butylene inventory builds at the El Dorado Refinery which were drawn down in April and May 2001. During 2001, the Company recorded a net loss of $1.3 million on these positions ($769,000 realized loss plus the reversal of the unrealized gain recorded in 2000.) During 2000, the Company recorded net gains of $564,000, consisting of an unrealized gain recorded at December 31, 2000 on open positions.

•	Derivative contracts on barrels of crude oil to hedge excess inventory against price declines. During 2001, the Company recorded net losses of $1.5 million on these positions ($763,000 net realized losses plus the reversal of the unrealized gain recorded in 2000). During 2000, the Company recorded net gains of $115,000 on these positions ($622,000 realized losses plus an unrealized gain of $737,000 recorded on open positions at December 31, 2000).

•	Derivative contracts on barrels of crude oil to protect against price declines on foreign crude oil purchases. During 2001, the Company recorded a net loss of $2.2 million on these positions ($1.8 million realized gain less the unrealized gain recorded in 2000.) During 2000, the Company recorded net gains of $4.0 million, consisting of an unrealized gain recorded at December 31, 2000 on open positions.

•	Derivative contracts on natural gas to hedge natural gas costs. During 2001, the Company realized a $472,000 gain on positions to hedge natural gas.
•	Derivative contracts on barrels of unleaded gasoline and barrels of heating oil to hedge gas oil inventory builds at the Cheyenne Refinery. During 2001, the Company realized a $144,000 loss on these positions.

As of December 31, 2002, the Company had no open derivative contracts.

Hedging Activities

        During 2002, 2001 and 2000, the Company had the following derivatives which were appropriately designated and accounted for as hedges:

•	Crude Purchases. At December 31, 2002, the Company had no open derivative contracts to hedge against price declines on foreign crude oil purchases. During the year ended December 31, 2002, the Company closed out contracts to hedge foreign crude purchases and realized net losses of $9.8 million, of which $10.7 million increased crude costs and $878,000 income was reflected in other revenues for the ineffective portion of those hedges. These contracts were accounted for as fair value hedges. At December 31, 2001, the Company had open derivative contracts on 422,000 barrels of crude oil to hedge against price declines on foreign crude oil purchases which were accounted for as fair value hedges under SFAS No. 133. The unrealized ineffective portion of this hedge recorded in other revenues during 2001 was a $30,000 gain. During 2001, the Company realized gains of $7.1 million on crude fair value hedges of which $229,000 was the ineffective portions recorded in other revenues and $6.8 million was recorded as a reduction of crude oil costs. During 2000, the Company recognized losses of $6.0 million on crude oil hedging derivative contracts.

•	Natural Gas Collars. In March 2002, the Company entered into price swaps on natural gas for the purpose of hedging approximately 50% of the Refineries’ anticipated usage against natural gas price increases for April 2002 through December 2002. These contracts were accounted for as cash flow hedges. One group of contracts to hedge natural gas costs at the El Dorado Refinery averaged 300,000 MMBTU per month at an average price of $3.34 per MMBTU (Panhandle). A second group of contracts to hedge natural gas costs at the Cheyenne Refinery averaged 112,222 MMBTU per month at an average price of $2.84 per MMBTU (CIG). The April and May contracts resulted in net realized gains totaling $41,000 and were recorded into refining operating costs. Due to natural gas market conditions, a decision was made in May to close out the remaining June through December contracts resulting in a net gain of $393,000. The realized gains or losses were recorded in other comprehensive income (equity account), net of tax. The pretax realized gains or losses were reclassified into refining operating costs and out of other comprehensive income based on the month when the corresponding natural gas was purchased. As of December 31, 2002, all these gains and losses and been reclassified into earnings.

During September 2000, the Company purchased two costless collars for the purpose of hedging against natural gas price increases for the November 2000 through March 2001 period. The first collar covered an aggregate of 38,000 MMBTU with ceiling and floor prices of $6.50 and $4.29, respectively. The second collar covered an aggregate of 9,000 MMBTU with ceiling and floor prices of $6.50 and $4.00, respectively. Through December 31, 2000, no gains or losses had been recorded related to the collars. At December 31, 2000, these collars had a fair value of $4.1 million. In the first quarter of 2001, these positions were closed and the Company realized a $2.4 million gain. Beginning January 1, 2001, the Company began accounting for these contracts as cash flow hedges under the provisions of SFAS No. 133.

•	Natural Gas Purchases. During 2000, the Company recognized natural gas hedging gains of $195,000.

INDEPENDENT AUDITORS’ REPORT

         To the Board of Directors and Shareholders of Frontier Oil Corporation:

        We have audited the accompanying consolidated balance sheet of Frontier Oil Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Frontier Oil Corporation as of December 31, 2001, and for the years ended December 31, 2001 and 2000 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated February 8, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Frontier Oil Corporation and subsidiaries as of December 31, 2002 and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Frontier Oil Corporation:

        We have audited the accompanying consolidated balance sheets of Frontier Oil Corporation (a Wyoming corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frontier Oil Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Houston, Texas
February 8, 2002

REPORT OF MANAGEMENT

        The information contained in this Annual Report, as well as all the financial and operational data we present concerning Frontier Oil Corporation, is prepared by management. Our financial statements are fairly presented in all material respects in conformity with generally accepted accounting principles.

        It has always been our intent to apply proper and prudent accounting guidelines in the presentation of our financial statements; and, we are committed to full and accurate representation of our condition through complete and clear disclosures. We stand behind this pledge as a matter of honor and integrity.

James R. Gibbs
Chairman of the Board, President and
Chief Executive Officer

Julie H. Edwards
Executive Vice President - Finance and Administration,
Chief Financial Officer

Nancy J. Zupan
Vice President - Controller

UNAUDITED SUPPLEMENTARY DATA

SELECTED QUARTERLY FINANCIAL AND OPERATING DATA

                                                                  2002                                   2001
                                                 ------------------------------------------ ---------------------------------------
(unaudited, dollars in thousands except per share)    Fourth    Third     Second    First     Fourth    Third     Second    First
-----------------------------------------------------------------------------------------------------------------------------------
Revenues                                             $531,558  $486,680  $459,162  $336,350  $365,560  $538,049  $553,649  $431,143
Operating income (loss)                                11,110     8,487     1,631     6,671   (11,447)   62,473   100,916    12,158
Net income (loss)                                       2,965       809    (3,007)      261   (10,422)   34,662    78,901     4,512
Basic earnings (loss) per share:                        $0.11     $0.03    ($0.12)    $0.01    ($0.41)    $1.33     $2.99     $0.17
Diluted earnings (loss) per share:                      $0.11     $0.03    ($0.12)    $0.01    ($0.41)    $1.27     $2.86     $0.17
Net cash provided by (used in) operating
activities                                             43,749    20,237    (3,120)  (10,044)  (10,827)   73,812   109,164   (33,574)
Net cash used in investing activities                  (6,729)   (4,193)  (10,560)  (15,635)   (8,585)   (5,272)   (4,560)   (4,407)
Net cash provided by (used in) financing
 activities                                           (31,339)  (19,082)   15,494    29,591   (11,528)  (17,639)  (64,104)   17,069
EBITDA (1)                                             18,089    15,466     8,407    13,269    (5,056)   68,808   107,120    18,238
Refining operations
    Total charges (bpd) (2)                           162,361   170,391   165,074   157,310   153,649   169,878   161,854   146,632
    Gasoline yields (bpd) (3)                          94,564    79,779    82,050    82,104    82,310    83,506    77,283    69,201
    Diesel and jet fuel yields (bpd) (3)               55,140    53,101    54,190    51,273    49,313    54,578    52,653    48,247
    Total product sales (bpd)                         175,888   166,750   169,366   153,880   163,375   174,281   159,531   138,770
   Average light/heavy spread based on delivered
      crude costs for the Cheyenne Refinery(per
      bbl) (4)                                          $5.73     $3.95     $3.52     $3.75     $6.13     $6.42     $7.55     $8.20
   Average WTI/WTS crude oil spread (per bbl) (5)       $1.73     $0.97     $1.22     $1.53     $2.22     $2.68     $3.77     $3.73
-----------------------------------------------------------------------------------------------------------------------------------
(1)	EBITDA represents income before interest expense, interest income, income tax, and depreciation and amortization. EBITDA is not a calculation based upon generally accepted accounting principles; however, the amounts included in the EBITDA calculation are derived from amounts included in the consolidated financial statements of the Company. EBITDA should not be considered as an alternative to net income or operating income, as an indication of operating performance of the Company or as an alternative to operating cash flow as a measure of liquidity. EBITDA is not necessarily comparable to similarly titled measures of other companies. EBITDA is presented here because it enhances an investor's understanding of Frontier's ability to satisfy principal and interest obligations with respect to Frontier's indebtedness and to use cash for other purposes, including capital expenditures. EBITDA is also used for internal analysis and as a basis for financial covenants. Frontier's EBITDA for the 2002 and 2001 quarters is reconciled to net income as follows (in thousands):

                                                            2002                                     2001
                                          ---------------------------------------- -----------------------------------------
                                            Fourth     Third    Second    First      Fourth    Third     Second     First
                                          ---------------------------------------- -----------------------------------------
Net income (loss)                             $2,965      $809  ($3,007)     $261   ($10,422)  $34,662    $78,901    $4,512
Add provision (benefit) for income taxes       1,686     1,140   (1,864)       98     (7,456)   21,221     13,849       459
Add interest expense and other financing
  costs                                        6,874     7,009    6,953     6,777      7,129     7,458      8,659     7,900
Subtract interest income                        (415)     (471)    (451)     (465)      (698)     (868)      (493)     (713)
Add depreciation and amortization              6,979     6,979    6,776     6,598      6,391     6,335      6,204     6,080
                                          ----------------------------------------- ----------------------------------------
EBITDA                                       $18,089   $15,466   $8,407   $13,269    ($5,056)  $68,808   $107,120   $18,238
                                          ========================================= ========================================
(2)	Charges are the quantity of crude oil and other feedstock processed through refinery units.
(3)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and the operations of other refinery process units.
(4)	Average light/heavy spread is the discount at which heavy crude oil (gravity is low) sells compared to the sales price of light crude oil (gravity is high).
(5)	Average differential between benchmark West Texas intermediate (sweet) and West Texas sour crude oil prices.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Report on Form 8-K filed April 3, 2002 is incorporated herein by reference. This report included Item 4 for the reporting of Changes in Registrant's Certifying Accountant and Item 7(c)(16) Letter re: change in certifying accountant.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

         Set forth below are the directors of the Company along with their ages as of March 3, 2003.

         Mr. James R. Gibbs (58) joined the Company in February 1982 and has been President and Chief Operating Officer since January 1987. He assumed the additional position of Chief Executive Officer on April 1, 1992 and additionally became Chairman of the Board on April 29, 1999. Mr. Gibbs is a member of the Board of Directors of Smith International, Inc., an oil field service company; an advisory director of Frost National Bank, Houston; a director of Veritas DGC Inc., a seismic service company; and a director of Gundle/SLT Environmental, Inc., an environmental service company. Mr. Gibbs was elected a director of the Company in 1985.

         Mr. Douglas Y. Bech (57) has been Chairman and Chief Executive Officer of Raintree Resorts International, Inc. (“Raintree”) since August 1997. Mr. Bech is also a director and executive officer of Raintree U.S. Holdings, LLC, which filed for protection under Chapter 11 of the Bankruptcy Code on June 28, 2002. Raintree U.S. Holdings, LLC is a non-operating wholly owned subsidiary of Raintree. From 1994 to 1997, Mr. Bech was a partner in the law firm of Akin, Gump, Strauss, Hauer & Feld, L.L.P. of Houston, Texas. Since 1994, he has also been a managing director of Raintree Capital Company, LLC, a merchant banking firm. From 1993 to 1994, Mr. Bech was a partner of Gardere & Wynne, L.L.P. of Houston, Texas. From 1970 until 1993, Mr. Bech was associated with and a senior partner of Andrews & Kurth L.L.P. of Houston, Texas. Mr. Bech is a member of the Board of Directors of Pride Refining, Inc., the general partner of Pride Companies, L.P., a products pipeline and crude gathering company and j2 Global Communications, Inc., an internet document communications company. He was appointed a director of the Company in 1993.

         Mr. G. Clyde Buck (65) has been a Senior Vice President and Managing Director of the investment banking firm Sanders Morris Harris, Inc. (including predecessor firms) since 1998. From 1983 to 1998, he was a Managing Director of Dain Rauscher Corporation, also an investment banking firm. Mr. Buck is also a member of the Board of Directors of Smith International, Inc., an oilfield service company. He was appointed a director of the Company in 1999.

         Mr. T. Michael Dossey (60) has been a management consultant located in Houston, Texas since April 2000. From April 2000 through August 2002, Mr. Dossey was a management consultant affiliated with the Adizes Institute of Santa Barbara, California. Prior to his retirement in April 2000, Mr. Dossey spent 35 years with the Shell Oil Company and its affiliates. His last assignment with Shell was General Manager-Mergers and Acquisitions for Equilon Enterprises LLC, an alliance between the domestic downstream operations of Shell and Texaco. He also had been Vice President and Business Manager for Shell Deer Park Refining Company, which was a joint venture operation with Pemex. Previously, he spent several years in Saudi Arabia where he was General Operations Manager for Saudi Petrochemical Company, a joint venture between Shell and the Saudi Arabian government. Earlier in his career, Mr. Dossey’s positions included various business and operational positions in Shell’s refining and petrochemical operations domestically and in Europe. Mr. Dossey is a member of the advisory board of Verticore Technologies, Inc. and the marketing advisory board of Management Vitality Company, management consulting companies. He was appointed a director of the Company in 2000.

         Mr. James H. Lee (54) is Managing General Partner and principal owner of Lee, Hite & Wisda Ltd., an oil and gas consulting firm, which he founded in 1984. From 1981 to 1984, Mr. Lee was a Principal with the oil and gas advisory firm of Schroder Energy Associates. He had prior experience in investment management, corporate finance and mergers and acquisitions at Cooper Industries Inc. and at White, Weld & Co. Incorporated. Mr. Lee is a member of the Board of Directors of Forest Oil Corporation, an oil and gas exploration and production company. He was appointed a director of the Company in 2000.

         Mr. Paul B. Loyd, Jr. (56) served as Chairman of the Board and Chief Executive Officer of R&B Falcon Corporation, the world’s largest offshore drilling company, from December 1997 until its merger in January 2001, with Transocean Sedco Forex, after which time he retired. From April 1991 until December 1997 Mr. Loyd was Chairman of the Board and Chief Executive Officer of Reading and Bates, and prior to that time he had served as Assistant to the president of Atwood Oceanics International, President of Griffin-Alexander Company, and Chief Executive Officer of Chiles-Alexander International, Inc., all of which are companies in the offshore drilling industry. He has served as consultant to the Government of Saudi Arabia, and was a founder and principal of Loyd & Associates, Inc., an investment company focusing on the energy industry. Mr. Loyd is a member of the Board of Directors of Carrizo Oil & Gas, Inc., a member of the Board of Directors of Enterprise Oil, Plc., a member of the Board of Directors of Transocean Sedco Forex and serves on the Board of Trustees of Southern Methodist University and the Executive Board of the Cox School of Business. He was appointed a director of the Company in 1994.

         Mr. Carl W. Schafer (67) has been the President of the Atlantic Foundation, a charitable foundation, since 1990. From 1987 until 1990, Mr. Schafer was a principal of the investment management firm of Rockefeller & Co., Inc. Mr. Schafer presently serves on the Board of Directors of Roadway Corporation, a transportation company; the UBS PaineWebber, Guardian, Harding Loevner, and European Investors Groups of Mutual Funds, registered investment companies; and Labor Ready, Inc., a temporary labor company. Mr. Schafer was elected a director of the Company in 1984.

Executive and Other Officers

         Set forth below are the executive officers of the Company as of year end 2002 along with their ages as of March 3, 2003 and the office held by each officer.

         Mr. James R. Gibbs (58) is Chairman of the Board, President and Chief Executive Officer. Information about Mr. Gibbs is included above under “Directors”.

         Ms. Julie H. Edwards (44) is Executive Vice President-Finance & Administration. She joined the Company in March 1991 as Vice President-Secretary & Treasurer, was Senior Vice President-Finance & Chief Financial Officer from August 1994 until April 2000, when she was promoted to her current position. From 1985 to February 1991, she was employed by Smith Barney, Harris Upham & Co. Inc. in the Corporate Finance Department. Prior to 1985, she was employed by Amerada Hess Corporation and American Ultramar, Ltd., which were oil companies, as a geologist. Ms. Edwards recently became a member of the board of directors of EOTT Energy LLC, a crude oil pipeline company, the new entity that emerged from the bankruptcy of EOTT Energy Partners, L.P.

         Mr. W. Reed Williams (55) has been Executive Vice President-Refining & Marketing since joining the Company in July 2000. He has over 29 years of experience in refining and marketing. Prior to joining the Company, Mr. Williams was employed by Ultramar Diamond Shamrock beginning in 1993, where his responsibilities included corporate development, operations planning, pipeline operations and product supply and distribution. His final position at Ultramar Diamond Shamrock was Vice President of Logistics Development. Prior to 1993, Mr. Williams was employed by Tesoro Petroleum Corporation for nineteen years (1973 until 1992) where he held numerous positions, including Group Vice President of Refining, Marketing and Supply from 1990 to 1992. During 1992, he was President of Remote Operating Systems, Inc. before joining Ultramar Diamond Shamrock.

         Mr. J. Currie Bechtol (61) has been Vice President-General Counsel of the Company since January 1998 and became Secretary of the Company in August 2000. Prior to joining the Company, Mr. Bechtol was in private legal practice for 28 years, most recently with Hutcheson & Grundy L.L.P. from 1984 until joining the Company.

         Mr. Jon D. Galvin (49) is Vice President of the Company. He was appointed to this position in July 2000 and served as Vice President-Controller of the Company from September 1997 until July 2000. Mr. Galvin was the Chief Financial Officer of the Company's Frontier refining subsidiaries from February 1992 until July 2000, when he was promoted to Vice President-Crude Oil Supply of certain of the Company’s refining subsidiaries. Previously, he had spent 15 years with Arthur Andersen, ultimately as Audit Principal.

         Mr. Gerald B. Faudel (53) has been Vice President-Corporate Relations and Environmental Affairs of the Company since February 2000. Mr. Faudel had previously been Vice President-Safety and Environmental Affairs and had served in similar capacities since November 1993. From October 1991 through November 1993, Mr. Faudel was Director of Safety, Environmental and External Affairs of the refining subsidiaries of the Company. Mr. Faudel was employed by Frontier Oil Corporation from October 1989 through October 1991 as Director of Safety, Environmental and External Affairs. Prior to October 1989, Mr. Faudel was employed with Tosco Corporation's Avon Refinery as Manager of Hazardous Waste and Wastewater Program.

         Ms. Nancy J. Zupan (48) is Vice President-Controller of the Company. Prior to her appointment to this position in February 2001, Ms. Zupan was Controller for the Company's subsidiaries from 1991, when Frontier acquired the Cheyenne Refinery. She held the same position for the prior owners of the Cheyenne Refinery from 1987 until the acquisition. Prior to 1986, Ms. Zupan was employed by Husky Oil Company, the predecessor owner of the Cheyenne Refinery.

Section 16 Filings Disclosure

         Section 16(a) of the 1934 Act requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Commission and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Officers, directors and greater than ten-percent shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company’s knowledge, based solely on review of the Company's copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.    EXECUTIVE COMPENSATION

         Information appearing under the caption “Executive Compensation and Other Information” in the 2003 Proxy Statement is hereby incorporated by reference except for the information under the caption “– Stock Options” which is set forth below.

Stock Options

         The Company currently maintains three stock option plans pursuant to which options to purchase shares of Common Stock are outstanding. One plan currently has shares of Common Stock available for future grants to eligible employees, the Frontier Oil Corporation 1999 Stock Plan, in which directors and other non-employee agents of the Company are eligible to participate. The purpose of the stock option plans is to advance the best interest of the Company by providing those persons who have substantial responsibility for the management and growth of the Company with additional incentive by increasing their proprietary interest in the success of the Company. As of March 3, 2003, there were 141,650 of shares of Common Stock available for grant under the Company’s existing stock option plans.

                                                        OPTION GRANTS IN 2002

                                              Individual Grants
                           ---------------------------------------------------------

                            Number of      Percent of                                     Potential Realizable
                            Securities       Total                                          Value at Assumed
                            Underlying      Options                                      Annual Rates of Stock
                             Options       Granted to      Exercise                      Price Appreciation for
                             Granted       Employees        Price       Expiration          Option Term (1)
Name                           (#)          in 2002         ($/sh)         Date             5%              10%
                           ------------- --------------- ------------- ------------- ---------------- --------------

James R. Gibbs                  270,000       38.4          21.85        4/16/07         1,629,923      3,601,704
Julie H. Edwards                 95,000       13.5          21.85        4/16/07           573,491      1,267,266
W. Reed Williams                 95,000       13.5          21.85        4/16/07           573,491      1,267,266
J. Currie Bechtol                10,400        1.5          21.85        4/16/07            62,782        138,732
Jon D. Galvin                    19,000        2.7          21.85        4/16/07           114,698        253,453
(1)	The Commission requires disclosure of the potential realized value or present value of each grant. The disclosure assumes the options will be held for the full term of the option prior to exercise. Such options may be exercised prior to the end of such term. The actual value, if any, an executive officer may realize will depend on the excess of the stock price over the exercise price or the date the option is exercised. There can be no assurance that the stock price will appreciate at the rates shown in the table.

                                              AGGREGATE OPTION EXERCISES IN 2002
                                            AND OPTION VALUES AT DECEMBER 31, 2002

                                                           Number of Securities             Value of Unexercised
                            Shares                        Underlying Unexercised          In-the-Money Options at
                         Acquired on        Value        Options at Dec. 31, 2002              Dec. 31, 2002
         Name            Exercise (#)   Realized ($)    Exercisable/Unexercisable      Exercisable/Unexercisable (1)
                        --------------- -------------- ----------------------------- --------------------------------

James R. Gibbs                       0              0            647,500/352,500          $6,163,850/$1,453,000
Julie H. Edwards                     0              0            220,500/122,500              2,131,785/523,775
W. Reed Williams                     0              0            132,500/122,500                946,050/444,650
J. Currie Bechtol               12,000        169,260              78,600/29,800                801,970/208,840
Jon D. Galvin                   25,200        408,400              97,750/37,250                994,960/219,060
(1)	Computed based on the difference between aggregate fair market value and aggregate exercise price. The fair market value of the Company’s Common Stock on December 31, 2002 was $17.22 based on the closing sale price on December 31, 2002.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Information setting forth the security ownership of certain beneficial owners and management appearing under the captions “Principal Shareholders” and “Common Stock Owned by Directors and Executive Officers” in the 2003 Proxy Statement is hereby incorporated by reference. Information regarding the Company's securities authorized for issuance under equity compensation plans is included in Part II, Item 5.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

        Burnet, Duckworth & Palmer, a law firm of which Mr. Palmer, a director emeritus of the Company, is a partner, is retained by the Company as its counsel for certain Canadian legal matters. The Company has paid Mr. Palmer’s law firm $47,751 since January 2001 through May 31, 2003, substantially all of which has been paid in 2003.

        In 2002, Mr. Dossey consulted on behalf of the Adizes Institute LLC, a management consulting organization. In July 2001, the Company entered into an agreement for a one year corporate membership with the Adizes Institute for a fee of $150,000 plus certain expenses. In 2001, the Company paid $87,900 to the Adizes Institute for 50% of the annual fee and reimbursement of the expenses related to their services. Their services were completed in 2002 and the company paid $75,580 for the remainder of the membership fee and reimbursement of expenses.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)2.	Financial Statements Schedules
Report of Independent Public Accountants
Schedule I - Condensed Financial Information of Registrant
Schedule II - Valuation and Qualifying Accounts
Other Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)3.	List of Exhibits
*	3.1 -	Articles of Amendment to the Restated Articles of Incorporation of the Company (Exhibit 3.2 to Registration Statement No. 333-47745, filed May 4, 1998).
*	3.2 -	Fourth Restated By-Laws of the Company as amended through February 20, 1992 (Exhibit 3.2 to Form 10-K dated December 31, 1992, file no. 1-07627,filed March 10, 1993).
*	4.1 -	Indenture dated as of February 9, 1998 between the Company and Chase Bank of Texas, National Association, as Trustee relating to the Company’s 9-1/8% Senior Notes due 2006 (filed as Exhibit 4.8 to Registration Statement No. 333-47745, filed March 11, 1998).
*	4.2 -	Indenture dated as of November 12, 1999, among the Company and Chase Bank of Texas, National Association, as Trustee relating to the Company’s 11¾% Senior Notes due 2009 (Exhibit 4.1 to Form 8-K, file no. 1-07627, filed December 1, 1999).
*	10.1 -	Asset Purchase and Sale Agreement among Frontier El Dorado Refining Company, as buyer, Frontier Oil Corporation, as Guarantor and Equilon Enterprises LLC, as seller, dated as of October 19, 1999 (Exhibit 10.1 to Form 8-K, file no. 1-07627,filed dated December 1, 1999).
*	10.2 -	Revolving Credit Agreement dated as of November 16, 1999 among Frontier Oil and Refining Company, as borrower, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and Paribas, as syndication agent and lead arranger (Exhibit 10.2 to Form 8-K, file no. 1-07627, filed December 1, 1999).
*	10.3 -	Purchase and Sale Agreement, dated May 5, 1997, for the sale of Canadian oil and gas properties (Exhibit to From 8-K ,file no. 1-07627,filed June 30, 1997).
*+	10.5 -	The 1968 Incentive Stock Option Plan as amended and restated (Exhibit 10.1 to Form 10-K dated December 31, 1987, file no. 1-07627, filed March 3, 1998).
*+	10.6 -	1995 Stock Grant Plan for Non-employee Directors (Exhibit 10.14 to Form 10-Q dated June 30, 1995, file no. 1-07627,filed August 3, 1995).
*+	10.7 -	Frontier Deferred Compensation Plan (previously named Wainoco Deferred Compensation Plan dated October 29, 1993 and filed as Exhibit 10.19 to Form 10-K dated December 31, 1994, file no. 1-07627, filed March 17, 1995).
*+	10.8 -	Frontier Deferred Compensation Plan for Directors (previously named Wainoco Deferred Compensation Plan for Directors dated May 1, 1994 and filed as Exhibit 10.20 to Form 10-K dated December 31, 1994, file no. 1-07627, filed March 17, 1995).
*+	10.9 -	Executive Employment Agreement dated December 18, 2000 between the Company and W. Reed Williams (Exhibit 10.10 to Form 10-K dated December 31,2001, file no. 1-07627, filed March 1, 2002).
*+	10.10 -	Executive Employment Agreement dated December 18, 2000 between the Company and James R. Gibbs (Exhibit 10.11 to Form 10-K dated December 31,2001, file no. 1-07627, filed March 1, 2002).
*+	10.11 -	Executive Employment Agreement dated December 18, 2000 between the Company and Julie H. Edwards (Exhibit 10.12 to Form 10-K dated December 31,2001, file no. 1-07627, filed March 1, 2002).
*+	10.12 -	Executive Employment Agreement dated December 18, 2000 between the Company and J. Currie Bechtol (Exhibit 10.13 to Form 10-K dated December 31,2001, file no. 1-07627, filed March 1, 2002).
*+	10.13 -	Executive Employment Agreement dated December 18, 2000 between the Company and Jon D. Galvin (Exhibit 10.14 to Form 10-K dated December 31,2001, file no. 1-07627, filed March 1, 2002).
*+	10.14 -	Executive Employment Agreement dated December 18, 2000 between the Company and Gerald B. Faudel (Exhibit 10.15 to Form 10-K dated December 31,2001, file no. 1-07627, filed March 1, 2002).
*+	10.15 -	Executive Employment Agreement dated February 28, 2001 between the Company and Nancy J. Zupan (Exhibit 10.16 to Form 10-K dated December 31,2001, file no. 1-07627, filed March 1, 2002).
*	10.16 -	First Amendment to Revolving Credit Agreement and Guaranty dated September 20, 2000 among Frontier Oil and Refining Company, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and BNP Paribas, as syndication agent and lead arranger. (filed as Exhibit 10.02 to Form 10-Q dated September 30, 2000, file no. 1-07627, filed November 1, 2000).
*+	10.17 -	Frontier Oil Corporation Restricted Stock Plan (Exhibit 99.1 to Registration Statement No 333-56946, filed March 13, 2001).
*	10.18 -	Second amendment to Revolving Credit Agreement and Guaranty and First Amendment to Clawback Agreement dated June 20, 2001 among Frontier Oil and Refining Company, as borrower, each of Frontier Holdings Inc., Frontier Refining & Marketing Inc., Frontier Refining Inc., Frontier El Dorado Refining Company and Frontier Pipeline Inc., as guarantors, the lenders named therein and Union Bank of California, N.A., as administrative agent for the lenders (Exhibit 10 to Form 10-Q dated June 30, 2001, file no. 1-07627, filed August 7, 2001).
*+	10.19 -	Amended and Restated Frontier Oil Corporation 1999 Stock Plan (Exhibit 99.1 to Registration Statement No 333-89876 filedJune 6, 2002).
*	10.20 -	Sixth Amendment to the Guaranty of the Revolving Credit Agreement dated September 23, 2002 among Frontier Oil and Refining Company, the lenders named therein, Union Bank of California, N.A., as administrative agent and lead arranger, and BNP Paribas, as syndication agent and lead arranger. (Exhibit 10.1 to Form 10-Q dated September 30, 2002,file no. 1-07627, filed October 30, 2002).
*	10.21 -	Crude Oil Supply Agreement dated October 15, 2002 between Baytex Energy Ltd, and Frontier Oil and Refining Company. On November 28, 2002 this agreement was assigned by Baytex Energy Ltd. to its wholly-owned subsidiary, Baytex Marketing Ltd. (Exhibit 10.2 to Form 10-Q dated September 30, 2002, file no. 1-07627, filed October 30, 2002).
	21.1 -	Subsidiaries of the Registrant.
	23 -	Consent of Deloitte & Touche LLP.
	31.1 -	Certification by Chief Executive Officer pursuant Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
	31.2 -	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
	32.1 -	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2 -	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Asterisk indicates exhibits incorporated by reference as shown.
+  Plus indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K None.
(c)	Exhibits
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

Houston, Texas
February 8, 2002

Frontier Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
As of December 31,                                                                          Schedule I
------------------------------------------------------------------------------------------------------
(in thousands)

                                                                            2002               2001
                                                                        -----------         ----------

ASSETS
Current Assets:
       Cash and cash equivalents                                        $   106,118         $  103,460
       Receivables                                                               86              4,714
       Deferred tax current asset                                             5,346              4,845
       Other current assets                                                     231                197
                                                                        -----------         ----------
             Total current assets                                           111,781            113,216
                                                                        -----------         ----------
Property, Plant and Equipment, at cost -
       Furniture, fixtures and other                                          1,064              1,990
       Less - Accumulated depreciation                                         (753)              (847)
                                                                        ------------        ----------
                                                                                311              1,143
Assets Held for Sale                                                            472                  -
Investment in Subsidiaries                                                  279,055            310,555
Other Assets                                                                  8,972              9,556
                                                                        -----------         ----------

                                                                        $   400,591         $  434,470
                                                                        ===========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                                 $        41         $      504
       Other accrued liabilities                                              5,503              6,954
                                                                        -----------         ----------
             Total current liabilities                                        5,544              7,458
                                                                        -----------         ----------
Deferred Income Taxes                                                        15,176             15,080
Deferred Revenues and Other                                                   3,032              2,780
Payable to Affiliated Companies                                                 615             31,068
Long-Term Debt                                                              207,966            208,880

Shareholders' Equity                                                        168,258            169,204
                                                                        -----------         ----------

                                                                        $   400,591         $  434,470
                                                                        ===========         ==========

The “Notes to Condensed Financial Information of Registrant” and the “Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries” are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Operations
For the three years ended December 31,                                                      Schedule I
------------------------------------------------------------------------------------------------------
(in thousands)

                                                                2002            2001           2000
                                                             ----------     ----------     -----------

Revenues:
      Equity in earnings of subsidiaries                     $   31,704     $  166,828     $   70,627
      Other income                                                   (1)            24             (9)
                                                             -----------    ----------     ----------
                                                                 31,703        166,852         70,618
                                                             -----------    ----------     ----------
Costs and Expenses:
      Selling and general expenses                                5,845          5,900          4,140
      Impairment loss on asset held for sale                        363              -              -
      Depreciation                                                  247            227            212
                                                             ----------     ----------     ----------
                                                                  6,455          6,127          4,352
                                                             -----------    ----------     ----------

Operating Income                                                 25,248        160,725         66,266
Interest Expense and Other Financing Costs                       24,858         27,543         29,318
Interest Income                                                  (1,698)        (2,517)        (3,030)
                                                             ----------     ----------     ----------

Income before Income Taxes                                        2,088        135,699         39,978
Provision for Income Taxes                                        1,060         28,046          2,772
                                                             ----------     ----------     ----------

Net Income                                                   $    1,028     $  107,653     $   37,206
                                                             ==========     ==========     ==========

The “Notes to Condensed Financial Information of Registrant” and the “Notes to Financial Statements of Frontier Oil Corporation and Subsidiaries” are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flows
For the three years ended December 31,                                                         Schedule I
---------------------------------------------------------------------------------------------------------
(in thousands)

                                                                2002              2001            2000
                                                             -----------      -----------      ----------

Operating Activities
      Net income                                             $     1,028      $   107,653      $   37,206
      Equity in earnings of subsidiaries                         (31,704)        (166,828)        (70,627)
      Depreciation                                                   247              227             212
      Deferred income taxes                                        1,149            9,463             830
      Other                                                        5,430           (1,598)            750
                                                             -----------      -----------      ----------
Net cash used by operating activities                            (23,850)         (51,083)        (31,629)
                                                             -----------      -----------      ----------

Investing Activities
      Additions to property, plant and equipment and other          (350)             (46)           (208)
      Investment in subsidiaries                                (181,867)         (12,000)           (309)
                                                             -----------      -----------      ----------
Net cash used by investing activities                           (182,217)         (12,046)           (517)
                                                             -----------      -----------      ----------

Financing Activities
      Repurchases of debt:
           9-1/8% Senior Notes                                    (1,090)         (24,410)         (5,025)
           11-3/4% Senior Notes                                        -           (6,541)        (13,010)
      Proceeds from issuance of common stock                       1,702            3,271           2,743
      Purchase of treasury stock                                    (787)         (22,600)         (9,215)
      Change in intercompany balances, net                       (30,453)             953          (5,407)
      Dividends paid to shareholders                              (5,161)          (2,629)              -
      Dividends received from subsidiaries                       244,514          174,800          68,048
      Other                                                            -               13              11
                                                             -----------      -----------      ----------

Net cash provided by financing activities                        208,725          122,857          38,145
                                                             -----------      -----------      ----------

Increase in cash and cash equivalents                              2,658           59,728           5,999
Cash and cash equivalents, beginning of period                   103,460           43,732          37,733
                                                             -----------      -----------      ----------

Cash and cash equivalents, end of period                     $   106,118      $   103,460      $   43,732
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

Frontier Oil Corporation and Subsidiaries
Valuation and Qualifying Accounts
For the three years ended December 31,                                                         Schedule II
----------------------------------------------------------------------------------------------------------
(in thousands)

                                            Balance at
                                           beginning of                                     Balance at end
Description                                   period        Additions       Deductions         of period
----------------------------------------------------------------------------------------------------------

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

Date: October 31, 2003

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

Date: October 31, 2003