Form 10-Q/A
period 2003-06-30
FRONTIER OIL CORP /NEW/
filed 2003-10-31
CIK 110430

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

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2003

INDEX

Part I  -  Financial Information

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

Part II  -  Other Information

PURPOSE OF AMENDMENT

        Frontier Oil Corporation is filing this amendment to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2003, originally filed on May 15, 2003, in response to comments received from the Securities and Exchange Commission. This amendment to the original Form 10-Q amends and restates the original Form 10-Q. Frontier Oil Corporation has not updated the disclosure in this amendment to speak as of a later date. All information contained in this amendment and the original Form 10-Q is subject to updating and supplementing as provided in the period reports filed subsequent to the original filing date with the Securities and Exchange Commission.

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

Definitions of Terms

bbl(s) = barrel(s)
bpd = barrel(s) per day

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

For the three months ended March 31,                                                2003               2002
                                                                                -----------         ----------

Revenues:
     Refined products                                                           $   497,721         $  334,985
     Other                                                                            1,663              1,365
                                                                                -----------         ----------
                                                                                    499,384            336,350
                                                                                -----------         ----------

Costs and Expenses:
     Raw material, freight and other costs                                          435,304            276,239
     Refinery operating expenses, excluding depreciation                             51,311             43,039
     Selling and general expenses, excluding depreciation                             4,678              3,803
     Depreciation                                                                     6,960              6,598
                                                                                -----------         ----------
                                                                                    498,253            329,679
                                                                                -----------         ----------

Operating Income                                                                      1,131              6,671
                                                                                -----------         ----------

Interest expense and other financing costs                                            7,426              6,777
Interest income                                                                        (373)              (465)
                                                                                -----------         ----------
                                                                                      7,053              6,312
                                                                                -----------         ----------

Income (Loss) Before Income Taxes                                                    (5,922)               359
Provision (Benefit) For Income Taxes                                                 (2,222)                98
                                                                                -----------         ----------

Net Income (Loss)                                                               $    (3,700)        $      261
                                                                                ===========         ==========

Basic Earnings (Loss) Per Share of Common Stock                                 $      (.14)        $      .01
                                                                                ===========         ==========

Diluted Earnings (Loss) Per Share of Common Stock                               $      (.14)        $      .01
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

For the three months ended March 31,                                                2003               2002
                                                                                -----------         ----------
Net Income (Loss)                                                               $    (3,700)        $      261
Other Comprehensive Income, Net of Income Tax:
     Unrealized net losses on cash flow hedges, net of taxes of $21                       -                (33)
                                                                                -----------         ----------
Comprehensive Income (Loss)                                                     $    (3,700)        $      228
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

        These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2002.

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

        The number of shares of the Company’s restricted stock that could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS for the quarters ended March 31, 2003 and 2002 were 182,279 and 203,980 shares, respectively, because to do so would have been antidilutive for the periods presented.

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

        Had compensation costs been determined based on the fair value at the grant dates for awards, the Company’s net income (loss) and EPS would have been the pro forma amounts indicated in the following table for the three months ended March 31, 2003 and 2002:

                                                                                 2003              2002
                                                                             -------------    -------------
                                                                                     (in thousands)

Net income (loss) as reported                                                $      (3,700)   $         261
  Pro forma compensation expense, net of tax                                        (3,609)             261
                                                                             -------------    -------------

Pro forma net loss                                                           $      (7,309)   $         261
                                                                             =============    =============

Basic EPS:
  As reported                                                               $        (.14)    $         .01
  Pro forma                                                                          (.28)              .01

Diluted EPS:
  As reported                                                               $        (.14)    $         .01
  Pro forma                                                                          (.28)              .01

4.  Price risk management activities

        The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with counterparties believed to be credit-worthy. The Company uses futures transactions to price foreign crude oil cargos at the price at the time the crude oil is processed by the El Dorado refinery instead of the price when purchased. Foreign crude oil delivery times can exceed one month from when the purchase is made. The Company accounts for its commodity derivative contracts under 1) the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or 2) mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in refining operating costs when the associated transactions are consummated while gains and losses on transactions accounted for using mark –to-market accounting are reflected in other revenues at each period end.

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

Three months ended March 31, 2003 compared with the same period in 2002

        We had a net loss for the three months ended March 31, 2003 of $3.7 million, or ($.14) per share, compared to net income of $261,000, or $.01 per diluted share, for the same period in 2002. The most significant factor causing the $4.0 million decrease in the results of operations in 2003 from 2002 was higher natural gas costs which increased refinery operating expenses.

        Operating income decreased $5.5 million in 2003 versus 2002 due to increases in raw material, freight and other costs of $159.0 million, refinery operating expenses, excluding depreciation, of $8.3 million (primarily due to natural gas costs) and increases in selling and general costs, excluding depreciation of $875,000 and depreciation of $362,000, offset by an increase in refined product revenues of $162.7 million and an increase in other revenues of $298,000. The major economic and operating factors affecting operating income were higher light product margins in 2003 as compared to 2002 and increases in both the light/heavy (the discount at which heavy crude oil sells compared to the sales price of light crude oil) and WTI/WTS (the difference between West Texas Intermediate and West Texas Sour crude oil prices) crude spreads, offset by the negative impacts of the 18 day planned major turnaround in March 2003 at our El Dorado refinery and a lower positive inventory valuation impact during the three months ended March 31, 2003 compared to the same period in 2002.

        Refined product revenues increased $162.7 million or 49% due to increased sales prices offset by decreased overall sales volumes. Refined products revenues are impacted by changes in the price of crude oil as product sales prices generally change accordingly. The average price of crude oil was substantially higher in 2003 than in 2002. Average gasoline prices increased from $27.07 per sales barrel for the first quarter of 2002 to $41.11 per sales barrel during the first quarter of 2003. Gasoline sales volumes decreased 3,334 barrels per day during the quarter ended March 31, 2003 compared to the comparable quarter in 2002. Average diesel and jet fuel prices for the first quarter of 2003 increased from $24.28 per sales barrel for the first quarter of 2002 to $40.88 per sales barrel for the first quarter of 2003. Diesel sales volumes decreased 6,702 barrels per day during the quarter ended March 31, 2003 compared to the comparable quarter in 2002. Manufactured product yields (“yields”) are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units. Yields of gasoline decreased 7,490 barrels per day or 9% from 82,104 barrels per day in 2002 to 74,614 barrels per day in 2003 while yields of diesel and jet fuel decreased 8,513 barrels per day or 17% from 51,273 barrels per day in 2002 to 42,760 barrels per day in 2003. The primary reason for the lower volumes in sales and yields in 2003 was the turnaround at the El Dorado refinery which commenced on March 18, 2003 and was completed on March 30.

        Other revenues increased $298,000 to $1.7 million in 2003 due to $1.4 million income from realized and unrealized futures trading net gains on inventories in 2003 compared to a $1.1 million gain from the ineffective portion of foreign crude oil hedges in 2002.

        Raw material, freight and other costs include crude oil and other raw materials utilized in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under FIFO inventory accounting. Raw material costs are impacted by changes in the price of crude oil. The average price of crude oil was substantially higher in 2003 than in 2002. Raw material, freight and other costs of $435.3 million during the three months ending March 2003 increased 67% or $13.43 per sales barrel when compared to the same period in 2002 primarily due to higher crude oil prices. For the three months ended March 31, 2003, we realized a decrease in raw material, freight and other costs as a result of inventory gains of approximately $5.2 million after tax ($8.4 million pretax, comprised of $3.0 million from the Cheyenne refinery and $5.4 million from the El Dorado refinery). This was the net result of inventory gains in January and February because of increasing crude and product prices, partially offset by inventory losses (including lower of cost or market adjustments to inventory of $11.6 million) during March because of decreasing crude and product prices. The lower of cost or market adjustment at El Dorado at March 31, 2003 was exacerbated due to the turnaround and rapid price declines at the end of March. For the three months ended March 31, 2002 we realized an increase in the raw material, freight and other costs from inventory gains of approximately $8.6 million after tax ($13.9 million pretax, comprised of $4.7 million from the Cheyenne refinery and $9.2 million from the El Dorado refinery) because of increasing crude prices during the quarter. The Cheyenne refinery raw material, freight and other costs of $32.09 per sales barrel increased 65% from $19.48 per sales barrel in 2002 due to higher crude oil prices. Our profitability at our Cheyenne refinery is also linked to the light/heavy crude spread. We benefited from the light/heavy spread averaging $6.27 per barrel in the first three months of 2003 compared to only $3.75 per barrel in the first three months of 2002. The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil was 91% in both 2003 and 2002. The El Dorado refinery raw material, freight and other costs of $34.05 per sales barrel increased 69% from $20.11 per sales barrel in 2002 due to higher crude oil prices. Our profitability at our El Dorado refinery is linked to the WTI/WTS crude spread. The WTI/WTS spread increased from an average of $1.53 per barrel in the three months ended March 31, 2002 to $2.38 per barrel for the same period this year.

        Refinery operating expenses, excluding depreciation, include both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the refineries. Refinery operating expense, excluding depreciation, increased by $8.3 million (to $3.93 per sales barrel from $3.11 per sales barrel) during the three months ended March 31, 2003, when compared to the same period in 2002. Higher natural gas costs comprised approximately 40% of the per sales barrel refinery operating expense increase with the remainder being primarily due to decreased yields and sales volumes. The Cheyenne refinery operating expense, excluding depreciation, for the three months ended March 31, 2003 increased $1.3 million from the same period in 2002, due to a $1.1 million increase in natural gas costs; however refinery operating expense at Cheyenne decreased $.39 to $3.25 per sales barrel in 2003 due to increased sales volumes. The El Dorado refinery operating expense, excluding depreciation, increased $7.0 million for the three months ended March 31, 2003 from the same period in 2002 due primarily to a $3.5 million increase in natural gas cost, an increase of $1.7 million in salaries resulting from overtime incurred in connection with the turnaround and overall increased benefit costs, and the $700,000 turnaround expense in excess of accrual. Refinery operating expense at El Dorado increased to $4.29 per sales barrel for the three months ended March 31, 2003, compared to $2.92 per sales barrel in 2002, a combination effect of both the higher refinery operating expenses and decreased sales volumes in 2003 due to the turnaround.

        Selling and general expenses, excluding depreciation, increased $875,000 or 23% for the three months ended March 31, 2003 compared to the same period in 2002 because of increased salaries, increased travel costs relating to company aircraft and engineering, legal and other consulting services relating to evaluating potential acquisitions.

        Depreciation increased $362,000 or 5% in the 2003 three-month period as compared to the same period in 2002 because of increases in capital investments.

        The interest expense increase of $649,000 or 10% for the three months ended March 31, 2003 was attributable to the write-off of deferred finance costs related to previous repurchases of Senior Notes offset by less interest expense on the revolving credit facility from both lower average borrowings and lower market interest rates this year. Average debt for the three months ended March 31, decreased from $246 million in 2002 to $229 million in 2003.

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

        At March 31, 2003, we had borrowings under our revolving credit facility of $29.1 million, $113.9 million of cash and cash equivalents, working capital of $100.2 million, and an $82.3 million borrowing base availability for additional borrowings under our revolving credit facility.

        Additions to property and equipment in the first three months of 2003 of $6.6 million decreased $9.0 million from the first three months in 2002 which included the $7.5 million El Dorado earn-out payment. Capital expenditures of approximately $41 million are planned in 2003, which includes nearly $14.0 million for the low sulfur gasoline project at Cheyenne. The additional $27.0 million of capital expenditures consists of $13.6 million of sustaining capital (including safety, environmental and operational projects), $6.9 million of growth, strategic and profitability projects, $3.3 million of information technology projects and $3.2 million of small capital and other projects at both the Cheyenne and El Dorado refineries. The $41.0 million of expenditures planned for 2003 does not include any amount for an El Dorado earn-out payment, as none was earned in 2002.The planned capital expenditures in excess of $35.0 million will be subject to bank approval or amendment under our revolving credit facility or we may have the option to lease a portion of the equipment required for the Cheyenne refinery low sulfur gasoline project. We are currently in the process of renegotiating our revolving credit facility, which would allow our planned level of capital expenditures and provide additional line of credit capacity upon consummation of our merger with Holly.

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

REFINING OPERATING STATISTICAL INFORMATION

Consolidated:                                                                          Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                      2003               2002
                                                                                 --------------     --------------

Charges (bpd) (1)
     Light crude                                                                         26,576             31,388
     Heavy and intermediate crude                                                        97,699            108,607
     Other feed and blend stocks                                                         20,549             17,315
                                                                                ---------------     --------------
         Total                                                                          144,824            157,310

Manufactured product yields (bpd) (2)
     Gasoline                                                                            74,614             82,104
     Diesel and jet fuel                                                                 42,760             51,273
     Asphalt                                                                              5,382              4,483
     Chemicals (1)                                                                          848                (52)
     Other                                                                               17,792             16,916
                                                                                ---------------     --------------
         Total                                                                          141,396            154,724

Total product sales (bpd)
     Gasoline                                                                            83,032             86,366
     Diesel and jet fuel                                                                 44,257             50,959
     Asphalt                                                                              3,946              3,398
     Chemicals (3)                                                                          848                319
     Other                                                                               12,838             12,838
                                                                                ---------------     --------------
         Total                                                                          144,921            153,880

Refinery operating margin information (per sales bbl)
     Refined products revenue                                                   $         38.16      $       24.19
     Raw material, freight and other costs (FIFO inventory accounting)                    33.38              19.95
     Refinery operating expenses, excluding depreciation                                   3.93               3.11
     Refinery depreciation                                                                  .54                .47

Average West Texas Intermediate crude oil price at Cushing, OK                  $         34.78      $       21.28

Average sales price (per sales bbl)
     Gasoline                                                                   $         41.11      $       27.07
     Diesel and jet fuel                                                                  40.88              24.28
     Asphalt                                                                              23.59              14.92
     Chemicals (3)                                                                        64.82              35.10
     Other                                                                                12.48               6.58
(1)	Charges are the quantity of crude oil and other feedstocks processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units.
(3)	During the first quarter of 2002, the process of shutting down the petro-chemical complex at El Dorado began and we discontinued the production of phenol and acetone and began producing and selling benzene.

REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:                                                                      Three Months Ended
                                                                                             March 31,
                                                                                 --------------------------------
                                                                                     2003               2002
                                                                                 -------------      -------------

Charges (bpd) (1)
     Light crude                                                                         3,766              3,227
     Heavy crude                                                                        38,458             32,616
     Other feed and blend stocks                                                         6,681              4,867
                                                                                --------------      -------------
         Total                                                                          48,905             40,710

Manufactured product yields (bpd) (2)
     Gasoline                                                                           20,866             16,512
     Diesel                                                                             14,093             12,640
     Asphalt                                                                             5,382              4,483
     Other                                                                               7,246              6,117
                                                                                --------------      -------------
         Total                                                                          47,587             39,752

Total product sales (bpd)
     Gasoline                                                                           27,620             21,026
     Diesel                                                                             13,877             11,802
     Asphalt                                                                             3,946              3,398
     Other                                                                               4,420              4,304
                                                                                --------------      -------------
         Total                                                                          49,863             40,530

Refinery operating margin information (per sales bbl)
     Refined products revenue                                                   $        38.31      $       24.14
     Raw material, freight and other costs (FIFO inventory accounting)                   32.09              19.48
     Refinery operating expenses, excluding depreciation                                  3.25               3.64
     Refinery depreciation                                                                 .85                .96                                                                               --------------      -------------

Average light/heavy crude spread based on
     delivered crude costs (per bbl) (3)                                        $         6.27      $        3.75

Average sales price (per sales bbl)
     Gasoline                                                                   $        42.99      $       28.87
     Diesel                                                                              42.60              25.34
     Asphalt                                                                             23.59              14.92
     Other                                                                                8.78               4.97
(1)	Charges are the quantity of crude oil and other feedstocks processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units.
(3)	Average light/heavy spread is the discount at which heavy crude oil (gravity is low) sells compared to the sales price of light crude oil (gravity is high).

REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:                                                                     Three Months Ended
                                                                                             March 31,
                                                                                 --------------------------------
                                                                                     2003               2002
                                                                                 -------------      -------------
Charges (bpd) (1)
     Light crude                                                                        22,810             28,161
     Heavy and intermediate crude                                                       59,241             75,991
     Other feed and blend stocks                                                        13,868             12,449
                                                                                --------------      -------------
         Total                                                                          95,919            116,601

Manufactured product yields (bpd) (2)
     Gasoline                                                                           53,748             65,592
     Diesel and jet fuel                                                                28,667             38,633
     Chemicals (3)                                                                         848                (52)
     Other                                                                              10,547             10,798
                                                                                --------------      -------------
         Total                                                                          93,810            114,971

Total product sales (bpd)
     Gasoline                                                                           55,412             65,339
     Diesel and jet fuel                                                                30,380             39,157
     Chemicals (3)                                                                         848                319
     Other                                                                               8,417              8,534
                                                                                --------------      -------------
         Total                                                                          95,057            113,349

Refinery operating margin information (per sales bbl)
     Refined products revenue                                                   $        38.08      $       24.21
     Raw material, freight and other costs (FIFO inventory accounting)                   34.05              20.11
     Refinery operating expenses, excluding depreciation                                  4.29               2.92
     Refinery depreciation                                                                 .38                .29

WTI/WTS crude spread (per bbl) (4)                                              $         2.38      $        1.53

Average sales price (per sales bbl)
     Gasoline                                                                   $        40.17      $       26.50
     Diesel and jet fuel                                                                 40.09              23.96
     Chemicals (3)                                                                       64.82              35.10
     Other                                                                               14.43               7.39
(1)	Charges are the quantity of crude oil and other feedstocks processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units.
(3)	During the first quarter of 2002, the process of shutting down the petro-chemical complex at El Dorado began and we discontinued the production of phenol and acetone and began producing and selling benzene.
(4)	Average differential between benchmark West Texas intermediate (sweet) and West Texas sour crude oil prices.

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

(a) Exhibits

2.1 – Agreement and Plan of Merger dated March 30, 2003, by and among Frontier Oil Corporation, Front Range Himalaya Corporation, Front Range Merger Corporation, Himalaya Merger Corporation and Holly Corporation (incorporated by reference and filed as Exhibit 99.2 to Form 8-K dated March 30, 2003, filed April 2, 2002, File Number 001-07627).

31.1 – Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2 – Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1 – Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A report on Form 8-K dated March 30, 2003 was filed April 2, 2003, File Number 001-07627. This report included Item 5 for the reporting of Other Events and Item 7(c) – Exhibits and provided information on the Agreement and Plan of Merger between Frontier Oil Corporation and Holly Corporation, Exhibits included the Agreement and Plan of Merger and related supporting agreements including Holly Holder Support Agreement, Frontier Affiliate’s Support Agreement and Registration Rights Agreement.

A report on Form 8-K was dated and filed April 2, 2003, File Number 001-07627. This report included Item 5 for the reporting of Other Events and Item 7(c) – Exhibits and announced that Frontier Oil Corporation was proposing to make a private placement of senior notes.

A report on Form 8-K dated May 1, 2003 was filed May 2, 2003, File Number 001-07627. This report included Item 7 for the reporting of Financial Statements and Item 9 Regulation FD Disclosure and included the press release with financial results for Frontier Oil Corporation for the quarter ended March 31, 2003.

A report on Form 8-K dated April 17, 2003 was filed May 9, 2003, File Number 001-07627. This report included Item 5 for the reporting of Other Events and Item 7(c) – Exhibits, which included the Registration Rights Agreement dated March 30, 2003, as amended, among Frontier Oil Corporation and other parties, executed in connection with the Agreement and Plan of Merger between Frontier Oil Corporation and Holly Corporation. The Registration Rights Agreement was previously filed as Exhibit 99.5 to Frontier’s current report on Form 8-K dated March 30, 2003 and filed April 2, 2003.

A report on Form 8-K dated May 12, 2003 was filed May 14, 2003, File Number 001-07627. This report included as exhibits an amendment dated May 12, 2003 to the Agreement and Plan of Merger between Frontier Oil Corporation and Holly Corporation (previously filed as an exhibit to Form 8-K dated March 30, 2003 and filed April 2, 2003) and the Contingent Value Rights Agreement dated May 12, 2003 executed in connection with the Agreement and Plan of Merger.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER OIL CORPORATION

By:	/s/ Nancy J. Zupan –––––––––––––––––––– Nancy J. Zupan Vice President - Controller (principal accounting officer)

Date:  October 31, 2003