Form 10-Q/A
period 2003-06-30
FRONTIER OIL CORP /NEW/
filed 2003-10-31
CIK 110430

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

     FORM 10-Q/A
    AMENDMENT NO. 2

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

PURPOSE OF AMENDMENT

        Frontier Oil Corporation is filing this second amendment to its Quarterly Report on Form 10-Q for the quarter and six months ended June 30, 2003, originally filed on August 11, 2003, and a first amendment filed on August 15, 2003, in response to comments received from the Securities and Exchange Commission. This amendment to the original Form 10-Q amends and restates the original Form 10-Q and the previously amended Form 10-Q/A. Frontier Oil Corporation has not updated the disclosure in this amendment to speak as of a later date. All information contained in this amendment and the original Forms 10-Q and 10-Q/A is subject to updating and supplementing as provided in the period reports filed subsequent to the original filing date with the Securities and Exchange Commission.

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

        The number of shares of the Company’s restricted stock that could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS for the six months and three months ended June 30, 2003 and 2002 were 168,333 and 229,772 shares, respectively, because to do so would have been antidilutive for the periods presented.

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

        Operating income increased $1.4 million in 2003 versus 2002 due to an increase in refined products revenues of $236.8 million and an increase in other revenues of $478,000 offset by an increase in raw material, freight and other costs of $221.5 million, refinery operating expenses, excluding depreciation, of $11.9 million (which included $7.5 million of higher natural gas costs), selling and general costs, excluding depreciation, of $1.8 million and depreciation of $657,000. The major economic and operating factors which affected operating income were higher light product margins in 2003 compared to 2002 and increases in both the light/heavy (the discount at which heavy crude oil sells compared to the sales price of light crude oil) and WTI/WTS (the difference between West Texas Intermediate and West Texas Sour crude oil prices) crude spreads, offset by negative impacts of the 18 day planned major turnaroud in March 2003 at our El Dorado refinery and a lower positive inventory valuation impact during the six months ended June 30,2003 compared to the same period in 2002.

        Refined product revenues increased by $236.8 million or 30% from $794.3 million to $1.0 billion due to increased sales prices offset by decreased overall sales volumes. Refined product revenues are impacted by changes in the price of crude oil as product sales prices generally change accordingly. The average price of crude oil was substantially higher in 2003 than in 2002. Average gasoline prices increased from $30.64 per sales barrel for the first six months of 2002 to $39.81 per sales barrel during the first six months of 2003. Gasoline sales volumes decreased 2,783 barrels per day during the six months ended June 30, 2003 compared to the comparable six months in 2002. Average diesel and jet fuel prices for the first six months of 2003 increased from $26.94 per sales barrel for the first six months of 2002 to $37.09 per sales barrel for the first six months of 2003. Diesel sales volumes decreased 1,995 barrels per day during the six months ended June 30, 2003 compared to the comparable six months in 2002. Manufactured product yields (“yields”) are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units. Yields of gasoline decreased 2,214 barrels per day or 3%, from 82,077 barrels per day during the six months ended June 30, 2002 to 79,863 barrels per day during the 2003 comparable period. Yields of diesel and jet fuel decreased 1,652 barrels per day or 3%, from 52,739 barrels per day during the six months ended June 30, 2002 to 51,087 barrels per day during the 2003 comparable period. The primary reason for the lower volumes in sales and yields in 2003 was the turnaround at the El Dorado refinery which commenced on March 18, 2003 and was completed on March 30.

        Other revenues increased $478,000 to $1.6 million in the six months ended June 30, 2003 due to $1.0 million income from realized and unrealized futures trading net gains, primarily on positions purchased to hedge inventories, compared to a $678,000 gain in 2002 primarily from the ineffective portion of foreign crude oil hedges in 2002.

        Raw material, freight and other costs include crude oil and other raw materials utilized in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under FIFO inventory accounting. Refined product revenues and raw material costs are impacted by changes in the price of crude oil. The average price of crude oil was substantially higher in 2003 than in 2002. Raw material, freight and other costs of $898.7 million ($31.40 per sales barrel) during the six months ending June 30 2003 increased 33% (36% on a per sales barrel basis) or $221.5 million ($8.26 per sales barrel) when compared to the same period in 2002 primarily due to higher crude oil prices. For the six months ended June 30, 2003, we realized a decrease in raw material, freight and other costs as a result of inventory gains of approximately $1.7 million after tax ($2.7 million pretax, comprised of a $2.8 million gain for the Cheyenne refinery, offset by a $.1 million loss for the El Dorado refinery), which was the net result of inventory gains in January, February and June because of increasing crude and product prices, partially offset by inventory losses in March and April (including lower of cost or market adjustments to inventory of $11.6 million during March) because of decreasing crude and product prices. The $11.6 million lower of cost or market adjustment at El Dorado at March 31, 2003 was exacerbated due to the turnaround and rapid price declines at the end of March. For the six months ended June 30, 2002 we realized a decrease in raw material, freight and other costs from inventory gains of approximately $16.2 million after tax ($26.1 million pretax, comprised of $8.9 million from the Cheyenne refinery and $17.2 million from the El Dorado refinery) because of increasing crude prices during the period. The Cheyenne refinery raw material, freight and other costs of $30.11 per sales barrel increased 31% from $22.90 per sales barrel in 2002 due to higher crude oil prices. Our profitability at our Cheyenne refinery is linked to the light/heavy crude spread. We benefited from the light/heavy spread averaging $5.88 per barrel in the first six months of 2003 compared to only $3.64 per barrel in the first six months of 2002. The heavy crude oil utilization rate for the six month period at the Cheyenne refinery expressed as a percentage of total crude oil was 89% in 2003 compared to 90% in 2002. The El Dorado refinery raw material, freight and other costs of $32.02 per sales barrel increased 38% from $23.24 per sales barrel in 2002 due to higher crude oil prices. Our profitability at our El Dorado refinery is linked to the WTI/WTS crude spread. The WTI/WTS spread increased from an average of $1.38 per barrel in the first six months of 2002 to $2.78 per barrel in the first six months of 2003.

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

        Selling and general expenses, excluding depreciation, increased $1.8 million or 22% for the six months ended June 30, 2003 compared to the same period in 2002 because of increased salaries, travel costs and engineering, legal and other consulting services relating to evaluating potential acquisitions. We also incurred an additional loss of $232,000 on the sale of an airplane, which previously had been identified as being held for sale.

        Depreciation increased $657,000 or 5% in the 2003 six-month period as compared to the same period in 2002 because of increases in capital investments.

        The interest expense increase of $4.2 million or 31% for the six months ended June 30, 2003 was attributable to $3.6 million in interest expense on the $220.0 million principal amount of 8% Senior Notes issued in mid April 2003 to facilitate the financing of our pending merger with Holly, the write-off of deferred finance costs related to previous repurchases of Senior Notes offset by less interest expense on the revolving credit facility from both lower average borrowings and lower market interest rates this year. Average debt outstanding during the six months ended June 30, increased from $256 million in 2002 to $333 million in 2003.

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

        Operating income increased $7.0 million in 2003 versus 2002 due to an increase in refined product revenues of $74.1 million and an increase in other revenues of $180,000 offset by an increase in raw material, freight and other costs of $62.5 million, refinery operating expenses, excluding depreciation, of $3.6 million (which included $2.9 million in higher natural gas costs), selling and general costs, excluding depreciation of $915,000 and depreciation of $295,000. The major economic and operating factors which effected operating income were higher light product margins in 2003 as compared to 2002 and increases in both the light/heavy and WTI/WTS crude spreads, offset by a negative inventory valuation impact during the three months ended June 30, 2003 compared to a positive inventory valuation impact during the same period in 2002.

        Refined product revenues increased by $74.1 million or 16% from $459.4 million to $533.4 million due to increased sales prices and increased overall sales volumes. Refined product revenues are impacted by changes in the price of crude oil as product sales prices generally change accordingly. The average price of crude oil was substantially higher in 2003 than in 2002. Average gasoline prices increased from $33.96 per sales barrel for the second quarter of 2002 to $38.61 per sales barrel during the same period of 2003. Gasoline sales volumes decreased 2,240 barrels per day during the three months ended June 30, 2003 compared to the comparable three months in 2002. Average diesel and jet fuel prices increased from $29.37 per sales barrel for the three months ended June 30, 2002 to $34.22 per sales barrel for the comparable period of 2003. Diesel sales volumes increased 2,659 barrels per day during the three months ended June 30, 2003 compared to the comparable three months in 2002. Yields of gasoline increased 3,006 barrels per day or 4%, from 82,050 barrels per day during the three months ended June 30, 2002 to 85,056 barrels per day during the 2003 comparable period. Yields of diesel and jet fuel increased 5,134 barrels per day or 9%, from 54,190 barrels per day during the three months ended June 30, 2002 to 59,324 barrels per day during the 2003 comparable period.

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

        Raw material, freight and other costs include crude oil and other raw materials utilized in the refining process, purchased products and blendstocks, freight costs for free-on-board (“FOB”) destination sales, as well as the impact of changes in inventory under FIFO inventory accounting. Raw material costs are impacted by changes in the price of crude oil. The average price of crude oil was substantially higher in 2003 than in 2002. For the three months ended June 30, 2003, we realized an increase in raw material, freight and other costs from inventory losses of approximately $3.5 million after tax ($5.7 million pretax, comprised of $0.2 million from the Cheyenne refinery and $5.5 million from the El Dorado refinery), which was the net result of inventory losses in April and May because of decreasing crude and product prices, partially offset by inventory gains in June. For the three months ended June 30, 2002 we realized a decrease in raw material, freight and other costs from inventory gains of approximately $7.6 million after tax ($12.2 million pretax, comprised of $4.1 million from the Cheyenne refinery and $8.1 million from the El Dorado refinery) because of increasing crude prices during the six months. Raw material, freight and other costs of $463.4 million during the three months ending June 30, 2003 increased 16% (14% on a per sales barrel basis) or $62.5 million ($3.73 per sales barrel) when compared to the same period in 2002 primarily due to higher crude oil prices. The Cheyenne refinery raw material, freight and other costs of $28.30 per sales barrel increased 10% from $25.62 per sales barrel in 2002 due to higher crude oil prices. Our profitability at our Cheyenne refinery is also linked to the light/heavy crude spread. We benefited from the light/heavy spread averaging $5.48 per barrel in the second quarter of 2003 compared to only $3.52 per barrel in the comparable quarter of 2002. The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil was 88% in 2003 compared to 90% in 2002. The El Dorado refinery raw material, freight and other costs of $30.40 per sales barrel increased 16% from $26.18 per sales barrel in 2002 due to higher crude oil prices. Our profitability at our El Dorado refinery is linked to the WTI/WTS crude spread. The WTI/WTS spread increased from an average of $1.22 per barrel in the second quarter of 2002 to $3.19 per barrel in the second quarter of 2003.

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

        The interest expense increase of $3.6 million or 51% for the three months ended June 30, 2003 was attributable to $3.6 million in interest expense on the $220.0 million principal amount of 8% Senior Notes issued in mid April 2003 to facilitate the financing of our pending merger with Holly. Average debt outstanding during the three months ended June 30, increased from $261 million in 2002 to $413 million in 2003.

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

                                       REFINING OPERATING STATISTICAL INFORMATION

Consolidated:

                                                                 Six Months Ended         Three Months Ended
                                                                      June 30,                 June 30,
                                                               ---------------------    ----------------------
                                                                2003          2002         2003         2002
                                                              ---------    ---------    ---------    ---------
Charges (bpd) (1)
     Light crude                                                 30,021       31,423       33,428       31,457
     Heavy and intermediate crude                               110,304      112,848      122,769      117,044
     Other feed and blend stocks                                 18,972       16,942       17,413       16,573
                                                              ---------    ---------    ---------    ---------
         Total                                                  159,297      161,213      173,610      165,074

Manufactured product yields (bpd) (2)
     Gasoline                                                    79,863       82,077       85,056       82,050
     Diesel and jet fuel                                         51,087       52,739       59,324       54,190
     Asphalt                                                      6,686        6,635        7,976        8,764
     Chemicals (3)                                                  798          (19)         749           14
     Other                                                       17,442       16,003       17,095       15,101
                                                              ---------    ---------    ---------    ---------
         Total                                                  155,876      157,435      170,200      160,119

Total product sales (bpd)
     Gasoline                                                    86,244       89,027       89,420       91,660
     Diesel and jet fuel                                         51,028       53,023       57,724       55,065
     Asphalt                                                      6,410        6,229        8,846        9,029
     Chemicals (3)                                                  798          234          749          150
     Other                                                       13,661       13,151       14,476       13,462
                                                              ---------    ---------    ---------    ---------
         Total                                                  158,141      161,664      171,215      169,366

Refinery operating margin information (per sales bbl)
     Refined products revenue                                  $  36.03    $   27.15    $   34.24    $   29.81
     Raw material, freight and other costs
       (FIFO inventory accounting)                                31.40        23.14        29.74        26.01
     Refinery operating expenses, excl depreciation                3.51         3.03         3.16         2.96
     Refinery depreciation                                          .49          .45          .45          .43

Average West Texas Intermediate
     crude oil price at Cushing, OK                            $  32.54    $   23.82    $   30.30    $   26.36

Average sales price (per sales bbl)
     Gasoline                                                  $  39.81    $   30.64    $   38.61    $   33.96
     Diesel and jet fuel                                          37.09        26.94        34.22        29.37
     Asphalt                                                      23.90        19.62        24.03        21.37
     Chemicals (3)                                                57.13        36.71        48.54        40.21
     Other                                                        12.64         7.74        12.77         8.83

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

                                       REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:

                                                                 Six Months Ended         Three Months Ended
                                                                     June 30,                  June 30,
                                                               ---------------------     ---------------------
                                                                2003          2002         2003         2002
                                                              ---------    ---------    ---------    ---------
Charges (bpd) (1)
     Light crude                                                  4,713        3,791        5,650        4,349
     Heavy crude                                                 39,485       35,092       40,500       37,541
     Other feed and blend stocks                                  5,681        4,108        4,692        3,358
                                                              ---------    ---------    ---------    ---------
         Total                                                   49,879       42,991       50,842       45,248

Manufactured product yields (bpd) (2)
     Gasoline                                                    20,042       16,122       19,226       15,737
     Diesel                                                      14,834       12,762       15,568       12,882
     Asphalt                                                      6,686        6,635        7,976        8,764
     Other                                                        6,858        5,984        6,474        5,852
                                                              ---------    ---------    ---------    ---------
         Total                                                   48,420       41,503       49,244       43,235

Total product sales (bpd)
     Gasoline                                                    25,993       22,465       24,385       23,889
     Diesel                                                      14,914       12,758       15,939       13,703
     Asphalt                                                      6,410        6,229        8,846        9,029
     Other                                                        4,467        4,045        4,512        3,788
                                                              ---------    ---------    ---------    ---------
         Total                                                   51,784       45,497       53,682       50,409

Refinery operating margin information (per sales bbl)
     Refined products revenue                                  $  35.93        27.28    $   33.75    $   29.77
     Raw material, freight and other costs
       (FIFO inventory accounting)                                30.11        22.90        28.30        25.62
     Refinery operating expenses, excl depreciation                3.13         3.46         3.01         3.32
     Refinery depreciation                                          .82          .87          .79          .81
                                                               --------    ---------    ---------    ---------
         Operating margin                                      $   1.87    $     .05    $    1.65    $     .02

Average light/heavy crude spread based on
     delivered crude costs (per bbl) (3)                       $   5.88    $    3.64    $    5.48    $    3.52

Average sales price (per sales bbl)
     Gasoline                                                  $  41.74    $   32.49    $   40.34    $   35.64
     Diesel                                                       39.15        28.67        36.17        31.50
     Asphalt                                                      23.90        19.62        24.03        21.37
     Other                                                         8.71         5.71         8.64         6.53

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

                                       REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:

                                                                 Six Months Ended         Three Months Ended
                                                                     June 30,                  June 30,
                                                              ----------------------    ----------------------
                                                                2003          2002        2003          2002
                                                              ---------    ---------    ---------    ---------
Charges (bpd) (1)
     Light crude                                                 25,308       27,631       27,778       27,108
     Heavy and intermediate crude                                70,819       77,756       82,269       79,503
     Other feed and blend stocks                                 13,291       12,834       12,721       13,215
                                                              ---------    ---------    ---------    ---------
         Total                                                  109,418      118,221      122,768      119,826

Manufactured product yields (bpd) (2)
     Gasoline                                                    59,822       65,955       65,829       66,313
     Diesel and jet fuel                                         36,253       39,978       43,756       41,308
     Chemicals (3)                                                  798          (19)         749           14
     Other                                                       10,584       10,019       10,621        9,249
                                                              ---------    ---------    ---------    ---------
         Total                                                  107,457      115,933      120,955      116,884

Total product sales (bpd)
     Gasoline                                                    60,250       66,562       65,036       67,771
     Diesel and jet fuel                                         36,114       40,265       41,785       41,362
     Chemicals (3)                                                  798          234          749          150
     Other                                                        9,195        9,107        9,963        9,673
                                                              ---------    ---------    ---------    ---------
         Total                                                  106,357      116,168      117,533      118,956

Refinery operating margin information (per sales bbl)
     Refined products revenue                                  $  36.07    $   27.10    $   34.46    $   29.82
     Raw material, freight and other costs
       (FIFO inventory accounting)                                32.02        23.24        30.40        26.18
     Refinery operating expenses, excl depreciation                3.70         2.86         3.23         2.81
     Refinery depreciation                                          .33          .28          .29          .28

WTI/WTS crude spread (per bbl) (4)                             $   2.78    $    1.38    $    3.19    $    1.22

Average sales price (per sales bbl)
     Gasoline                                                  $  38.97    $   30.01    $   37.96    $   33.37
     Diesel and jet fuel                                          36.25        26.39        33.48        28.66
     Chemicals (3)                                                57.13        36.71        48.54        40.21
     Other                                                        14.54         8.64        14.64         9.73

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

31.1 – Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

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