Form 10-Q
period 2003-09-30
FRONTIER OIL CORP /NEW/
filed 2003-10-31
CIK 110430

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

     FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003 OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from . . . . to . . . . Commission file number 1-7627

    FRONTIER OIL CORPORATION
    (Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization) 10000 Memorial Drive, Suite 600 Houston, Texas (Address of principal executive offices)	74-1895085 (I.R.S. Employer Identification No.) 77024-3411 (Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes [x] No . . . Registrant’s number of common shares outstanding as of October 24, 2003: 26,162,514

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

                                                           Nine Months Ended            Three Months Ended
                                                             September 30                  September 30
                                                          2003           2002           2003           2002
                                                      -----------    -----------     -----------   -----------
Revenues:
     Refined products                                 $ 1,625,441    $ 1,282,818     $   594,292   $   488,476
     Other                                                  2,119           (626)            471        (1,796)
                                                      -----------    -----------     -----------   -----------
                                                        1,627,560      1,282,192         594,763       486,680
                                                      -----------    -----------     -----------   -----------
Costs and Expenses:
     Raw material, freight and other costs              1,401,401      1,101,305         502,723       424,161
     Refining operating expenses, excluding
       depreciation                                       149,059        130,924          48,495        42,236
     Selling and general expenses, excluding
       depreciation                                        14,926         12,821           5,132         4,817
     Merger termination and legal costs (Note 6)            3,953              -           3,953             -
     Depreciation                                          21,187         20,353           7,156         6,979
                                                      -----------    -----------     -----------   -----------
                                                        1,590,526      1,265,403         567,459       478,193
                                                      -----------    -----------     -----------   -----------

Operating Income                                           37,034         16,789          27,304         8,487
                                                      -----------    -----------     -----------   -----------

Interest expense and other financing costs                 20,749         20,739           6,590         7,009
Interest income                                              (907)        (1,387)           (260)         (471)
Merger financing termination costs, net (Note 6)           17,632              -          14,212             -
                                                      -----------    -----------     -----------   -----------
                                                           37,474         19,352          20,542         6,538
                                                      -----------    -----------     -----------   -----------

Income (Loss) Before Income Taxes                            (440)        (2,563)          6,762         1,949
Provision (Benefit) for Income Taxes                          430           (626)          2,940         1,140
                                                      -----------    -----------     -----------   -----------

Net Income (Loss)                                     $      (870)    $   (1,937)    $     3,822    $      809
                                                      ===========     ==========     ===========    ==========

Basic Income (Loss) Per Share
     of Common Stock:                                 $      (.03)    $     (.08)    $       .15    $      .03
                                                      ===========     ==========     ===========    ==========
Diluted Income (Loss) Per Share
     of Common Stock:                                 $      (.03)    $     (.08)    $       .14    $      .03
                                                      ===========     ==========     ===========    ==========

---------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

                                                           Nine Months Ended            Three Months Ended
                                                             September 30                  September 30
                                                          2003           2002           2003           2002
                                                       ----------     -----------    ----------    ----------
Net Income (Loss)                                      $     (870)    $   (1,937)    $    3,822    $      809
Other Comprehensive Income, Net of Income Tax:
     Change in fair value of cash flow hedges                   -            263              -             -
     Derivative value reclassed to income                       -           (168)             -          (129)
                                                       ----------     -----------    ----------    ----------

Comprehensive Income (Loss)                            $     (870)    $   (1,842)    $    3,822    $      680
                                                       ==========     ==========     ==========    ==========

---------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share data)

September 30, 2003 and December 31, 2002                                            2003               2002
                                                                                -----------         ----------
ASSETS
Current Assets:
     Cash, including cash equivalents of
         $105,040 in 2003 and $109,825 in 2002                                  $   106,616         $  112,364
     Restricted cash                                                                232,066                  -
     Trade receivables, net of allowance of $500 in both years                       74,255             81,154
     Note receivable, net of allowance of $800 in both years                          1,449              1,449
     Other receivables                                                                3,166                987
     Inventory of crude oil, products and other                                     125,048            105,160
     Deferred tax current assets                                                      5,110              5,346
     Other current assets                                                             1,206              2,510
                                                                                -----------         ----------
         Total current assets                                                       548,916            308,970
                                                                                -----------         ----------

Property, Plant and Equipment, at cost:
     Refineries and pipeline                                                        474,473            447,948
     Furniture, fixtures and other equipment                                          5,248              5,119
                                                                                -----------         ----------
                                                                                    479,721            453,067
         Less - Accumulated depreciation                                            165,314            144,127
                                                                                -----------         ----------
                                                                                    314,407            308,940
Asset Held for Sale                                                                       -                472
Deferred Financing Costs, Net                                                         4,650              5,460
Other Assets                                                                          5,877              5,035
                                                                                -----------         ----------
TOTAL ASSETS                                                                    $   873,850         $  628,877
                                                                                ===========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   172,204         $  174,917
     Current portion of long-term debt (Note 7)                                     220,000                  -
     Revolving credit facility                                                       16,750                  -
     Accrued turnaround cost                                                          8,480             12,849
     Accrued liabilities and other                                                   12,588              9,095
     Accrued interest                                                                15,995              3,856
                                                                                -----------         ----------
         Total current liabilities                                                  446,017            200,717

Long-Term Debt                                                                      208,112            207,966
Long-Term Accrued Turnaround Cost                                                    16,514             14,013
Post-Retirement Employee Liabilities                                                 19,325             18,784
Deferred Credits and Other                                                            4,167              3,963
Deferred Income Taxes                                                                14,984             15,176

Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                 -                  -
Common stock, no par, 50,000,000 shares authorized,
         30,338,549 and 30,290,324 shares issued in 2003 and 2002                    57,474             57,469
     Paid-in capital                                                                103,234            102,557
     Retained earnings                                                               44,831             49,621
     Accumulated other comprehensive income (loss)                                     (598)              (598)
     Treasury stock, 4,176,035 shares and 4,151,210 shares
         in 2003 and 2002                                                           (38,387)           (37,959)
     Deferred employee compensation                                                  (1,823)            (2,832)
                                                                                -----------         ----------
     Total Shareholders' Equity                                                     164,731            168,258
                                                                                -----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   873,850         $  628,877
                                                                                ===========         ==========

---------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the nine months ended September 30,                                             2003               2002
                                                                                -----------         ----------

OPERATING ACTIVITIES
Net loss                                                                        $      (870)        $   (1,937)
Depreciation                                                                         21,187             20,353
Deferred income taxes                                                                   131               (486)
Finance costs and discount on 8% senior notes (Note 7)                                8,114                  -
Amortization of deferred finance costs and discount                                   1,833              1,611
Deferred employee compensation amortization                                           1,009                652
Net loss on sales of assets                                                             189                363
Deferred credits and other                                                             (604)              (497)
Change in working capital from operations                                            (1,672)           (12,986)
                                                                                -----------         ----------
     Net cash provided by operating activities                                       29,317              7,073
                                                                                -----------         ----------

INVESTING ACTIVITIES
Additions to property, plant and equipment and other                                (27,026)           (22,488)
Proceeds from sale of assets                                                            304                  -
Other investments                                                                       (34)              (400)
El Dorado refinery acquisition - contingent earn-out payment                              -             (7,500)
                                                                                -----------         ----------
     Net cash used in investing activities                                          (26,756)           (30,388)
                                                                                -----------         ----------

FINANCING ACTIVITIES
Revolving credit facility borrowings                                                 16,750             30,100
Repayments of 9-1/8% Senior Notes                                                         -             (1,090)
Proceeds from issuance of 8% Senior Notes (Note 7)                                  218,143                  -
Fund restricted cash (escrow account) (Note 7)                                    (232,066)                  -
Finance costs on 8% Senior Notes (Note 7)                                            (6,257)                 -
Deferred finance costs                                                                 (877)                 -
Issuance of common stock                                                                316              1,650
Purchase of treasury stock                                                             (428)              (787)
Dividends                                                                            (3,890)            (3,870)
                                                                                -----------         ----------
     Net cash (used in) provided by financing activities                             (8,309)            26,003
                                                                                -----------         ----------

(Decrease) Increase in cash and cash equivalents                                     (5,748)             2,688
Cash and cash equivalents, beginning of period                                      112,364            103,995
                                                                                -----------         ----------
Cash and cash equivalents, end of period                                        $   106,616         $  106,683
                                                                                ===========         ==========

---------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

1. Financial statement presentation

Financial statement presentation

        The consolidated financial statements include the accounts of Frontier Oil Corporation, a Wyoming corporation, and its wholly owned subsidiaries, collectively referred to as Frontier or the Company. The Company is an energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”). The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a combined crude oil capacity of over 156,000 barrels per day. All of the operations of the Company are in the United States with its marketing efforts focused in the Rocky Mountain and Plains States regions of the United States. The Company purchases the crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke. The operations of refining and marketing of petroleum products are considered part of one reporting segment.

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

Earnings per share

        Basic earnings per share (“EPS”) has been computed based on the weighted average number of common shares outstanding. Basic and diluted shares were the same for the nine months ended September 30, 2003 and 2002 because losses were incurred. Diluted earnings per share for the three months ended September 30, 2003 and 2002 assumes the additional dilution for the exercise of in-the-money stock options. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

                                 Nine Months Ended            Three Months Ended
                                   September 30,                 September 30,
                                2003           2002           2003          2002
                            ------------   ------------   ------------  ------------
   Basic                     25,910,470     25,759,114     25,937,842    25,834,717
   Diluted                   25,910,470     25,759,114     26,956,658    26,806,285

        The number of shares of the Company’s restricted stock that could potentially dilute basic EPS in the future but were not included in the computation of diluted EPS for the three months ended September 30, 2003 and 2002 were 160,608 and 255,306 shares, respectively, because to do so would have been antidilutive for the periods presented.

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

        In 2001, the American Institute of Certified Public Accountants (“AICPA”) issued an Exposure Draft for a Proposed Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment”. The proposed Statement of Position (“SOP”), as originally written, would require major maintenance activities, such as refinery turnarounds, to be expensed as costs are incurred. At its September 2003 meeting, the Accounting Standards Executive Committee of the AICPA approved the SOP for issuance; however, it still must be cleared by the FASB before it becomes a generally accepted accounting principle (“GAAP”). As drafted, the SOP would become effective for fiscal years beginning after December 15, 2004, although any issues raised by the FASB during the clearance process could delay the release date and/or the effective date. Adoption of the proposed SOP would require that any existing turnaround accruals be reversed to income immediately and the costs of future turnarounds expensed as incurred. If this proposed change were in effect at September 30, 2003, the Company would have been required to reverse the turnaround accruals and recognize pretax income totaling $25.0 million. The total accrued turnaround costs will change throughout the year as turnarounds are incurred and accruals are made for future turnarounds. If adopted in its present form, income related to this proposed change would be reported as a cumulative effect of an accounting change, net of tax, in the consolidated statements of operations.

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

        In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company is currently evaluating the various provisions of SFAS No. 148, and if it decides to change to the fair value based method of accounting as allowed under SFAS No. 148, the adoption is not expected to have a material impact on the Company’s financial condition or results of operations.

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

        In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument within its scope as a liability (or asset in some circumstances). This statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted SFAS No. 150 on July 1, 2003, and it did not have any impact on the Company’s financial condition or results of operations.

2. Schedule of major components of inventory

                                                September 30,     December 31,
                                                    2003              2002
                                                -------------    -------------
                                                       (in thousands)

Crude oil                                       $      34,801    $      33,765
Unfinished products                                    40,465           24,806
Finished products                                      31,292           29,836
Process chemicals                                       5,131            3,308
Repairs and maintenance supplies and other             13,359           13,445
                                                -------------    -------------
                                                $     125,048    $     105,160
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

        On March 13, 2001 the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Plan”) which reserved 1,000,000 shares of common stock held as treasury stock by the Company for restricted stock grants to be made under an incentive compensation program. Restricted shares, when granted, are recorded at the market value on the date of issuance as deferred employee compensation (equity account) and amortized to compensation expense over the respective vesting periods of the stock. Compensation costs of $1.0 million and $652,000 related to restricted stock awards were recognized for the nine months ended September 30, 2003 and 2002, respectively. Compensation costs of $377,000 and $252,000 related to restricted stock awards were recognized for the three months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, there were 205,629 shares of unvested restricted stock, which represents the total of grants made in 2001 and 2002 less the vested portion of the grants and shares forfeited from employee departures prior to vesting. The remaining 123,054 shares from the 2001 grants vest in March 2004. Of the remaining 82,575 shares from the 2002 grants, approximately 27,527 shares will vest in March 2004 with the remaining vesting in March 2005. No grants were made in the nine months ended September 30, 2003.

        The Company has a stock option plan which authorizes the granting of options to employees to purchase shares of the Company’s common stock. The plan through September 30, 2003, had reserved for issuance a total of 8,001,575 shares of common stock of which 4,483,400 shares were granted and exercised, 3,376,525 shares were granted and outstanding and 141,650 shares were available to be granted. Options under the plans are granted at fair market value on the date of grant. No entries are made in the accounts until the options are exercised, at which time the proceeds are credited to common stock and paid-in capital. Generally, the options vest ratably throughout their one- to five-year terms.

        Had compensation costs been determined based on the fair value at the grant dates for awards, consistent with SFAS No. 123, “Accounting for Stock-Based Compensation, the Company’s net income (loss) and EPS would have been the pro forma amounts indicated in the following table for the nine months and three months ended September 30, 2003 and 2002:

                                                            Nine Months Ended          Three Months Ended
                                                              September 30                 September 30,
                                                          2003           2002          2003           2002
                                                      ------------   -----------    ----------    ----------
                                                                (in thousands, except per share amounts)

Net income (loss) as reported                          $     (870)    $  (1,937)    $    3,822    $      809
  Deduct: Pro forma compensation
                expense, net of tax                         3,609         4,002              -             -
                                                       ----------     ---------     ----------    ----------

Pro forma net income (loss)                            $   (4,479)    $  (5,939)    $    3,822    $      809
                                                       ==========     =========     ==========    ==========

Basic Income (Loss) per Share:
  As reported                                         $      (.03)    $    (.08)     $     .15    $      .03
  Pro forma                                                  (.17)         (.23)           .15           .03

Diluted Income (Loss) per Share:
  As reported                                         $      (.03)    $    (.08)     $     .14    $      .03
  Pro forma                                                  (.17)         (.23)           .14           .03

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

        Other revenues for the nine months ended September 30, 2003 include $1.2 million realized and unrealized net gains on derivative contracts accounted for using mark-to-market accounting and $20,000 net realized gains for the ineffective portion of crude oil hedges. Other revenues for the nine months ended September 30, 2002 included $1.2 million realized net gains on the ineffective portion of fair value hedges on crude oil cargos and $2.6 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended September 30, 2003 includes $186,000 realized and unrealized net gains on derivative contracts accounted for using mark-to-market accounting while other revenues for the three months ended September 30, 2002 included $2.1 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. The ineffective portion of foreign crude oil hedges arises primarily from changes in the shape of the forward futures price curve.

        At September 30, 2003 the Company had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are being reflected in other revenues:

•	Derivative contracts on 398,000 barrels of crude oil to hedge normal butane inventory expected to be utilized at the El Dorado refinery between October 2003 and December 2003. These open contracts have total net unrealized gains at September 30, 2003 of approximately $58,000. During the nine months ended September 30, 2003 the Company realized net losses of approximately $524,000 on closed out contracts to hedge butane inventory.

•	Derivative contracts on 15,000 barrels of crude oil to hedge gas oil inventory at the Cheyenne refinery. These open contracts have unrealized gains at September 30, 2003 of approximately $17,000. During the nine months ended September 30, 2003 the Company realized net losses of approximately $26,000 on closed out contracts to hedge gas oil inventory at Cheyenne.

        The Company had no open derivative contracts at September 30, 2003 being accounted for as hedges. During the nine months ended September 30, 2003, the Company had the following derivatives that were appropriately designated and accounted for as hedges:

•	Natural Gas Collars. Price swaps on natural gas for the purpose of hedging against natural gas price increases for February and March 2003 for approximately 100% of the El Dorado refinery’s anticipated usage and which are accounted for as cash flow hedges. The February group of contracts to hedge natural gas costs were for 700,000 MMBTU and expired with no gain or loss. The March group of contracts to hedge natural gas totaled 720,000 MMBTU and the Company realized a $1.7 million gain which reduced refining operating expenses in March.

•	Crude Contracts. In January 2003, the Company had derivative contracts on 200,000 barrels of crude oil to hedge Canadian crude costs for the Cheyenne refinery which were accounted as fair value hedges. A $13,000 loss was realized on these positions, of which $31,000 increased crude costs and $18,000 income was reflected in other revenues for the ineffective portion of this hedge. In May 2003, the Company closed out derivative contracts it had purchased in April 2003 on 675,000 barrels of crude oil to hedge two foreign crude cargos purchased for the El Dorado refinery. A $13,000 gain was realized on these positions, of which $11,000 reduced crude costs and $2,000 was reflected in other revenues for the ineffective portion of these hedges.

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

        The Company’s operations and many of the products manufactured are specifically subject to certain requirements of the Clean Air Act (“CAA”) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at our refineries during the next several years. The EPA recently embarked on a Petroleum Refining Initiative (“Initiative”) alleging industry-wide noncompliance with certain CAA rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. Frontier has been contacted by the EPA and invited to meet with them to hear more about the Initiative. At this time, the Company does not know how or if the Initiative will affect Frontier. The Company has, however, recently determined through the Company’s practice of routine self audits, that over the next three years, expenditures totaling approximately $10 million will likely be necessary to further reduce emissions from the Refineries’ flare systems. This determination resulted from internal compliance audits initiated by the Company and subsequently shared with the corresponding state regulatory agencies under the provisions of state audit privilege statutes. The Wyoming Department of Environmental Quality (“WDEQ”) has expressed its intent to enter into a Consent Decree with the Company to settle this and certain other compliance matters. The WDEQ has informally suggested that they will be seeking injunctive relief and a penalty in the $600,000 range, an amount that is subject to potential negotiation and off-set by Supplemental Environmental Projects. The Kansas Department of Health and Environment has not yet responded to the submittal of the compliance audit. Because other refineries will be required to make similar expenditures, Frontier does not expect such expenditures to materially adversely impact the Company’s competitive position.

        On December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The total capital expenditures estimated, as of September 30, 2003, to achieve the final gasoline sulfur standard, are approximately $35.8 million at the Cheyenne Refinery and approximately $44 million at the El Dorado Refinery. Approximately $20.7 million of the Cheyenne Refinery expenditures had been incurred as of September 30, 2003; an additional $8.1 million is expected to be incurred by early 2004 with the remaining $7 million in 2009 and 2010. The expenditures for the El Dorado Refinery are expected to be incurred beginning in 2008 and completed in 2010.

        The EPA recently promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts-per-million from the current standard of 500 parts-per-million. As of September 30, 2003, capital costs for diesel desulfurization are estimated to be approximately $12.5 million for Cheyenne and $56 million for El Dorado. The Cheyenne Refinery expenditures are currently expected to be committed beginning with approximately $2.0 million in 2004, $7.0 million anticipated to be committed in 2005 and the final $3.5 million in 2006. Approximately $6 million of the El Dorado Refinery expenditures are currently expected to be committed in 2004 with the remaining $50 million in 2005 and 2006.

        The Front Range of Colorado (including the Denver metro area) is a major market for the products manufactured by the Company’s refineries in Cheyenne, Wyoming and El Dorado, Kansas. Until the summer of 2003, this area had been in compliance with all of the Environmental Protection Agency’s National Ambient Air Quality Standards (“NAAQS”), and in recognition of that compliance had been granted annual waivers from federal gasoline vapor pressure standards that pre-date that compliance. The combination of a new, lower NAAQS for ozone and unusual summertime meteorological conditions in the area resulted in numerous and unforeseen exceedences of the new standard. The State of Colorado has recently undertaken an effort to develop and implement controls necessary to ensure the area will regain compliance with the NAAQS for ozone during the three year averaging period of 2005 through 2007. These controls will likely include a requirement to reduce the current allowable summertime gasoline vapor pressure from 9.0 pounds to either 8.1 pounds or the current federal standard of 7.8 pounds. These controls will most likely be initiated for the summertime gasoline to be sold in the area beginning in May of 2005. The Company is currently evaluating what modifications may be required to the Cheyenne Refinery to allow manufacture of the lower vapor pressure product. At this time, the Company does not believe that any capital investment will be required at El Dorado to meet the anticipated new standard.

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

        Beverly Hills Lawsuits. A Frontier subsidiary, Wainoco Oil & Gas Company, owned and operated an interest in an oil field in the Los Angeles, California metropolitan area from 1985 to 1995. The production facilities for that interest in the oil field are located at the campus of the Beverly Hills High School. In April 2003, a law firm began filing claims with the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from the oil field or the production facilities caused cancers or various other health problems in those individuals. Wainoco Oil & Gas Company and Frontier are defendants in three pending lawsuits relating to some of those claims; other defendants include the Beverly Hills Unified School District, the City of Beverly Hills, ten other oil and gas companies, two additional companies involved in owning or operating a power plant adjacent to the Beverly Hills High School and three of their related parent companies. The lawsuits include claims for personal injury, wrongful death, loss of consortium and/or fear of contracting diseases, and also ask for punitive damages. No dollar amounts of damages have been specified in any of the lawsuits. The three pending lawsuits have been formally related to one another and have been transferred to a judge on the complex civil litigation panel in the Superior Court of the State of California for the County of Los Angeles.

        The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills high school students, school employees or area residents. Nevertheless, as a matter of prudent risk management, Frontier has recently purchased insurance from an insurance company with an A.M. Best rating of A++ (Superior) covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date. The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity. The policy covers defense costs, and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million in the coverage between $40 million and $120 million. In October 2003, the Company paid $6.25 million to the insurance company (which includes indemnity premium of $5.75 million and a $500,000 administration fee) and have funded with the insurance company a Commutation Account of approximately $19.5 million, from which the insurance company will fund the first costs under the policy including, but not limited to, the costs of defense of the claims. Frontier has the right to terminate the policy at any time after the first year and prior to September 30, 2008, receive back up to $4.3 million of return premium, the dollar amount which declines over time, plus, any unspent balance in the Commutation Account plus accumulated interest. While the policy is in effect, the insurance company will manage the defense of the claims. The Company is also seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period.

        The Company believes that neither the claims that have been made, the three pending lawsuits, nor other potential future litigation by which similar or related claims may be asserted against Frontier or its subsidiary will result in any material liability or have any material adverse effect upon Frontier.

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

El Dorado Refinery. The El Dorado Refinery is subject to a 1988 consent order with the Kansas Department of Health and Environment (“KDHE”). This order, including various subsequent modifications, requires the Refinery to continue the implementation of a groundwater management program with oversight provided by the KDHE Bureau of Environmental Remediation. The order requires that remediation activities continue until KDHE-established groundwater criteria or other criteria agreed to by the KDHE and the Refinery are met. Frontier acquired the El Dorado refinery in November 1999 from Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”). Subject to the terms of the purchase and sale agreement, Shell will be responsible for the costs of continued compliance with this order.

        The most recent National Pollutant Discharge Elimination System permit issued to the El Dorado Refinery requires, in part, the preparation and submittal of an engineering report identifying certain refinery wastewater treatment plant upgrades necessary to allow routine compliance with applicable discharge permit limits. In accordance with the provisions of the purchase and sale agreement, Shell will be responsible for the first $2 million of any required wastewater treatment system upgrades. If required system upgrade costs exceed this amount, Shell and Frontier will share, based on a sliding scale percentage, up to another $3 million in upgrade costs. Subject to the terms of the purchase and sale agreement, Shell will be responsible for up to $5 million in costs, in addition to Shell’s obligation for the wastewater treatment system upgrade, relating to safety, health and environmental conditions after closing arising from Shell’s operation of the El Dorado Refinery that are not covered under a ten-year insurance policy. This insurance policy has $25 million coverage through November 17, 2009 for environmental liabilities, with a $500,000 deductible, and will reimburse the Company for losses related to all unknown and some known conditions existing prior to our acquisition of the El Dorado Refinery. The first phase of wastewater treatment system upgrades was completed in 2001 at a cost of $2.6 million with payment apportioned as described above.

        On August 18, 2000, the Company entered into a Consent Agreement and Final Order of the Secretary (“Agreement”) with the KDHE that required the initiation of a wastewater toxicity testing program to commence upon the completion of the wastewater treatment upgrades described above. Progress has been made toward satisfying the provisions of the Agreement, and Frontier expects to meet all applicable requirements. The costs associated with compliance with this Order are the subject of an indemnity claim against Shell under the wastewater treatment plant upgrade coverage in the purchase and sale agreement as described in the preceding paragraph.

6. Holly Merger Agreement

        On March 31, 2003 the Company announced that it had entered into an agreement with Holly Corporation (“Holly”) pursuant to which the two companies would merge. On August 20, 2003, Frontier announced that Holly had advised the Company that Holly was not willing to proceed with our previously announced March 30, 2003 merger agreement on the agreed terms. As a result, the Company filed suit for damages in the Delaware Court of Chancery. On September 2, 2003, Holly filed an answer and counterclaims, denying our claims, asserting that Frontier repudiated the merger agreement by filing the Delaware lawsuit, and claiming among other things that the Beverly Hills, California litigation caused the Company to be in breach of its representations and warranties in the merger agreement. Frontier has denied all of Holly’s counterclaims. The Delaware Court of Chancery has scheduled the suit and Holly’s counterclaims for trial in early December 2003.

        The operating results for the nine months ended September 30, 2003 were negatively impacted by costs related to the Holly merger transaction in the aggregate amount of $13.3 million after tax expenses ($21.6 million pretax, comprised of $4.0 million under the heading “Merger termination and legal costs” in the statements of operations and $17.6 million under the heading “Merger financing termination costs” in the statements of operations.) The operating results for the three months ended September 30, 2003 were negatively impacted by costs related to the Holly merger transaction in the aggregate amount of $11.2 million after tax expenses ($18.2 million pretax, comprised of $4.0 million under the heading “Merger termination and legal costs” in the statements of operations and $14.2 million under the heading “Merger financing termination costs”). The $4.0 million of “Merger termination and legal costs” for the nine months and three months ended September 30, 2003 included $2.8 million in transaction related costs and $1.2 million in legal expenses incurred on the Holly lawsuit. The $17.6 million of “Merger financing termination costs, net” for the nine months ended September 30, 2003, includes interest expense since issuance, issue discount, finance issue costs and redemption premium on the 8% Senior Notes, net of $718,000 interest income earned on the senior notes escrow account. The $14.2 million of “Merger financing termination costs, net” for the three months ended September 30, 2003, includes interest expense for the three months, issue discount, finance issue costs and redemption premium on the 8% Senior Notes, net of $351,000 interest income earned on the senior notes escrow account for the three months ended September 30 (see Note 7 below).

7. Senior Notes Offering

        On April 17, 2003, the Company received the net proceeds (net of issue discount and underwriting fees) from a private placement of $220 million of 8% senior notes (“Senior Notes”) due April 15, 2013. The net proceeds of the Senior Notes were to be used, together with other available funds, to finance the cash portion of the merger with Holly, to pay related fees and expenses and to refinance or pay off existing Holly indebtedness. Pending consummation of the merger with Holly, the net proceeds of the notes offering, along with other amounts contributed by the Company, were placed in an escrow account. As provided for in the escrow agreement, since the merger with Holly will not occur by October 31, 2003, on October 10, 2003 Frontier closed the escrow account and redeemed the notes at a price equal to 101% of the aggregate principal amount of the notes plus accrued interest. The redemption premium, financing costs and issue discount of the notes were all reflected as expenses as of September 30, 2003 and included under the heading “Merger financing termination costs, net” on the statements of operations. At September 30, 2003 the Senior Notes are reflected as a current liability on the consolidated balance sheet.

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

9. Revolving Credit Facility

        In May 2003, the Company entered into an amended and restated revolving credit facility with a group of banks led by Union Bank of California and BNP Paribas. The revolving credit facility has a current expiration date of June 15, 2006. Commitments under the new working capital facility are $175 million with cash advances limited to a maximum of $125 million. The facility includes reduced interest rate spreads and letter of credit fees. In addition, the credit facility has a new financial covenant package that is based on consolidated parent financials (as opposed to subsidiary level financials), which facilitates intra-company funds flows. The Company is in compliance at September 30, 2003 with the financial covenants of the revolving credit facility.

10. Litigation

Holly Lawsuit. On August 20, 2003, Frontier announced that Holly Corporation had advised the Company that Holly was not willing to proceed with our previously announced March 30, 2003 merger agreement on the agreed terms. As a result, the Company filed suit for damages in the Delaware Court of Chancery. On September 2, 2003, Holly Corporation filed an answer and counterclaims, denying our claims, asserting that Frontier repudiated the merger agreement by filing the Delaware lawsuit, and claiming among other things that the Beverly Hills, California litigation caused the Company to be in breach of its representations and warranties in the merger agreement. Frontier has denied all of Holly’s counterclaims. The Delaware Court of Chancery has scheduled the suit and Holly’s counterclaims for trial in early December 2003.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The terms “Frontier” and “we” refer to Frontier Oil Corporation and its subsidiaries.

Nine months ended September 30, 2003 compared with the same period in 2002

        We had a net loss for the nine months ended September 30, 2003 of $870,000, or ($.03) per share, compared to a net loss of $1.9 million, or ($.08) per share, for the same period in 2002. Although operating income improved substantially in 2003 as compared to 2002, the resulting net loss included approximately $13.3 million after tax expenses relating to the Holly merger transaction, legal and financing costs. The most significant factors contributing to the improved operating income for the nine months ended September 30, 2003 were higher light product margins offset by higher crude oil prices and negative FIFO inventory valuation impacts.

        Operating income increased $20.2 million in the first nine months of 2003 versus 2002 due to an increase in refined products revenues of $342.6 million and an increase in other revenues of $2.7 million offset by increases in raw material, freight and other costs of $300.1 million, refinery operating expenses, excluding depreciation, of $18.1 million (which included $10.1 million more in natural gas costs), selling and general costs, excluding depreciation, of $2.1 million, merger termination and legal costs of $4.0 million and depreciation of $834,000. The major economic and operating factors which affected operating income were higher light product margins in 2003 compared to 2002 and increases in both the light/heavy (the discount at which heavy crude oil sells compared to the sales price of light crude oil) and WTI/WTS (the difference between West Texas Intermediate and West Texas Sour crude oil prices) crude spreads, offset by negative impacts of the 18 day planned major turnaround in March 2003 at our El Dorado refinery and a negative inventory valuation impact during the nine months ended September 30, 2003 compared to a large positive inventory valuation impact for the same period in 2002.

        Refined product revenues increased by $342.6 million or 27% from $1.3 billion to $1.6 billion due to increased sales prices. Refined product revenues are impacted by changes in the price of crude oil as product sales prices generally change accordingly. The average price of crude oil has been substantially higher during the first nine months of 2003 than during the same period in 2002. Average gasoline prices increased from $32.38 per sales barrel for the first nine months of 2002 to $40.46 per sales barrel during the first nine months of 2003. Gasoline sales volumes decreased 457 barrels per day during the nine months ended September 30, 2003 compared to the comparable nine months in 2002. Average diesel and jet fuel prices for the first nine months of 2003 increased from $28.83 per sales barrel for the first nine months of 2002 to $36.72 per sales barrel for the first nine months of 2003. Diesel sales volumes increased 597 barrels per day during the nine months ended September 30, 2003 compared to the comparable nine months in 2002. Manufactured product yields (“yields”) are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units. Yields of gasoline increased 633 barrels per day or 1%, from 81,303 barrels per day during the nine months ended September 30, 2002 to 81,936 barrels per day during the 2003 comparable period. Yields of diesel and jet fuel increased 327 barrels per day or 1%, from 52,861 barrels per day during the nine months ended September 30, 2002 to 53,188 barrels per day during the 2003 comparable period. Sales and yield volumes for the first nine months of 2003 for the El Dorado refinery were lower than during the same period in 2002 primarily because of the turnaround at the El Dorado refinery which commenced on March 18, 2003 and was completed on March 30. The Cheyenne refinery reflected increased sales and yields volumes to result in the small total overall increase.

        Other revenues increased $2.7 million to $2.1 million in the nine months ended September 30, 2003 compared to a $626,000 loss in the comparable period in 2002 due to $1.2 million income in 2003 from realized and unrealized futures trading net gains, primarily on positions purchased to hedge inventories, compared to $1.4 million in net losses in 2002 from the ineffective portion of foreign crude oil hedges and realized and unrealized futures trading net losses on positions to hedge inventories in 2002.

        Raw material, freight and other costs include crude oil and other raw materials utilized in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under FIFO inventory accounting. Refined product revenues and raw material costs are impacted by changes in the price of crude oil. The average price of crude oil has been substantially higher in 2003 than in 2002. Raw material, freight and other costs of $1.4 billion ($31.21 per sales barrel) during the nine months ending September 30, 2003 increased 27% (26% on a per sales barrel basis) or $300.1 million ($6.52 per sales barrel) when compared to the same period in 2002 primarily due to higher crude oil prices. For the nine months ended September 30, 2003, we realized an increase in raw material, freight and other costs as a result of inventory losses of approximately $3.6 million pretax ($2.3 million after tax), comprised of a $4.6 million loss for the El Dorado refinery, offset by a $1.0 million gain for the Cheyenne refinery. For the nine months ended September 30, 2002 we realized a decrease in raw material, freight and other costs from inventory gains of approximately $35.5 million pretax ($22.0 million after tax), (comprised of $12.0 million from the Cheyenne refinery and $23.5 million from the El Dorado refinery) because of increasing crude prices during the period. The Cheyenne refinery raw material, freight and other costs of $29.68 per sales barrel increased 21% from $24.44 per sales barrel in 2002 due to higher crude oil prices. Our profitability at our Cheyenne refinery is impacted by the light/heavy crude spread. We benefited from the light/heavy spread averaging $5.92 per barrel in the first nine months of 2003 compared to only $3.74 per barrel in the first nine months of 2002. The heavy crude oil utilization rate for the nine month period at the Cheyenne refinery expressed as a percentage of total crude oil was 88.5% in 2003 compared to 90.5% in 2002. The El Dorado refinery raw material, freight and other costs of $31.96 per sales barrel increased 29% from $24.80 per sales barrel in 2002 due to higher crude oil prices. Our profitability at our El Dorado refinery is impacted by the WTI/WTS crude spread. The WTI/WTS spread increased from an average of $1.24 per barrel in the first nine months of 2002 to $2.67 per barrel in the first nine months of 2003.

        Refinery operating expenses, excluding depreciation, include both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the refineries. Refinery operating expense, excluding depreciation, increased by $18.1 million (to $3.32 per sales barrel from $2.94 per sales barrel) during the nine months ended September 30, 2003, when compared to the same period in 2002. Higher natural gas costs comprised approximately 60% of the per sales barrel refinery operating expense increase with another 26% of the per sales barrel increase due to increased salaries and benefits. The Cheyenne refinery operating expense, excluding depreciation, for the nine months ended September 30, 2003 increased $2.8 million from the same period in 2002, due to a $2.2 million increase in natural gas costs; however, refinery operating expense on a per sales barrel basis at Cheyenne decreased $0.12 to $2.99 per sales barrel in 2003 due to increased sales volumes. The El Dorado refinery operating expense, excluding depreciation, increased $15.3 million for the nine months ended September 30, 2003 from the same period in 2002 due primarily to a $7.9 million increase in natural gas cost, an increase of $2.9 million in salaries resulting from overtime incurred in connection with the turnaround and overall increased benefit costs, and the $2.4 million turnaround expense in excess of accrual. Refinery operating expense on a per sales barrel basis at El Dorado increased to $3.48 per sales barrel for the nine months ended September 30, 2003, compared to $2.86 per sales barrel in 2002, resulting from a combination of both the higher refinery operating expenses and decreased sales volumes in 2003 due to the turnaround.

        Selling and general expenses, excluding depreciation, increased $2.1 million or 16% for the nine months ended September 30, 2003 compared to the same period in 2002 because of $866,000 incurred in the nine months ended September 30, 2003 for legal costs related to the Beverly Hills lawsuits and increased salaries, travel costs and engineering, and other consulting services relating to evaluating potential acquisitions.

        “Merger termination and legal costs” of $4.0 million for the nine months ended September 30, 2003 include transaction and legal costs associated with the termination of the anticipated merger and resulting lawsuit with Holly.

        Depreciation expense increased $834,000 or 4% in the 2003 nine-month period as compared to the same period in 2002 because of increases in capital investments.

        The operating interest expense (excluding costs relating to the 8% Senior Notes issued and redeemed in connection with the merger) of $20.7 million for the nine months ended September 30, 2003 decreased minimally compared to the same period in 2002. Interest income (excluding interest income earned on the 8% Senior Notes escrow account) decreased $480,000 from $1.4 million for the nine months ended September 30, 2002 to $907,000 in the nine months ended September 30, 2003. Average debt outstanding (excluding the 8% Senior Notes) during the nine months ended September 30, decreased from $253 million in 2002 to $241 million in 2003. The 2003 “Merger financing termination costs, net” were $17.6 million and included interest expense, issue discount, financing issue costs and redemption premium, net of $718,000 interest income earned on the escrow account, related to the 8% Senior Notes.

        The income tax provision for the nine months ended September 30, 2003 was $430,000 on a pretax net loss of $440,000 due to one-time adjustments for permanent book versus tax differences related to 2002 and 2003 expenses and an increase of $280,000 in the income tax provision for the nine months ended September 30, 2003 resulting from a correction of the 2002 tax provision. Our current estimated effective tax rate is 38.27%. Our effective income tax rate for the benefit of income taxes for the nine months ended September 30, 2002, of 24.4% was less than our then current estimated statutory rate of 38.24% primarily due to one-time adjustments for permanent book versus tax differences and an increase in the state deferred income tax provision due to a revised estimate of state apportionment factors during the third quarter of 2002. An $83,000 Canadian income tax payment for an audit settlement related to our Canadian oil and gas operations (sold in June 1997) also reduced our income tax benefit in 2002.

Three months ended September 30, 2003 compared with the same period in 2002

        We had net income for the three months ended September 30, 2003 of $3.8 million, or $0.14 per diluted share, compared to net income of $809,000, or $.03 per diluted share, for the same period in 2002. Although operating income improved substantially in 2003 as compared to 2002, the results for the three months ended September 30, 2003 were reduced by approximately $11.2 million, after tax, from expenses related to the Holly merger transaction, legal and financing costs. The major economic and operating factors contributing to the increase in operating income in 2003 from 2002 were higher light product margins in 2003 as compared to 2002 and increases in both the light/heavy and WTI/WTS crude spreads, offset by higher crude oil prices and a negative FIFO inventory valuation impact in 2003 compared to a positive inventory valuation impact during the same period in 2002.

        Operating income increased $18.8 million in 2003 versus 2002 due to an increase in refined product revenues of $105.8 million and an increase in other revenues of $2.3 million offset by increases in raw material, freight and other costs of $78.6 million, refinery operating expenses, excluding depreciation, of $6.3 million (which included $2.6 million in higher natural gas costs), selling and general costs, excluding depreciation, of $315,000, merger termination and legal costs of $4.0 million and depreciation expense of $177,000.

        Refined product revenues increased by $105.8 million or 22% from $488.5 million to $594.3 million due to increased sales prices and increased overall sales volumes. Refined product revenues are impacted by changes in the price of crude oil as product sales prices generally change accordingly. The average price of crude oil was substantially higher in 2003 than in 2002. Average gasoline prices increased from $35.84 per sales barrel for the third quarter of 2002 to $41.67 per sales barrel during the same period of 2003. Gasoline sales volumes increased 4,119 barrels per day during the three months ended September 30, 2003 compared to the comparable three months in 2002. Average diesel and jet fuel prices increased from $32.52 per sales barrel for the three months ended September 30, 2002 to $36.10 per sales barrel for the comparable period of 2003. Diesel sales volumes increased 5,697 barrels per day during the three months ended September 30, 2003 compared to the comparable three months in 2002. Yields of gasoline increased 6,235 barrels per day or 8%, from 79,779 barrels per day during the three months ended September 30, 2002 to 86,014 barrels per day during the 2003 comparable period. Yields of diesel and jet fuel increased 4,220 barrels per day or 8%, from 53,101 barrels per day during the three months ended September 30, 2002 to 57,321 barrels per day during the 2003 comparable period.

        Other revenues increased $2.3 million to a $471,000 profit in 2003 from a $1.8 million loss in 2002 due to a $186,000 profit from realized and unrealized futures trading net gains from positions to hedge inventory in 2003 compared to $2.1 million future trading net losses in 2002.

        Raw material, freight and other costs include crude oil and other raw materials utilized in the refining process, purchased products and blendstocks, freight costs for free-on-board (“FOB”) destination sales, as well as the impact of changes in inventory under FIFO inventory accounting. Raw material costs are impacted by changes in the price of crude oil. The average price of crude oil was higher in the three months ended September 30, 2003 than in the same period in 2002. For the three months ended September 30, 2003, we realized an increase in raw material, freight and other costs as a result of inventory losses of approximately $6.3 million pretax ($3.9 million after tax), comprised of a $4.5 million loss for the El Dorado refinery and a $1.8 million loss for the Cheyenne refinery). For the three months ended September 30, 2002 we realized a decrease in raw material, freight and other costs from inventory gains of approximately $9.4 million pretax ($5.8 million after tax), comprised of $3.1 million from the Cheyenne refinery and $6.3 million from the El Dorado refinery) because of increasing crude prices during the period. Raw material, freight and other costs of $502.7 million during the three months ending September 30, 2003 increased 19% (12% on a per sales barrel basis) or $78.6 million ($3.24 per sales barrel) when compared to the same period in 2002 primarily due to higher crude oil prices. The Cheyenne refinery raw material, freight and other costs of $28.93 per sales barrel increased 7% from $26.95 per sales barrel in 2002 due to higher crude oil prices. Our profitability at our Cheyenne refinery is impacted by the light/heavy crude spread. We benefited from the light/heavy spread averaging $6.00 per barrel in the third quarter of 2003 compared to only $3.95 per barrel in the comparable quarter of 2002. The heavy crude oil utilization rate at the Cheyenne refinery expressed as a percentage of total crude oil was 87% in 2003 compared to 91% in 2002. The El Dorado refinery raw material, freight and other costs of $31.85 per sales barrel increased 14% from $27.99 per sales barrel in 2002 due to higher crude oil prices. Our profitability at our El Dorado refinery is impacted by the WTI/WTS crude spread. The WTI/WTS spread increased from an average of $.97 per barrel in the third quarter of 2002 to $2.44 per barrel in the third quarter of 2003.

        Refinery operating expenses, excluding depreciation, include both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the refineries. Refinery operating expense, excluding depreciation, increased by $6.3 million (to $2.98 per sales barrel from $2.75 per sales barrel) during the three months ended September 30, 2003, when compared to the same period in 2002. Higher natural gas costs comprised approximately 74% of the per sales barrel refinery operating expense increase. The Cheyenne refinery operating expense, excluding depreciation, for the three months ended September 30, 2003 increased $2.0 million from the same period in 2002, and included a $755,000 increase in natural gas costs and a $863,000 increase in salaries and benefits from 2002 to 2003. The refinery operating expense, on a per sales barrel basis, at Cheyenne increased $0.23 to $2.76 per sales barrel in 2003. The El Dorado refinery operating expense, excluding depreciation, increased $4.2 million for the three months ended September 30, 2003 from the same period in 2002 due primarily to a $1.9 million increase in natural gas cost, a $824,000 million increase in salaries and benefits and a $548,000 increase in consulting and legal. Refinery operating expense at El Dorado increased to $3.09 per sales barrel for the three months ended September 30, 2003, compared to $2.86 per sales barrel in the same period in 2002.

        Selling and general expenses, excluding depreciation, increased $315,000 or 7% for the three months ended September 30, 2003 compared to the same period in 2002 because of $611,000 incurred for legal costs related to the Beverly Hills lawsuits and increased salaries offset by a $363,000 impairment loss in 2002 on an airplane to be sold, which sale was completed in the second quarter of 2003.

        “Merger termination and legal costs” of $4.0 million for the three months ended September 30, 2003 include transaction and legal costs associated with the termination of the anticipated merger and resulting lawsuit with Holly.

        Depreciation expense increased $177,000 or 3% in the 2003 three-month period as compared to the same period in 2002 because of increases in capital investments.

        The operating interest expense (excluding costs relating to the 8% Senior Notes issued and redeemed in connection with the merger) decreased by $419,000 for the three months ended September 30, 2003 compared to the same period in 2002 due to $229,000 less amortization of deferred finance costs and $156,000 more interest capitalized. Normal operating interest income decreased $211,000 from $471,000 for the three months ended September 30, 2002 to $260,000 in the three months ended September 30, 2003 due to less cash available to invest and lower interest rates. Average debt outstanding (excluding the 8% Senior Notes) during the three months ended September 30, decreased from $247 million in 2002 to $239 million in 2003. The 2003 “Merger financing termination costs, net,” was $14.2 million and included interest expense for the three months ended September 30, 2003, issue discount, financing issue costs and redemption premium, net of interest income of $351,000 earned on the escrow account, related to the 8% Senior Notes.

        The income tax provision for the three months ended September 30, 2003 was $2.9 million on pretax net income of $6.8 million (43.4% effective rate) due to one-time adjustments for permanent book versus tax differences related to 2002 and 2003 expenses and an increase in the income tax provision for the three months ended September 30, 2003 resulting from a correction of the 2002 tax provision. Our current estimated effective tax rate is 38.27%. Our effective income tax rate for the provision of income taxes for the three months ended September 30, 2002, of 58.5% was greater than our then current estimated statutory rate of 38.24% primarily due to one-time adjustments for permanent book versus tax differences and an increase in the state deferred income tax provision due to a revised estimate of state income tax apportionment factors during the third quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities for the nine months ended September 30, 2003 was $29.3 million compared to $7.1 million cash provided by operating activities for the nine months ended September 30, 2002. Working capital changes required net $1.7 million and $13.0 million of cash flows for the first nine months of 2003 and 2002, respectively. The major use of working capital during the nine months ended September 30, 2003 was an increase in inventory of $19.9 million due to an increase in inventory volumes and higher inventory values resulting from higher crude prices. The major source of working capital during the nine months ended September 30, 2003 was an increase in accrued liabilities of $14.6 million primarily due to accrued interest on the 8% Senior Notes.

        Cash spent on additions to property, plant and equipment in the first nine months of 2003 of $27.0 million increased $4.5 million from the first nine months in 2002. Capital expenditures of approximately $40 million are planned in 2003, which includes nearly $16.1 million for the low sulfur gasoline project at Cheyenne. The additional $23.9 million of capital expenditures includes approximately $12.1 million of sustaining capital (including safety, environmental and operational projects), $4.2 million of growth, strategic and profitability projects, $2.4 million of information technology projects and $2.9 million of small capital and other projects at both the Cheyenne and El Dorado refineries. During the first nine months of 2002, we also paid the $7.5 million El Dorado earn-out payment based on 2001 results of operations. No El Dorado earn-out payment will be made in 2003, as none was earned based on the 2002 results of operations.

        On May 29, 2003 we announced that we had entered into an amended and restated revolving credit facility with a group of banks led by Union Bank of California and BNP Paribas. Commitments under the new working capital facility are $175 million with cash advances limited to a maximum of $125 million, subject to borrowing base amounts. Any unutilized capacity after cash borrowings is available for letters of credit. The facility includes reduced interest rate spreads and letter of credit fees. In addition, a new financial covenant package is based on consolidated parent financials (as opposed to subsidiary level financials) and facilitates intra-company funds flows. We were in compliance at September 30, 2003 with the financial covenants of our new revolving credit facility. At September 30, 2003, we had borrowings of $16.8 million and outstanding letters of credit of $35.4 million under our revolving credit facility, and approximately $75.6 million borrowing base availability remaining for additional borrowings under our revolving credit facility. We had $106.6 million of cash and cash equivalents and working capital of $103.0 million at September 30, 2003.

        During the first nine months of 2003 we have not purchased any additional common stock under our previously announced stock repurchase programs authorized by our Board of Directors to purchase up to six million shares; however, we did acquire 24,825 shares of stock from employees to cover their withholding taxes on shares of restricted stock which vested in March. Through December 2002, 4,367,366 shares of common stock had been purchased under the stock repurchase programs.

        Dividends of $3.9 million were paid to shareholders during the first nine months of 2003. These dividends of $0.05 per share were declared in December 2002, March 2003 and June 2003 and were paid on January 13, 2003, April 14, 2003, and July 14, 2003, respectively. Our Board of Directors also declared dividends in September 2003 of $0.05 per share, which were paid on October 13, 2003 to shareholders of record on September 26, 2003. The cash required for this dividend was approximately $1.3 million and was accrued as of September 30, 2003.

        On April 17, 2003, we received the net proceeds from a private placement of $220 million of 8% senior notes (“Senior Notes”) due April 15, 2013. The net proceeds of the Senior Notes were to be used, together with other available funds, to finance the cash portion of the Holly merger, to pay related fees and expenses and to refinance or pay off existing Holly indebtedness. The Senior Notes were issued at 99.156% of principal amount and were issued by Frontier Escrow Corporation, a newly formed, wholly-owned, direct subsidiary of Frontier that was created solely to issue the Senior Notes and to merge with and into Frontier Oil Corporation upon consummation of the Holly merger. Pending consummation of the Holly merger, the net proceeds of the offering, along with other amounts contributed by us, were placed in an escrow account. The amounts in this escrow account are reflected as restricted cash and the Senior Notes are reflected as a current liability on our September 30, 2003 balance sheet. We were required, pursuant to terms of the indenture, to redeem the 8% Senior Notes if the merger with Holly was not consummated by October 31, 2003. Because the merger agreement has been terminated, we redeemed the Senior Notes on October 10, 2003 at a price equal to 101% of the aggregate principal amount of the Senior Notes plus accrued interest. Financing costs, net of interest income earned on the escrow account, related to the Senior Notes were $17.6 million during the nine months ended September 30, 2003 and included interest expense, issue discount, financing issue costs and redemption premium.

                                      REFINING OPERATING STATISTICAL INFORMATION

Consolidated:

                                                                 Nine Months Ended        Three Months Ended
                                                                    September 30,            September 30
                                                               ---------------------    ----------------------
                                                                2003          2002         2003          2002
                                                              --------      --------     --------      -------
Charges (bpd) (1)
     Light crude                                                 30,451       37,037       31,295       48,083
     Heavy and intermediate crude                               116,128      109,520      127,589      102,972
     Other feed and blend stocks                                 18,806       17,749       18,480       19,336
                                                              ---------    ---------    ---------    ---------
         Total                                                  165,385      164,306      177,364      170,391

Manufactured product yields (bpd) (2)
     Gasoline                                                    81,936       81,303       86,014       79,779
     Diesel and jet fuel                                         53,188       52,861       57,321       53,101
     Asphalt                                                      7,534        7,341        9,202        8,730
     Chemicals (3)                                                  811          189          835          599
     Other                                                       17,661       19,346       18,091       25,924
                                                              ---------    ---------    ---------    ---------
         Total                                                  161,130      161,040      171,463      168,133

Total product sales (bpd)
     Gasoline                                                    88,313       88,770       92,383       88,264
     Diesel and jet fuel                                         53,702       53,105       58,963       53,266
     Asphalt                                                      7,807        7,755       10,557       10,756
     Chemicals (3)                                                  811          283          835          379
     Other                                                       13,835       13,466       14,176       14,085
                                                              ---------    ---------    ---------    ---------
         Total                                                  164,468      163,379      176,914      166,750

Refinery operating margin information (per sales bbl)
     Refined products revenue                                  $  36.20    $   28.76    $   36.51    $   31.84
     Raw material, freight and other costs
       (FIFO inventory accounting)                                31.21        24.69        30.89        27.65
     Refinery operating expenses, excl depreciation                3.32         2.94         2.98         2.75
     Refinery depreciation                                          .47          .45          .42          .45

Average West Texas Intermediate
     crude oil price at Cushing, OK                            $  32.04    $   25.39    $   31.03    $   28.52

Average sales price (per sales bbl)
     Gasoline                                                  $  40.46    $   32.38    $   41.67    $   35.84
     Diesel and jet fuel                                          36.72        28.83        36.10        32.52
     Asphalt                                                      24.64        21.19        25.53        22.97
     Chemicals (3)                                                53.97        42.25        48.05        48.94
     Other                                                        12.47         8.72        12.15        10.51
(1)	Charges are the quantity of crude oil and other feedstocks processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units.
(3)	During the first quarter of 2002, the process of shutting down the petro-chemical complex at El Dorado began and we discontinued the production of phenol and acetone and began producing and selling benzene.

                                  REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:

                                                                 Nine Months Ended        Three Months Ended
                                                                   September 30,             September 30,
                                                               ---------------------     ---------------------
                                                                2003          2002         2003          2002
                                                              --------      --------     --------      -------
Charges (bpd) (1)
     Light crude                                                  5,226        3,889        6,235        4,082
     Heavy crude                                                 40,299       36,845       41,902       40,292
     Other feed and blend stocks                                  5,688        4,601        5,703        5,570
                                                              ---------    ---------    ---------    ---------
         Total                                                   51,213       45,335       53,840       49,944

Manufactured product yields (bpd) (2)
     Gasoline                                                    20,226       17,416       20,588       19,962
     Diesel                                                      15,159       12,952       15,797       13,326
     Asphalt                                                      7,534        7,341        9,202        8,730
     Other                                                        6,658        6,252        6,263        6,780
                                                              ---------    ---------    ---------    ---------
         Total                                                   49,577       43,961       51,850       48,798

Total product sales (bpd)
     Gasoline                                                    26,381       23,731       27,143       26,220
     Diesel                                                      15,228       12,979       15,847       13,414
     Asphalt                                                      7,807        7,755       10,557       10,756
     Other                                                        4,613        4,206        4,901        4,524
                                                              ---------    ---------    ---------    ---------
         Total                                                   54,029       48,671       58,448       54,914

Refinery operating margin information (per sales bbl)
     Refined products revenue                                  $  35.88    $   28.97    $   35.80    $   31.74
     Raw material, freight and other costs
       (FIFO inventory accounting)                                29.68        24.44        28.93        26.95
     Refinery operating expenses, excl depreciation                2.99         3.11         2.76         2.53
     Refinery depreciation                                          .79          .83          .72          .77

Average light/heavy crude spread based on
     delivered crude costs (per bbl) (3)                       $   5.92    $    3.74    $    6.00    $    3.95

Average sales price (per sales bbl)
     Gasoline                                                  $  42.31    $   34.57    $   43.38    $   38.06
     Diesel                                                       38.81        30.63        38.19        34.41
     Asphalt                                                      24.64        21.19        25.53        22.97
     Other                                                         8.51         6.65         8.15         8.30
(1)	Charges are the quantity of crude oil and other feedstocks processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units.
(3)	Average light/heavy spread is the discount at which heavy crude oil (gravity is low) sells compared to the sales price of light crude oil (gravity is high).

                                    REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:

                                                                 Nine Months Ended        Three Months Ended
                                                                   September 30,             September 30,
                                                              ----------------------    ----------------------
                                                                2003          2002        2003           2002
                                                              --------      --------    --------       -------
Charges (bpd) (1)
     Light crude                                                 25,225       33,148       25,061       44,001
     Heavy and intermediate crude                                75,829       72,675       85,687       62,680
     Other feed and blend stocks                                 13,118       13,148       12,777       13,767
                                                              ---------    ---------    ---------    ---------
         Total                                                  114,172      118,971      123,525    120,448

Manufactured product yields (bpd) (2)
     Gasoline                                                    61,710       63,886       65,426       59,817
     Diesel and jet fuel                                         38,029       39,909       41,524       39,774
     Chemicals (3)                                                  811          189          835          599
     Other                                                       11,003       13,095       11,828       19,144
                                                              ---------    ---------    ---------    ---------
         Total                                                  111,553      117,079      119,613      119,334

Total product sales (bpd)
     Gasoline                                                    61,932       65,039       65,240       62,044
     Diesel and jet fuel                                         38,473       40,126       43,115       39,852
     Chemicals (3)                                                  811          283          835          379
     Other                                                        9,222        9,260        9,276        9,561
                                                              ---------    ---------    ---------    ---------
         Total                                                  110,438      114,708      118,466      111,836

Refinery operating margin information (per sales bbl)
     Refined products revenues                                 $  36.36    $   28.67    $   36.87    $   31.89
     Raw material, freight and other costs
       (FIFO inventory accounting)                                31.96        24.80        31.85        27.99
     Refinery operating expenses, excl depreciation                3.48         2.86         3.09         2.86
     Refinery depreciation                                          .31          .29          .28          .29

WTI/WTS crude spread (per bbl) (4)                             $   2.67    $    1.24    $    2.44    $     .97

Average sales price (per sales bbl)
     Gasoline                                                  $  39.68    $   31.59    $   40.96    $   34.90
     Diesel and jet fuel                                          35.90        28.24        35.33        31.92
     Chemicals (3)                                                53.97        42.25        48.05        48.94
     Other                                                        14.45         9.65        14.26        11.55
(1)	Charges are the quantity of crude oil and other feedstocks processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units.
(3)	During the first quarter of 2002, the process of shutting down the petro-chemical complex at El Dorado began and we discontinued the production of phenol and acetone and began producing and selling benzene.
(4)	Average differential between benchmark West Texas intermediate (sweet) crude oil priced at Cushing, Oklahoma and West Texas sour crude oil priced at Midland, Texas.

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

        Other revenues for the nine months ended September 30, 2003 include $1.2 million realized and unrealized net gains on derivative contracts accounted for using mark-to-market accounting and $20,000 net realized gains for the ineffective portion of crude oil hedges. Other revenues for the nine months ended September 30, 2002 included $1.2 million realized net gains on the ineffective portion of fair value hedges on crude oil cargos and $2.6 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended September 30, 2003 includes $186,000 realized and unrealized net gains on derivative contracts accounted for using mark-to-market accounting while other revenues for the three months ended September 30, 2002 included $2.1 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting The ineffective portion of foreign crude oil hedges arises primarily from changes in the shape of the forward futures price curve.

        At September 30, 2003 we had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are being reflected in other revenues:

•	Derivative contracts on 398,000 barrels of crude oil to hedge normal butane inventory expected to be utilized at the El Dorado refinery between October 2003 and December 2003. These open contracts have total net unrealized gains at September 30, 2003 of approximately $58,000. During the nine months ended September 30, 2003 the Company realized net losses of approximately $524,000 on closed out contracts to hedge butane inventory.

•	Derivative contracts on 15,000 barrels of crude oil to hedge gas oil inventory at the Cheyenne refinery. These open contracts have unrealized gains at September 30, 2003 of approximately $17,000. During the nine months ended September 30, 2003 the Company realized net losses of approximately $26,000 on closed out contracts to hedge gas oil inventory at Cheyenne.

        We had no open derivative contracts at September 30, 2003 being accounted for as hedges. During the nine months ended September 30, 2003, we had the following derivatives that were appropriately designated and accounted for as hedges:

•	Natural Gas Collars. Price swaps on natural gas for the purpose of hedging against natural gas price increases for February and March 2003 for approximately 100% of the El Dorado refinery’s anticipated usage and which are accounted for as cash flow hedges. The February group of contracts to hedge natural gas costs were for 700,000 MMBTU and expired with no gain or loss. The March group of contracts to hedge natural gas totaled 720,000 MMBTU and the Company realized a $1.7 million gain which reduced our refining operating expenses in March.

•	Crude Contracts. In January 2003, we had derivative contracts on 200,000 barrels of crude oil to hedge Canadian crude costs for the Cheyenne refinery which were accounted as fair value hedges. A $13,000 loss was realized on these positions, of which $31,000 increased crude costs and $18,000 income was reflected in other revenues for the ineffective portion of this hedge. In May 2003, we closed out derivative contracts we had purchased in April 2003 on 675,000 barrels of crude oil to hedge two foreign crude cargos purchased for the El Dorado refinery. A $13,000 gain was realized on these positions, of which $11,000 reduced crude costs and $2,000 was reflected in other revenues for the ineffective portion of these hedges.

        Interest Rate Risk. Borrowings under our revolving credit facility bear a current market rate of interest. Our approximately $39.5 million principal of outstanding 9-1/8% Senior Notes, due 2006, and our approximately $170.5 million principal of 11¾% Senior Notes outstanding, due 2009, have fixed interest rates. Accordingly, our long-term debt is not exposed to cash flow risk from interest rate changes; however, our long-term debt is exposed to fair value risk. The estimated fair value of the 9-1/8% Senior Notes at September 30, 2003 was $40.3 million and the estimated fair value of the 11¾% Senior Notes was $185.8 million.

ITEM 4. CONTROLS AND PROCEDURES

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Executive Vice President - Finance & Administration, Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chairman of the Board, President and Chief Executive Officer and our Executive Vice President - Finance & Administration, Chief Financial Officer, concluded that our disclosure controls and procedures are effective.

        During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings -

        Beverly Hills Lawsuits. A Frontier subsidiary, Wainoco Oil & Gas Company, owned and operated an interest in an oil field in the Los Angeles, California metropolitan area from 1985 to 1995. The production facilities for that interest in the oil field are located at the campus of the Beverly Hills High School. In April 2003, a law firm began filing claims with the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from the oil field or the production facilities caused cancers or various other health problems in those individuals. Wainoco Oil & Gas Company and Frontier are defendants in three pending lawsuits relating to some of those claims; other defendants include the Beverly Hills Unified School District, the City of Beverly Hills, ten other oil and gas companies, two additional companies involved in owning or operating a power plant adjacent to the Beverly Hills High School and three of their related parent companies. The lawsuits include claims for personal injury, wrongful death, loss of consortium and/or fear of contracting diseases, and also ask for punitive damages. No dollar amounts of damages have been specified in any of the lawsuits. The three pending lawsuits have been formally related to one another and have been transferred to a judge on the complex civil litigation panel in the Superior Court of the State of California for the County of Los Angeles.
        The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. We believe that our subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills high school students, school employees or area residents. Nevertheless, as a matter of prudent risk management, we have recently purchased insurance from an insurance company with an A.M. Best rating of A++ (Superior) covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date. The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity. The policy covers defense costs, and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million in the coverage between $40 million and $120 million. In October 2003, we paid $6.25 million to the insurance company (which includes indemnity premium of $5.75 million and a $500,000 administration fee) and have funded with the insurance company a Commutation Account of approximately $19.5 million, from which the insurance company will fund the first costs under the policy including, but not limited to, the costs of defense of the claims. We have the right to terminate the policy at any time after the first year and prior to September 30, 2008, receive back up to $4.3 million of return premium, the dollar amount which declines over time, plus, any unspent balance in the Commutation Account plus accumulated interest. While the policy is in effect, the insurance company will manage the defense of the claims. We are also seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period.
        We believe that neither the claims that have been made, the three pending lawsuits, nor other potential future litigation by which similar or related claims may be asserted against Frontier or its subsidiary will result in any material liability or have any material adverse effect upon Frontier.

        Holly Lawsuit. On August 20, 2003, we announced that Holly Corporation had advised us that Holly was not willing to proceed with our previously announced March 30, 2003 merger agreement on the agreed terms. As a result, we filed suit for damages in the Delaware Court of Chancery. On September 2, 2003, Holly Corporation filed an answer and counterclaims, denying our claims, asserting that Frontier repudiated the merger agreement by filing the Delaware lawsuit, and claiming among other things that the Beverly Hills, California litigation caused the Company to be in breach of its representations and warranties in the merger agreement. Frontier has denied all of Holly’s counterclaims. The Delaware Court of Chancery has scheduled the suit and Holly’s counterclaims for trial in early December 2003.

ITEM 2.	Changes in Securities - There have been no changes in the constituent instruments defining the rights of the holders of any class of registered securities during the current quarter.
ITEM 3.	Defaults Upon Senior Securities - None.
ITEM 4.	Submission of Matters to a Vote of Security Holders - None.
ITEM 5.	Other Information - None.
ITEM 6.	Exhibits and Reports on Form 8-K -

(a) Exhibits

31.1 – Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2 – Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

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

A report on Form 8-K dated and filed August 20, 2003, File Number 001-07627 included Item 5 for the reporting of Other Events and Item 7 for an exhibit of a press release regarding Frontier filing suit against Holly Corporation for anticipatory repudiation of the merger agreement.

A report on Form 8-K dated October 30, 2003 and filed October 31, 2003, File Number 001-07627 regarding a press release announcing the Company’s third quarter results.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER OIL CORPORATION

By:	/s/ Nancy J. Zupan –––––––––––––––––––– Nancy J. Zupan Vice President - Controller (principal accounting officer)

Date: October 31, 2003