Form 10-K
period 2003-12-31
FRONTIER OIL CORP /NEW/
filed 2004-03-09
CIK 110430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: December 31, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from . . . .to . . . .

Commission File Number: 1-7627

FRONTIER OIL CORPORATION
(Exact name of registrant as specified in its charter)

Wyoming	74-1895085
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10000 Memorial Drive, Suite 600	77024-3411
Houston, Texas	(Zip Code)
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

Yes [X]   No . . .

Indicate by check mark if disclosure of delinquent filers pursuant to rule 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [X]   No . . .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2003 was $340.8 million.

The number of shares of common stock outstanding as of March 1, 2004 was 26,527,840.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2003 are incorporated by reference into Item 1 of Part I and Items 6 through 8 of Part II.

Portions of the Annual Proxy Statement for the registrant’s 2004 annual meeting of shareholders are incorporated by reference into Items 10 through 14 of Part III.

FORWARD-LOOKING STATEMENTS

        This Form 10-K contains “forward-looking statements,” as defined by the Securities and Exchange Commission. Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

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

Overview

        We are an independent energy company engaged in crude oil refining and the wholesale marketing of refined petroleum products. We operate refineries (the “Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a total annual average crude oil capacity of 156,000 barrels per day. Both of our refineries are complex refineries, which means that they can process heavier, less expensive types of crude oil and still produce a high percentage of gasoline, diesel fuel and other high margin refined products. We focus our marketing efforts in the Rocky Mountain region and the Plains States, which we believe are among the most attractive refined products markets in the United States. The operations of refining and marketing of petroleum products are considered part of one reporting segment.

        Cheyenne Refinery. Our Cheyenne Refinery has a permitted crude capacity of 46,000 barrels per day. We market its refined products primarily in the eastern slope of the Rocky Mountain region, which encompasses eastern Colorado (including the Denver metropolitan area), eastern Wyoming and western Nebraska. The Cheyenne Refinery has a coking unit, which allows the refinery to process up to 100% heavy crude oil for use as a feedstock. The ability to process heavy crude oil lowers our crude oil supply costs because heavy crude oil is generally less expensive than lighter types of crude oil. For the year ended December 31, 2003, heavy crude oil constituted approximately 88% of the Cheyenne Refinery’s total crude oil charge. For the year ended December 31, 2003, the Cheyenne Refinery’s yielded product mix included gasoline (41%), diesel fuel (30%) and asphalt and other refined petroleum products (29%).

        El Dorado Refinery. The El Dorado Refinery, acquired on November 16, 1999 from Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”), is one of the largest refineries in the Plains States and the Rocky Mountain region with a crude capacity of 110,000 barrels per day. The El Dorado Refinery can select from many different types of crude oil because of its direct access to Cushing, Oklahoma, which is connected by pipeline to the Gulf Coast. This access, combined with the El Dorado Refinery’s complexity, gives it the flexibility to refine a wide variety of crude oils. In connection with our acquisition of the El Dorado Refinery in late 1999, we entered into a 15-year refined product offtake agreement for gasoline and diesel production at this refinery with Equiva Trading Company (“Equiva”), an affiliate of Shell Oil Company. In 2002 Equiva assigned this offtake agreement to Shell. Shell will also continue to purchase all jet fuel production until the end of the product offtake agreement. The offtake agreement allowed us to maximize the operating efficiency of the El Dorado Refinery during the initial years. As our commitments to Shell under the refined product offtake agreement decline over the first ten years, we intend to market an increasing portion of the El Dorado Refinery’s gasoline and diesel in the same markets in which Shell currently sells the El Dorado Refinery’s production, primarily in Denver and throughout the Midwest. For the year ended December 31, 2003, the El Dorado Refinery’s yielded product mix included gasoline (56%), diesel and jet fuel (34%) and chemicals and other refined petroleum products (10%).

Refining Operations

        Varieties of Crude Oil. Traditionally, crude oil has been classified as (1) sweet (low sulfur content) or sour (high sulfur content), (2) light (high gravity) or heavy (low gravity) and (3) intermediate (if gravity or sulfur content is in between). For the most part, heavy crude oil tends to be sour and light crude oil tends to be sweet. When refined, light crude oil produces a higher yield of higher margin refined products such as gasoline, diesel and jet fuel and as a result, is more expensive than heavy crude oil. In contrast, heavy crude oil produces more low margin by-products and heavy residual oils. The discount at which heavy crude oil sells compared to the sales price of light crude oil is known in the industry as the light/heavy spread or differential. Coking units, such as the ones used by our refineries, can process certain by-products and heavy residual oils to produce additional volumes of gasoline and diesel, thus increasing the aggregate yield of higher margin refined products from the same initial volume of crude oil.

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

         Marketing and Distribution.

        Cheyenne Refinery. The primary market for the Cheyenne Refinery’s refined products is the eastern slope area of the Rocky Mountain region (“eastern slope”), which includes Colorado and Wyoming. For the year ended December 31, 2003, we sold approximately 81% of the Cheyenne Refinery’s gasoline sales volumes in Colorado and 7% in Wyoming. For the year ended December 31, 2003, we sold approximately 35% of the Cheyenne Refinery’s diesel sales volumes in Colorado and 52% in Wyoming. Because of the location of the Cheyenne Refinery, we are able to sell a significant portion of its diesel product from a truck rack at the refinery, eliminating any transportation costs. The gasoline and remaining diesel produced by this refinery are primarily shipped via pipeline to terminals for distribution by truck or rail. Pipeline shipments from the Cheyenne Refinery are handled mainly by the Kaneb pipeline, serving Denver and Colorado Springs, Colorado, and the Continental pipeline, serving Sidney, Nebraska.

        We sell refined products from our Cheyenne Refinery to a broad base of independent retailers, jobbers and major oil companies. Refined product prices are determined by local market conditions at distribution centers known as “terminal racks.” The customer at a terminal rack typically supplies his own truck transportation. Prices at the terminal rack are posted daily by sellers. In the year ended December 31, 2003, approximately 77% of the Cheyenne Refinery’s sales were made to its 25 largest customers. Occasionally marketing volumes exceed the refinery’s production, and in those instances we purchase product in the spot market as needed.

        El Dorado Refinery. The primary markets for the El Dorado Refinery’s refined products are Colorado and the Plains States, which include the Kansas City metropolitan area. The gasoline, diesel and jet fuel produced by the El Dorado Refinery are primarily shipped via pipeline to terminals for distribution by truck or rail. Pipeline shipments from the El Dorado Refinery are handled mainly by the Kaneb pipeline serving the northern Plains States, the Chase pipeline serving Denver, Colorado; the Magellan pipeline serving Kansas City and Carthage, Missouri and Des Moines, Iowa; and the KCPL pipeline, serving Kansas City.

        In connection with our late 1999 acquisition of this refinery we entered into a 15-year refined product offtake agreement with Shell, as previously discussed. For the year ended December 31, 2003, Shell was the El Dorado Refinery’s largest customer. Under the agreement, Shell purchases gasoline, diesel and jet fuel produced by the El Dorado Refinery at market-based prices. Initially in 1999, Shell purchased all of the El Dorado Refinery’s production of these products. Beginning in 2000, we retained and marketed a portion of the refinery’s gasoline and diesel production. The retained portion will increase 5,000 barrels per day each year for ten years, beginning at 5,000 barrels per day in 2000 rising to 50,000 barrels per day in 2009 and remaining at that level through the term of the agreement. Shell will also continue to purchase all jet fuel production for the remainder of the original 15-year product offtake agreement term. The agreement allows us to focus on maximizing the operating efficiency of our El Dorado Refinery during these years. As our sales to Shell under this agreement decrease, we intend to sell the gasoline and diesel produced by the El Dorado Refinery in the same markets as Shell currently does, as described above.

         Competition.

        Cheyenne Refinery. The most competitive market for the Cheyenne Refinery is the Denver metropolitan area. Other than the Cheyenne Refinery, four principal refineries serve the Denver market: a 65,000 barrel per day refinery near Rawlins, Wyoming and a 22,000 barrel per day refinery in Casper, Wyoming, both owned by Sinclair Oil Company (“Sinclair”); a 28,000 barrel per day refinery in Denver owned by Valero Energy Corporation (“Valero”); and a 58,000 barrel per day refinery in Denver owned by Suncor Energy (U.S.A.) (“Suncor”). Five product pipelines also supply Denver, including three from outside the region that enable refined products from other regions to be sold in the Denver market. Refined products shipped from other regions bear the burden of higher transportation costs.

        The Valero and Suncor refineries located in Denver have lower product transportation costs in serving the Denver market than we do. However, the Cheyenne Refinery has lower crude oil transportation costs because of its proximity to the Guernsey, Wyoming hub, the major crude oil pipeline hub in the Rocky Mountain region, and our ownership interest in the Centennial pipeline, which runs from Guernsey to the Cheyenne Refinery. Moreover, unlike Sinclair, Valero and Suncor, we only sell our products to the wholesale market. We believe that this commitment to the wholesale market gives us a customer relations advantage over our principal competitors in the eastern slope area, all of which also have retail outlets, because we are not in direct competition with independent retailers of gasoline and diesel.

        El Dorado Refinery. The El Dorado Refinery faces competition from other Plains States and mid continent refiners, but the principal competitors for the El Dorado Refinery are Gulf Coast refiners. Although our Gulf Coast competitors typically have lower production costs because of their size (economies of scale) than the El Dorado Refinery, we believe that our competitors’ higher refined product transportation costs allow the El Dorado Refinery to compete effectively with these refineries in the Plains States and Rocky Mountain region. The Plains States and mid continent regions are also supplied by three product pipelines that originate from the Gulf Coast.

         Crude Oil Supply.

        Cheyenne Refinery. In the year ended December 31, 2003, we obtained approximately 34% of the Cheyenne Refinery’s crude oil charge from Wyoming, 54% from Canada and 12% from Colorado. During the same period, heavy crude oil constituted approximately 88% of the Cheyenne Refinery’s total crude oil charge. Cheyenne is 88 miles southwest of Guernsey, Wyoming, the main hub and crude oil trading center for the Rocky Mountain region. During the past couple of years additional heavy crude oil storage capacity has been added at Guernsey. We transport up to 25,000 barrels per day of crude oil from Guernsey to the Cheyenne Refinery through the Centennial pipeline. Additional crude oil volumes are transported on an alternative common carrier pipeline. Ample quantities of heavy crude oil are available at Guernsey, including both locally produced Wyoming general sour and imported Canadian heavy crude oil, which is supplied by the Express pipeline system and the eastern corridor pipeline system including the Wascana, Poplar and Butte pipelines. The Cheyenne Refinery’s ability to process up to 100% heavy crude oil feedstocks gives us a distinct advantage over the four other Eastern Slope refineries, none of which has the necessary upgrading capacity to process high volumes of heavy crude oil.

        We purchase crude oil for the Cheyenne Refinery from a number of suppliers, including major oil companies, marketing companies and large and small independent producers under arrangements which contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year and are subject to periodic renegotiation. In October 2002, we entered into a five-year crude oil supply agreement with Baytex Energy Ltd., a Canadian crude oil producer. On November 28, 2002 Baytex Energy Ltd. assigned this agreement to its wholly owned subsidiary, Baytex Marketing Ltd. This agreement, effective January 1, 2003, provides for the purchase of up to 20,000 barrels per day of a Lloydminster crude oil blend, a heavy Canadian crude. Initially, we received 9,000 barrels per day, increasing to 20,000 barrels per day by October 2003. This type of crude oil typically sells at a discount to lighter crude oils. Our price for crude oil under the agreement will be equal to 71% of the simple average of the near month settlement prices of the NYMEX light sweet crude oil contracts during the month of delivery, plus the cost of transportation based on the Express Pipeline tariff from Hardisty, Alberta to Guernsey, Wyoming, less $0.25 per barrel. The initial term of the agreement is through December 31, 2007. This agreement provides a firm source of heavy Canadian crude and also assigns a portion of our dedicated capacity through the Express Pipeline.

        El Dorado Refinery. In the year ended December 31, 2003, we obtained approximately 73% of the El Dorado Refinery’s crude oil charge from Texas, 19% from Kansas, 3% from the North Sea, and 5% from other sources. El Dorado is 125 miles north of Cushing, Oklahoma, the location of a major crude oil hub. The Cushing hub is supplied by the Seaway pipeline, which runs from the Gulf Coast; the Basin pipeline, which runs through Wichita Falls from West Texas; and the Mobil pipeline, which originates at the Gulf Coast and connects to the Basin pipeline at Wichita Falls. The Osage pipeline runs from Cushing to El Dorado and transported approximately 81% of our crude oil charge during the year ended December 31, 2003. The remainder of our crude oil charge is transported to the El Dorado Refinery through Kansas gathering system pipelines.

        Refinery Maintenance. Each of the operating units at our refineries requires regular maintenance and repair shutdowns (referred to as “turnarounds”) during which the unit is not in operation. Turnaround cycles vary for different units but are generally required every one to five years. In general, turnarounds at our refineries are managed so that some units continue to operate while others are down for scheduled maintenance. We also plan to coordinate operations by staggering turnarounds at the two refineries. Maintenance turnarounds are implemented using our regular personnel as well as additional contract labor. Turnaround work typically proceeds on a continuous 24-hour basis to minimize unit downtime. We accrue for our turnaround costs. We normally schedule our maintenance turnaround work during the spring or fall of each year. When we perform a turnaround we may build product inventories prior to the turnaround to minimize the impact of the turnaround on our sales of refined products. We have major turnaround work scheduled on the Alky unit at our El Dorado Refinery during March 2004. Turnaround work was performed on our sulfur and hydrotreating units at our Cheyenne Refinery in February 2004.

        Safety and Lost Time Accidents. We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state occupational safety statutes. We believe that we have operated in substantial compliance with OSHA requirements, including general industry standards, record keeping and reporting, hazard communication and process safety management. The nature of our business may result from time to time in industrial accidents. It is possible that changes in safety and health regulations or a finding of non-compliance with current regulations could result in additional capital expenditures or operating expenses.

        Both refineries reduced their OSHA recordable rates during 2003. The Cheyenne Refinery reduced its OSHA recordable rate from 4.03 in 2002 to 1.38 for 2003. For the dramatic improvement in safety, the personnel at Cheyenne will be awarded three safety awards by the National Petrochemical and Refiners Association and three additional awards by the National Safety Council. The behavioral safety program initiated in 2000, the Safety Training Observation Program started in 2002, and the supervisor’s safety training program added in 2003 have established a very positive safety trend at the Cheyenne Refinery. We believe that the combination of the behavioral safety program with the management driven safety programs has made very positive changes in the safety culture of the entire workforce at the Cheyenne Refinery. Frontier is determined not only to sustain its safety, but also to push for additional progress in the safety record at the Cheyenne Refinery as we continue to devote additional resources to operate our safety programs.

        The El Dorado Refinery also improved its safety record last year from an OSHA recordable rate of 2.45 in 2002 to 1.91 for 2003. While the El Dorado Refinery is still slightly above the national average of 1.4, the employees and management continue to dedicate their efforts to a balanced safety program that combines individual behavioral elements in a safety-coaching environment with very structured management driven programs to improve the safety of the facility and operating procedures. The objective is a safe working environment for employees who know how to work safely. Management is confident that the appropriate safety programs are in place and are supported by the employees to continue improving the safety at the El Dorado Refinery in 2004.

Government Regulation

        Environmental Matters. Our refining and marketing operations are subject to a variety of federal, state and local health and environmental laws and regulations governing product specifications, the discharge of pollutants into the air and water, and the generation, treatment, storage, transportation and disposal of solid and hazardous waste and materials. Numerous permits with varying terms of duration are required for the operation of our refineries, and these permits are subject to revocation, expiration, modification and renewal. Timely application for new permits and/or renewal of existing permits is undertaken as necessary to maintain compliance with applicable permitting requirements. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to injunctions, civil fines and even criminal penalties. We believe that each of our refineries has obtained all necessary permits and is in substantial overall compliance with such permits, and other applicable existing environmental laws and regulations.

        Rules and regulations implementing federal, state and local laws relating to health and the environment will continue to affect our operations, and we cannot predict what additional environmental legislation or regulations will be enacted or become effective in the future, or how existing or future laws or regulations will be administered or interpreted with respect to products or activities to which they have not been applied previously. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of regulatory agencies, could have a materially adverse effect on our financial position and results of operations as well as the refining industry in general, and may result in substantial expenditures for the installation and operation of pollution control or other environmental systems and equipment.

        Our operations and many of the products we manufacture are specifically subject to certain requirements of the Clean Air Act (“CAA”) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at our refineries during the next several years. Subsequent rule making authorized by the CAA or similar laws or new agency interpretations of existing rules may necessitate additional expenditures in future years. The Environmental Protection Agency (“EPA”) recently embarked on a Petroleum Refining Initiative (“Initiative”) alleging industry-wide noncompliance with certain longstanding rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. We have been contacted by the EPA and invited to meet with them to hear more about the Initiative. At this time, we do not know how or if the Initiative will affect the Company. We have, however, in recognition of the EPA’s reinterpretation of certain regulatory requirements associated with the Initiative, recently determined that over the next three years, expenditures totaling approximately $10 million may be necessary to further reduce emissions from our refineries’ flare systems. This determination resulted from internal compliance audits initiated by the Company and subsequently shared with the corresponding state regulatory agencies under the provisions of state audit privilege statutes. Both the Kansas Department of Health and Environment (“KDHE”) and the Wyoming Department of Environmental Quality (“WDEQ”) have expressed their preference to enter into consent decrees with the Company to settle these and certain other compliance matters. The provisions of a KDHE Order have not yet been proposed. The WDEQ has informally suggested that it will be seeking injunctive relief and a penalty in the $600,000 range, an amount that is subject to potential negotiation and may largely be off-set by Supplemental Environmental Projects. We have accrued $317,000 as of December 31, 2003 to cover the estimated cash portion of the possible penalty. Because other refineries will likely be required to make similar expenditures, we do not expect such expenditures to materially adversely impact our competitive position.

        On December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The EPA believes such limits are necessary to protect new automobile emission control systems that may be inhibited by sulfur in the fuel. The new regulations require the phase-in of gasoline sulfur standards beginning in 2004 and continuing through 2008, with special provisions for refiners serving those Western states exhibiting lesser air quality problems and for small business refiners, such as Frontier. Since Frontier qualifies as a small business refiner by having 1,500 or fewer employees and a capacity of less than 155,000 barrels per day during the specified pre-2001 baseline years, the Cheyenne and El Dorado Refineries may comply with an interim gasoline sulfur standard in 2004 that is based on historic gasoline sulfur levels rather than having to meet the much stricter standard that will be applied to the general industry. Depending on the deadline we choose to comply with the new diesel sulfur limit (see discussion below), we will then have between four and seven additional years to reduce our gasoline sulfur content of our Refineries to the national standard. The total capital expenditures estimated, as of December 31, 2003, to achieve the final gasoline sulfur standard are approximately $35 million at the Cheyenne Refinery and approximately $44 million at the El Dorado Refinery. The $35 million at Cheyenne includes over $28 million already incurred (on an accrual basis) through December 31, 2003 to meet the interim standard in 2004.

        The EPA recently promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006 to 15 parts per million (“ppm”). The current standard is 500 ppm. As a small business refiner, Frontier may choose to comply with the 2006 program and extend our interim gasoline standard by three years (until 2011) or delay the diesel standard by four years (until 2010) and keep our original gasoline sulfur program timing. Although still under deliberation, it is now likely that Frontier will choose to comply with the 15 ppm highway diesel sulfur standard by June 2006 and extend our small refiner interim gasoline sulfur standards at each of our facilities until 2011. To satisfy a regulatory requirement necessary for the preservation of this compliance option we have submitted an application for a highway diesel volumetric baseline to the EPA. As of December 31, 2003, the minimum capital costs for diesel desulfurization are estimated to be approximately $13 million for the Cheyenne Refinery and between $60 million and $90 million for the El Dorado Refinery. The final cost for the El Dorado Refinery will be dependent on whether we choose to meet only the ultra low sulfur diesel requirement or decide on an alternative project which would also result in increased future profitability. This alternative project would increase the total capital cost for the El Dorado Refinery from the $60 to $90 million range to a total estimated cost of $160 million.

        On April 15, 2003, the EPA proposed regulations to reduce emissions from diesel engines used in off-road activities such as agriculture, mining and railroads and also to limit the allowable amount of sulfur in the diesel fuel used in those engines. If promulgated, the EPA’s proposal would require a reduction of sulfur in off-road diesel fuel by June 1, 2007 from the currently allowable 5,000 ppm to 500 ppm and by June 1, 2010 further limit the concentration of sulfur in diesel fuel used in off-road applications other than railroads and marine engines to 15 ppm. The EPA is also proposing to allow small business refiners, such as Frontier, to continue to produce off-road diesel at the current sulfur limit of 5,000 ppm through May 31, 2010 and to meet a limit of 500 ppm sulfur from June 1, 2010 until May 31, 2014. Frontier has historically provided a minor amount of diesel fuel to the off-road markets from both of our Refineries. Included in this April 15, 2003 EPA proposal are regulations that will, in part, cause a small refiner, such as Frontier, to lose small refiner status upon merger with or acquisition of another refining entity if the post-merger or acquisition refining capacity exceeds 155,000 barrels per day. A small refiner losing such status would be allowed two years from the date of acquisition or merger to comply with the non-small refiner clean fuel standards. We are monitoring these regulatory developments and are evaluating their compliance options. The costs that we will eventually incur to comply with these regulations, when final, are currently unknown.

        The front range of Colorado (including the Denver metro area) is a major market for the products manufactured by our Refineries. Until the summer of 2003, this area had been in compliance with all of the EPA’s National Ambient Air Quality Standards (“NAAQS”) for ozone for the summer seasons, and in recognition of that compliance had been granted annual waivers from federal gasoline vapor pressure standards that pre-date that compliance. The combination of a new, lower NAAQS for ozone and unusual summertime meteorological conditions in the area resulted in numerous and unforeseen instances where the new standard was exceeded. The State of Colorado has recently undertaken an effort to develop and implement controls necessary to ensure the area will regain compliance with the NAAQS for ozone during the three-year averaging period of 2005 through 2007. These controls will likely include a requirement to reduce the current allowable summertime gasoline vapor pressure from 9.0 pounds to either 8.1 pounds or the current federal standard of 7.8 pounds. These controls will most likely be initiated for the gasoline to be sold in the area beginning in May of 2005. We are currently evaluating what modifications may be required to the Cheyenne Refinery to allow manufacture of the lower vapor pressure product. At this time, we do not believe that any capital investment will be required at El Dorado to meet the anticipated new standard.

        We are aware of public concern regarding possible groundwater contamination resulting from the use of MTBE (methyl tertiary butyl ether) as a source of required oxygen in gasoline sold in specified areas of the country. Gasoline containing a specified amount of oxygen is required by the EPA to be used in those regions that exceed the NAAQS for either ozone or carbon monoxide. That oxygen requirement may be satisfied by adding to gasoline any one of many oxygen-containing materials including, among others, MTBE and also ethanol, an oxygen containing compound that is manufactured primarily from “renewable” agricultural products and that has not been shown to exhibit the environmental concerns associated with MTBE. Ethanol serves as an oxygenate, an octane booster and as an extender of gasoline. Through a blending terminal, Frontier currently supplies ethanol “oxygenated” gasoline to the Denver metropolitan area, a region that has historically exceeded the NAAQS for carbon monoxide during the winter months, from both our Cheyenne and our El Dorado refineries. Both refineries use only ethanol as the oxygen-containing additive. Under Texaco’s ownership (predecessor owner to Shell), the El Dorado Refinery used MTBE from 1988 until 1991.

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

        We generate wastes that may be subject to the Resource Conservation and Recovery Act (“RCRA”) and comparable state and local requirements. The EPA and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Some of the disposal methods we used in the past are no longer allowed or are substantially limited. This may cause us to incur additional costs for the disposal of wastes and the maintenance or closure of waste disposal areas. Because other refineries will be required to make similar expenditures, we do not expect such expenditures to materially adversely impact our competitive position. No capital expenditures other than those potential cleanup and remediation matters identified in the discussion of the Cheyenne Refinery below are currently anticipated to be necessary to maintain our compliance with RCRA requirements.

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

        In 1997, we completed the divestiture of our former oil and gas properties and assets. While the transactions that conveyed these properties and assets to new owners were intended to transfer any attendant environmental liabilities to the new owners, we cannot assure you that we will never be subject to liability for any former activity respecting the divested oil and gas properties. Prior to the divestiture, we were named as a potentially responsible party (“PRP”) under CERCLA at the Gulf Coast Vacuum Services Superfund Site located in Vermilion Parish, Louisiana. We have entered into a consent decree resolving our liabilities as a PRP at this Superfund site. The site has since been cleaned up to the satisfaction of the EPA and the State of Louisiana and was subsequently removed from the National Priority List (“NPL”) by EPA direct final rule on May 22, 2001. In accordance with the decree, Frontier was assessed and has paid in full a 1.2717% share of the final site cleanup cost of $179,490 equaling $2,284. We believe that any future liabilities related to this site will not have a material adverse effect on our financial condition. We also believe that any liability relating to our historical practices respecting the oil and gas properties will not have a material adverse effect on our financial condition, results of operations or business.

        As is the case with all companies engaged in similar industries, we face potential exposure from future claims and lawsuits involving environmental matters. The matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that we have manufactured, handled, used, released or disposed of.

        Cheyenne Refinery. We are party to an agreement with the State of Wyoming requiring the investigation and possible eventual remediation of certain areas of the Cheyenne Refinery’s property that may have been impacted by past operational activities. Prior to this agreement, we addressed tasks required under a consent decree entered by the Wyoming State District Court on November 28, 1984 and involving the State of Wyoming, the WDEQ and the predecessor owners of the Cheyenne Refinery. This action primarily addressed the threat of groundwater and surface water contamination at the Cheyenne Refinery. As a result of these investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place or are in progress, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects totaling approximately $4 million and an ongoing groundwater remediation program averaging $150,000 in annual operation and maintenance costs. Additionally, the EPA issued an administrative consent order with respect to the Cheyenne Refinery on September 24, 1990 pursuant to the RCRA. Among other things, this order required a technical investigation of the Cheyenne Refinery to determine if certain areas have been adversely impacted by past operational activities. Based upon the results of the investigation, additional remedial action could be required by a subsequent administrative order or permit.

        On March 21, 1995, we entered into an administrative consent order with the WDEQ that generally parallels the federal order and replaces the 1984 Wyoming consent decree. Accordingly, the earlier consent decree was dismissed in an order entered March 21, 1995. The new consent decree eliminates some of the earlier consent decree’s requirements, unifies state and federal regulatory expectations regarding site investigation and remediation and, consequently, helps to streamline certain of our current environmental obligations. The EPA withdrew the September 24, 1990 federal order on March 19, 1997 in recognition of Wyoming’s assumption of RCRA corrective action authority. In 1999, a scope of work for the site investigation was agreed upon with the WDEQ and work was initiated to determine the existence and extent of any historic soil contamination. At the same time, an understanding was reached with the WDEQ that any non-safety related on-site remedial activities identified could be scheduled subsequent to eventual facility closure. The ultimate cost of any environmental remediation projects that may be identified by the site investigation required by the new consent order cannot be reasonably estimated at this time.

        On October 10, 2001, the First Judicial District Court of the State of Wyoming terminated a consent decree previously entered into by Frontier Refining Inc. (the Cheyenne Refinery) and the WDEQ in recognition of the completion by Frontier of the requirements of the decree. Completion of the terms of the decree, which combined resolution of two separate notices of violation alleging non-compliance with certain administrative requirements related to the facility’s air emission permit, included, in part, payment by the Company of a penalty in the amount of $105,000 and completion of certain supplemental environmental projects.

        El Dorado Refinery. The El Dorado Refinery is subject to a 1988 consent order with the KDHE. This order, including various subsequent modifications, requires the refinery to continue the implementation of a groundwater management program with oversight provided by the KDHE Bureau of Environmental Remediation. More specifically, the refinery must continue to operate the hydrocarbon recovery well systems and containment barriers at the site and conduct sampling from monitoring wells and surface water stations. Quarterly and annual reports must also be submitted to the KDHE. The order requires that remediation activities continue until KDHE-established groundwater criteria or other criteria agreed to by the KDHE and the refinery are met. Subject to the terms of the purchase and sale agreement, Shell will be responsible for the costs of continued compliance with this order.

        The most recent NPDES permit issued to the El Dorado Refinery requires, in part, the preparation and submittal of an engineering report identifying certain refinery wastewater treatment plant upgrades necessary to allow routine compliance with applicable discharge permit limits. In accordance with the provisions of the purchase and sale agreement, Shell will be responsible for the first $2 million of any required wastewater treatment system upgrades. If required system upgrade costs exceed this amount, Shell and Frontier will share, based on a sliding scale percentage, up to another $3 million in upgrade costs. Subject to the terms of the purchase and sale agreement, Shell will be responsible for up to $5 million in costs in addition to Shell’s obligation for the wastewater treatment system upgrade, relating to safety, health and environmental conditions after closing arising from Shell’s operation of the El Dorado Refinery that are not covered under a ten-year insurance policy. This insurance policy has $25 million coverage through November 17, 2009 for environmental liabilities, with a $500,000 deductible, and will reimburse us for losses related to all known and some unknown conditions existing prior to our acquisition of the El Dorado Refinery. The first phase of wastewater treatment system upgrades was completed in 2001 at a cost of $2.6 million with payment apportioned as described above.

        On August 18, 2000, we entered into a Consent Agreement and Final Order of the Secretary with the KDHE that required the initiation of a wastewater toxicity testing program to commence upon the completion of the wastewater treatment upgrades described above. The Company further agreed to undertake a program designed to identify and remedy any wastewater toxicity non-compliance issues remaining after the first phase of wastewater treatment system upgrades were completed. Wastewater toxicity testing subsequent to the commissioning of the upgrades did not confirm satisfactory, routine compliance with permit limits. As a result, we submitted, and the KDHE approved, a Toxicity Identification and Elimination plan that we believe will facilitate resolution of the remaining wastewater quality concerns. Good progress has since been made toward satisfying the provisions of the Agreement, with the Refinery wastewater in full compliance for the last three quarters of 2003. The KDHE has recently agreed to consider the Consent Decree satisfied upon a demonstration of compliance with the wastewater toxicity requirements for four of five consecutive calendar quarters, a goal which we expect to achieve in the first half of 2004.

        Centennial Pipeline Regulation. We have a 34.72% undivided ownership interest in the Centennial pipeline. Suncor Pipe Line Company is the sole operator of the Centennial pipeline as well as the holder of the remaining ownership interest. The Centennial pipeline runs approximately 88 miles from Guernsey to Cheyenne, Wyoming. The Cheyenne Refinery receives up to 25,000 barrels per day of crude oil feedstock through the Centennial pipeline. Under the terms of the operating agreement for the Centennial pipeline, the costs and expenses incurred to operate and maintain the Centennial pipeline are allocated to us on a combined basis, based on our throughput and our ownership interest. The Centennial pipeline is subject to numerous federal, state and local laws and regulations relating to the protection of health, safety and the environment. We believe that the Centennial pipeline is operated in accordance with all applicable laws and regulations. We are not aware of any material pending legal proceedings to which the Centennial pipeline is a party.

Employees

        At December 31, 2003, we employed approximately 748 full-time employees in the refining operations, 71 of whom were in the Houston and Denver offices, 276 at the Cheyenne Refinery, 394 at the El Dorado Refinery and 7 at our asphalt terminal in Grand Island, Nebraska. The Cheyenne Refinery employees include 99 administrative and technical personnel and 177 union members. The El Dorado Refinery employees include 132 administrative and technical personnel and 262 union members. The union members at our Cheyenne Refinery are represented by seven bargaining units, the largest being the Paper, Allied-Industrial, Chemical and Energy Workers International Union (“PACE”) and the others being affiliated with the AFL-CIO. At the Cheyenne Refinery, our current contract with PACE expires in July 2006, while our current contract with the AFL-CIO affiliated unions expires in June 2009. At the El Dorado Refinery, all union members are represented by PACE and our current contract with PACE expires in January 2006.

         RISK FACTORS

We depend upon our subsidiaries for cash to meet our debt obligations.

        We are a holding company. Our subsidiaries conduct all of our consolidated operations and own substantially all of our consolidated assets. Consequently, our cash flow and our ability to meet our debt service obligations depend upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, tax sharing payments or otherwise. Their ability to make any payments will depend on their earnings, the terms of their indebtedness, tax considerations and legal restrictions. We have no special purpose entities.

        The Company's revolving credit facility includes certain financial covenant requirements relating to our working capital, tangible net worth and earnings before interest, taxes, depreciation and amortization. If we do not meet these requirements, an event of default would occur under our credit facility. Accordingly, a default or event of default under our credit facility could adversely affect our ability to have sufficient cash to pay our obligations.

We have significant indebtedness that may affect our ability to operate our business.

        As of December 31, 2003, we had $216.2 million principal amount of total consolidated debt, which included $45.8 million borrowed under our revolving credit facility, and we may incur other indebtedness in the future, including borrowing under our $175 million credit facility.

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

        Crude oil supply contracts are generally short-term contracts with price terms that change as market prices change. Our crude oil requirements are supplied from sources that include:

•	major oil companies;
•	crude oil marketing companies;
•	large independent producers; and
•	smaller local producers.

         The prices we receive for our refined products are affected by:

•	global market dynamics;
•	product pipeline capacity;
•	local market conditions; and
•	the level of operations of other refineries in the Plains States, the Rocky Mountain region and the Gulf Coast.

        The price at which we can sell gasoline and other refined products is strongly influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. However, if crude oil prices increase significantly, our operating margins would fall unless we could pass along these price increases to our customers. From time to time, we purchase forward crude oil supply contracts, enter into forward product agreements to hedge excess inventories and hedge our refined product margins.

        Natural gas prices also impact our refinery operating expenses. Like crude oil and product prices, natural gas prices can fluctuate significantly. In addition, our refineries maintain inventories of crude oil, intermediate products and refined products, the value of each being subject to fluctuations in market prices. We record our inventories at the lower of cost (as determined on a first-in, first-out basis) or market price. As a result, a rapid and significant increase or decrease in the market prices for crude oil or refined products could have a significant short-term impact on our earnings and cash flow.

Our profitability is linked to the light/heavy crude oil price spread, which increased significantly in 2003 over 2002 levels.

        Our profitability, particularly at the Cheyenne Refinery, is linked to the price spread between light and heavy crude oil. We prefer to refine heavy crude oil because it provides a wider refining margin than light crude does. Accordingly, any tightening of the light/heavy spread will reduce our profitability. Crude prices were high during 2003, which resulted in an attractive light/heavy spread. However, crude oil prices may not remain at current levels and the light/heavy spread may decline again.

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

        Demand for our products is influenced by general economic conditions. For example, refined product margins and crude oil differentials in 2001 were at near record levels. After experiencing such record levels, refined product margins and crude oil differentials declined substantially in 2002. This decline was attributed to unusually high prices for oil, reduced market demand for refined products and greater imports of competitive products, all of which adversely affected our results of operations in 2002. In 2003, refined product margins and crude oil differentials returned closer to historical average levels. However, the recurrence of weaker economic and market conditions in the future may have a negative impact on our business and financial results.

Our refineries face operating hazards and the potential limits on insurance coverage could expose us to potentially significant liability costs.

        Our operations are subject to significant interruption and our profitability is impacted if any of our refineries experiences a major accident or fire, is damaged by severe weather or other natural disaster, or otherwise is forced to curtail its operations or shut down. If a major crude oil pipeline becomes inoperative, crude oil would have to be supplied to these refineries through an alternative pipeline or from additional tank trucks to the refinery, which could hurt our business and profitability. In addition, a major accident, fire or other event could damage a refinery or the environment or cause personal injuries. If one of our refinery experiences a major accident or fire or other event or an interruption in supply or operations, our business could be materially adversely affected if the damage or liability exceeds the amounts of business interruption, property, terrorism and other insurance that we maintain against these risks.

        Our refineries consist of many processing units, a number of which have been in operation for a long time. One or more of the units may require additional unscheduled down time for unanticipated maintenance or repairs that is more frequent than our scheduled turnaround for each unit every one to five years. Scheduled and unscheduled maintenance could reduce our revenues during the period of time that our units are not operating.

As our commitment to Shell under the refined product offtake agreement declines, we will have to find new customers for the gasoline and diesel fuel produced at the El Dorado Refinery. We may not be able to do this successfully.

        In connection with the purchase of the El Dorado Refinery in 1999, we entered into a 15-year refined product offtake agreement with Shell. Under this agreement, Shell purchases most of the gasoline and diesel production of the El Dorado Refinery at market-based prices. Initially, Shell purchased substantially all of the El Dorado Refinery’s production of these products. Beginning in 2000, we retained and marketed a portion of the refinery’s gasoline and diesel production. The retained portion has increased and will continue to increase by 5,000 barrels per day each year for ten years, beginning at 5,000 barrels per day in 2000, rising to 50,000 barrels per day by 2009 and remaining at this level through the term of this agreement. Shell will purchase substantially all gasoline and diesel production in excess of these amounts. The offtake agreement now provides for Shell to purchase all jet fuel production from the El Dorado Refinery through the term of the offtake agreement. Since we will have to market an increasing portion of the El Dorado Refinery’s gasoline and diesel production over the next ten years we will have to find new customers for these refined products. These customers may be in markets that we have not previously sold to, and it may be difficult for us to find customers for these products. If we cannot find customers in locations convenient to the El Dorado Refinery, our revenues and profits may be reduced.

We face substantial competition from other refining and pipeline companies.

        The refining industry is highly competitive. Many of our competitors are large, integrated, major or independent oil companies that, because of their more diverse operations, larger refineries and stronger capitalization, may be better positioned than we are to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition at the wholesale level. Many of these competitors have financial and other resources substantially greater than ours.

Our operating results are seasonal and generally lower in the first and fourth quarters of the year.

        Demand for gasoline and asphalt products is generally higher during the summer months than during the winter months due to seasonal increases in highway traffic and road construction work. As a result, our operating results for the first and fourth calendar quarters are generally lower than for those for the second and third quarters. Diesel demand has historically been more stable because two major east-west truck routes and two major railroads cross one of our principal marketing areas. However, reduced road construction and agricultural work during the winter months somewhat depresses demand for diesel in the winter months.

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

        Our operations are subject to a variety of federal, state and local environmental laws and regulations relating to the protection of the environment, including those governing the emission or discharge of pollutants into the air and water, product specifications and the generation, treatment, storage, transportation and disposal, or remediation of solid and hazardous waste and materials. Environmental laws and regulations that affect the operations, processes and margins for our refined products are extensive and have become progressively more stringent. Additional legislation or regulatory requirements or administrative policies could be imposed with respect to our products or activities. Compliance with more stringent laws or regulations or more vigorous enforcement policies of the regulatory agencies could adversely affect our financial position and results of operations and could require us to make substantial expenditures. For the amount of potential costs associated with such compliance, see “Business-Government Regulation-Environmental Matters” which begins on page 6.

        Our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances. Past or future spills related to any of our operations, including our refineries, pipelines or product terminals, may give rise to liability (including potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. This may involve contamination associated with facilities we currently own or operate, facilities we formerly owned or operated and facilities to which we sent wastes or by-product for treatment or disposal and other contamination. Accidental discharges could occur in the future, future action maybe taken in connection with past discharges, governmental agencies may assess penalties against us in connection with past or future contamination and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future releases or spills, the failure of some prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly discovered information or conditions that may require a response could be significant and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations. For the amount of potential clean-up costs, see “Business-Government Regulation-Environmental Matters”; for litigation related to environmental matters, see “Item 3. Legal Proceedings”.

We may have labor relations difficulties with some of our employees represented by unions.

        Approximately 59 percent of our employees were covered by collective bargaining agreements at December 31, 2003. We believe that our current relations with our employees are good. However, employees may conduct a strike at some time in the future, which may adversely affect our operations. See “Business-Employees.”

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

        Our web site address is: http://www.frontieroil.com. We make our web site content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this web site under “Investor Relations”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.

ITEM 2.    PROPERTIES

Refining Operations

        We own the 125 acre site of the Cheyenne Refinery in Cheyenne, Wyoming and the approximately 1,000 acre site of the El Dorado Refinery in El Dorado, Kansas. The following tables set forth the refining operating statistical information on a consolidated basis and for each refinery for 2003, 2002 and 2001.

Consolidated:

Year Ended December 31,                                                       2003          2002           2001
------------------------------------------------------------------------------------------------------------------
Charges (bpd) (1)
    Light crude                                                                31,314         35,684        31,456
    Heavy and intermediate crude                                              115,907        110,372       111,061
    Other feed and blend stocks                                                18,407         17,760        15,538
                                                                          -----------    -----------    ----------
       Total                                                                  165,628        163,816       158,055

Manufactured product yields (bpd) (2)
    Gasoline                                                                   83,449         84,645        78,126
    Diesel and jet fuel                                                        53,156         53,436        51,210
    Asphalt                                                                     7,530          7,437         6,067
    Chemicals (3)                                                                 842            369         1,370
    Other                                                                      16,536         14,915        18,416
                                                                          -----------    -----------    ----------
       Total                                                                  161,513        160,802       155,189

Total product sales (bpd)
    Gasoline                                                                   89,842         91,989        83,737
    Diesel and jet fuel                                                        53,606         53,378        51,539
    Asphalt                                                                     7,260          7,490         6,875
    Chemicals (3)                                                                 842            439         1,413
    Other                                                                      14,117         13,236        15,536
                                                                          -----------    -----------    ----------
       Total                                                                  165,667        166,532       159,100

Refinery operating margin information (per sales barrel)
    Refined products revenue                                              $     35.88    $    29.82     $    32.53
    Raw material, freight and other costs (FIFO inventory accounting)           30.77         25.71          25.69
    Refinery operating expenses, excluding depreciation                          3.31          2.93           3.27
    Refinery depreciation                                                         .47           .44            .42

Average West Texas Intermediate crude oil price at Cushing, OK            $     31.89    $    26.17     $    26.09

Average gasoline crack spreads (per barrel) (4)                           $      7.00    $     5.88     $     8.91
Average diesel crack spreads (per barrel) (4)                             $      5.05    $     3.97     $     7.91

Average sales price (per sales barrel)
    Gasoline                                                              $     39.72    $    33.08     $    35.85
    Diesel and jet fuel                                                         36.91         30.35          34.12
    Asphalt                                                                     24.68         21.64          22.81
    Chemicals (3)                                                               53.90         41.68          70.81
    Other                                                                       12.24          9.24          10.21
(1)	Charges are the quantity of crude oil and other feedstock processed through refinery units. The amounts indicated here are presented on a barrels per day (“bpd”) basis.
(2)	Manufactured product yields are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units.
(3)	During 2002, the process of shutting down the phenol and cumene units at El Dorado began and by year-end we had discontinued the production of phenol and acetone and began producing and selling benzene.
(4)	The average non-oxygenated gasoline and diesel net sales prices we receive for each product less the average West Texas Intermediate (“WTI”) crude prices at Cushing, Oklahoma.

Cheyenne Refinery:

Year Ended December 31,                                                       2003           2002          2001
------------------------------------------------------------------------------------------------------------------
Charges (bpd) (1)
    Light crude                                                                 5,405          4,070         3,390
    Heavy crude                                                                40,284         37,231        32,790
    Other feed and blend stocks                                                 5,966          4,882         4,626
                                                                          -----------    -----------    ----------
       Total                                                                   51,655         46,183        40,806

Manufactured product yields (bpd) (2)
    Gasoline                                                                   20,518         18,196        15,956
    Diesel                                                                     15,044         13,434        12,091
    Asphalt                                                                     7,530          7,437         6,067
    Other                                                                       6,822          5,855         5,590
                                                                          -----------    -----------    ----------
       Total                                                                   49,914         44,922        39,704

Total product sales (bpd)
    Gasoline                                                                   26,836         24,559        21,090
    Diesel                                                                     15,091         13,361        12,031
    Asphalt                                                                     7,260          7,490         6,875
    Other                                                                       4,708          4,243         3,877
                                                                          -----------    -----------    ----------
       Total                                                                   53,895         49,653        43,873

Refinery operating margin information (per sales barrel)
    Refined products revenue                                              $     35.61    $    29.91     $    32.88
    Raw material, freight and other costs (FIFO inventory accounting)           29.40         25.18          24.85
    Refinery operating expenses, excluding depreciation                          3.12          3.02           3.39
    Refinery depreciation                                                         .79           .83            .85

Average light/heavy crude spread (per barrel) (3)                         $      7.10    $     4.77     $     7.62

Average gasoline crack spreads (per barrel) (4)                           $      7.32    $     6.44     $    10.11
Average diesel crack spreads (per barrel) (4)                             $      6.57    $     4.99     $     9.70

Average sales price (per sales barrel)
    Gasoline                                                              $     41.42    $    35.22     $    38.81
    Diesel                                                                      39.00         32.16          36.40
    Asphalt                                                                     24.68         21.64          22.81
    Other                                                                        8.44          6.68           7.58
(1)	Charges are the quantity of crude oil and other feedstock processed through refinery units. The amounts indicated here are presented on a barrels per day (“bpd”) basis.
(2)	Manufactured product yields are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units.
(3)	Average light/heavy spread is the differential between the benchmark average WTI crude priced at Cushing, Oklahoma and the heavy crude oil priced delivered to the refinery. The light/heavy spread for prior periods has been restated to conform to the current presentation using WTI as the light crude oil in order to be comparable with the WTI/WTS spread reported for the El Dorado refinery.
(4)	The average non-oxygenated gasoline and diesel net sales prices we receive for each product less the average West Texas Intermediate ("WTI") crude prices at Cushing, Oklahoma.

El Dorado Refinery:

Year Ended December 31,                                                       2003           2002          2001
------------------------------------------------------------------------------------------------------------------
Charges (bpd) (1)
    Light crude                                                                25,909         31,614        28,066
    Heavy and intermediate crude                                               75,623         73,141        78,272
    Other feed and blend stocks                                                12,440         12,878        10,912
                                                                          -----------    -----------    ----------
       Total                                                                  113,972        117,633       117,250

Manufactured product yields (bpd) (2)
    Gasoline                                                                   62,931         66,449        62,170
    Diesel and jet fuel                                                        38,111         40,002        39,119
    Chemicals (3)                                                                 842            369         1,370
    Other                                                                       9,715          9,061        12,825
                                                                          -----------    -----------    ----------
       Total                                                                  111,599        115,881       115,484

Total product sales (bpd)
    Gasoline                                                                   63,006         67,430        62,646
    Diesel and jet fuel                                                        38,516         40,017        39,508
    Chemicals (3)                                                                 842            439         1,413
    Other                                                                       9,410          8,993        11,659
                                                                          -----------    -----------    ----------
       Total                                                                  111,774        116,879       115,226

Refinery operating margin information (per sales barrel)
    Refined products revenue                                              $     36.01    $    29.78     $    32.40
    Raw material, freight and other costs (FIFO inventory accounting)           31.43         25.93          26.01
    Refinery operating expenses, excluding depreciation                          3.41          2.90           3.22
    Refinery depreciation                                                         .32           .28            .26

WTI/WTS crude spread (per barrel) (4)                                     $      2.68    $     1.36     $     3.10

Average gasoline crack spreads (per barrel) (5)                           $      6.86    $     5.68     $     8.50
Average diesel crack spreads (per barrel) (5)                             $      4.45    $     3.63     $     7.36

Average sales price (per sales barrel)
    Gasoline                                                              $     38.99    $    32.30     $    34.85
    Diesel and jet fuel                                                         36.09         29.75          33.43
    Chemicals (3)                                                               53.90         41.68          70.81
    Other                                                                       14.13         10.45          11.08
(1)	Charges are the quantity of crude oil and other feedstock processed through refinery units. The amounts indicated here are presented on a barrels per day (“bpd”) basis.
(2)	Manufactured product yields are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units.
(3)	During 2002, the process of shutting down the phenol and cumene units at El Dorado began and by year-end we had discontinued the production of phenol and acetone and began producing and selling benzene.
(4)	Average differential between benchmark West Texas intermediate (sweet) crude oil priced at Cushing, Oklahoma and West Texas sour crude oil priced at Midland, Texas.
(5)	The average non-oxygenated gasoline and diesel net prices we receive for each product less the average West Texas Intermediate (“WTI”) crude prices at Cushing, Oklahoma.

Other Properties

        We lease approximately 6,500 square feet of office space in Houston for our corporate headquarters under a six and one half year lease expiring in October 2004 which we anticipate renewing. For our refining operations headquarters, we lease approximately 28,000 square feet in Denver, Colorado under a four and a half year sublease expiring in December 2006.

ITEM 3.    LEGAL PROCEEDINGS

         Beverly Hills Lawsuits. A Frontier subsidiary, Wainoco Oil & Gas Company, owned and operated an interest in an oil field in the Los Angeles, California metropolitan area from 1985 to 1995. The production facilities for that interest in the oil field are located at the campus of the Beverly Hills High School. In April 2003, a law firm began filing claims with the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from the oil field or the production facilities caused cancers or various other health problems in those individuals. Wainoco Oil & Gas Company and Frontier have been named in five such suits: Moss, et al. v. Veneco, Inc., et al., filed in June 2003; Ibraham, et al. v. City of Beverly Hills, et al, filed in July, 2003; Yeshoua, et al. v. Veneco, Inc., et al., filed in August, 2003; Jacobs v. Wainoco Oil & Gas Company, et al., filed in December, 2003; and Bussel, et al., v. Veneco, Inc., et al., filed in January , 2004. Other defendants in these lawsuits include the Beverly Hills Unified School District, the City of Beverly Hills, ten other oil and gas companies, two additional companies involved in owning or operating a power plant adjacent to the Beverly Hills High School and three of their related parent companies. The lawsuits include claims for personal injury, wrongful death, loss of consortium and/or fear of contracting diseases, and also ask for punitive damages. No dollar amounts of damages have been specified in any of the lawsuits. The five pending lawsuits have been or will be formally related to one another and have been or will be transferred to a judge on the complex civil litigation panel in the Superior Court of the State of California for the County of Los Angeles.

        The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills high school students, school employees or area residents. Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from an insurance company with an A.M. Best rating of A++ (Superior) covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date. The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity. The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million. In October 2003, the Company paid $6.25 million to the insurance company (which includes an indemnity premium of $5.75 million and a $500,000 administration fee) and has funded with the insurance company a commutation account of approximately $19.6 million, from which the insurance company will fund the first costs under the policy including, but not limited to, the costs of defense of the claims. We also paid $772,500 to the State of California for surplus line tax on the premium. Frontier has the right to terminate the policy at any time after the first year and prior to September 30, 2008, receive a refund of up to $4.3 million of the premium (which the dollar amount declines over time) plus any unspent balance in the commutation account plus accumulated interest. While the policy is in effect, the insurance company will manage the defense of the claims. The Company is also seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period.

        Frontier believes that neither the claims that have been made, the five pending lawsuits, nor other potential future litigation by which similar or related claims may be asserted against Frontier or its subsidiary will result in any material liability or have any material adverse effect upon Frontier.

        Holly Lawsuit. On August 20, 2003, Frontier announced that Holly Corporation (“Holly”) had advised the Company that Holly was not willing to proceed with our merger agreement previously announced on March 31, 2003 on the agreed terms. As a result, we filed suit for damages in the Delaware Court of Chancery. On September 2, 2003, Holly filed an answer and counterclaims, denying our claims, asserting that Frontier repudiated the merger agreement by filing the Delaware lawsuit, and claiming among other things that the Beverly Hills, California litigation caused us to be in breach of its representations and warranties in the merger agreement. Frontier has denied all of Holly’s counterclaims. Trial on the suit and Holly’s counterclaims began the week of February 23, 2004.

        MTBE Concentration Lawsuits. Although we have never provided MTBE blended product to the Kansas marketplace, we have recently become aware that the El Dorado Refinery (Frontier El Dorado Refining Company) is named as one of fifty-two defendants in four lawsuits brought on behalf of the City of Dodge City, Kansas, the Chisholm Creek Utility Authority, the City of Bel Aire, Kansas, the County of Sedgwick Water Authority and the City of Park City, Kansas alleging unspecified damages for contamination of groundwater/public water wells by MTBE and tertiary butyl alcohol (“TBA”) a degradation product of MTBE. One element of the damage claims entails the alleged need for a wellfield vulnerability study at a cost in excess of $75,000. Plaintiffs contend that the defendants manufactured or otherwise put MTBE into the stream of interstate commerce. The causes of action stated include strict liability for a defective product or design, strict liability for failure to warn, negligence, public nuisance, private nuisance, trespass, and civil conspiracy. Frontier El Dorado Refining Company has requested that Shell Oil Company (as successor in interest to Equilon Enterprises, LLC) assume the defense and indemnify the Company in connection with these cases pursuant to the 1999 purchase and sale agreement for the Refinery.

         Other. We are also involved in various lawsuits which are incidental to our business. In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on our liquidity, financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The registrant’s common stock is listed on the New York Stock Exchange under the symbol FTO. The quarterly high and low sales prices as reported on the New York Stock Exchange for 2003 and 2002 are shown in the following table:

2003                     High             Low
------------------------ ---------------- ----------------
Fourth quarter                $ 17.81         $ 14.70
Third quarter                   16.14           13.91
Second quarter                  18.16           15.08
First quarter                   18.25           14.01
------------------------ ---------------- ----------------

2002                     High             Low
------------------------ ---------------- ----------------
Fourth quarter                $ 17.61         $ 10.68
Third quarter                   17.50           11.47
Second quarter                  22.75           14.66
First quarter                   21.90           15.94
------------------------ ---------------- ----------------

         The approximate number of holders of record for Frontier Oil Corporation common stock as of February 27, 2004 was 1,127.

        Quarterly cash dividends of $.05 per share have been declared on the registrant’s common stock for each quarter beginning with the quarter ended June 2001 and through the most recent quarter ended December 31, 2003. Under certain conditions, the revolving credit facility at the subsidiary level restricts the transfer of cash in the form of dividends, loans or advances from the operating subsidiary to the parent holding company.

ITEM 6.    SELECTED FINANCIAL DATA

        The information in the 2003 Annual Report to Shareholders under the heading “Five-Year Financial Data” is incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information in the 2003 Annual Report to Shareholders under the heading “Management’s Discussion and Analysis” is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        The information in the 2003 Annual Report to Shareholders under the heading “Market Risks” is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and the data contained in the 2003 Annual Report of Shareholders are incorporated herein by reference. See index to financial statements and supplemental data appearing under Item 15(a)1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        The Report on Form 8-K filed April 3, 2002 is incorporated herein by reference. This report included Item 4 for the reporting of Changes in Registrant’s Certifying Accountant and Item 7(c)(16) Letter re: change in certifying accountant.

ITEM 9A.    Controls and Procedures

        We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Executive Vice President - Finance & Administration, Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chairman of the Board, President and Chief Executive Officer and our Executive Vice President - Finance & Administration, Chief Financial Officer concluded that our disclosure controls and procedures are effective.

        During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

        The information called for by Part III of this Form is incorporated by reference from the Company’s definitive proxy statement to be filed with the SEC pursuant to Regulation 14A within 120 days after the close of its last fiscal year.

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

(a)3. List of Exhibits
*	2.1	-	Agreement and Plan of Merger dated March 30, 2003, by and among Frontier Oil Corporation, Front Range Himalaya Corporation, Front Range Merger Corporation, Himalaya Merger Corporation and Holly Corporation (incorporated by reference and filed as Exhibit 99.2 to Form 8-K dated March 30, 2003, filed April 2, 2002, File Number 1-07627).
*	3.1	-	Articles of Amendment to the Restated Articles of Incorporation of the Company (Exhibit 3.2 to Registration Statement No. 333-47745, filed May 4, 1998).
*	3.2	-	Fourth Restated By-Laws of the Company as amended through February 20, 1992 (Exhibit 3.2 to Form 10-K dated December 31, 1992, File Number 1-07627, filed March 10, 1993).
*	4.1	-	Indenture dated as of February 9, 1998 between the Company and Chase Bank of Texas, National Association, as Trustee relating to the Company’s 9-1/8% Senior Notes due 2006 (filed as Exhibit 4.8 to Registration Statement No. 333-47745, filed March 11, 1998).
*	4.2	-	Indenture dated as of November 12, 1999, among the Company and Chase Bank of Texas, National Association, as Trustee relating to the Company’s 11¾% Senior Notes due 2009 (Exhibit 4.1 to Form 8-K, File Number 1-07627, filed December 1, 1999).
*	10.1	-	Asset Purchase and Sale Agreement among Frontier El Dorado Refining Company, as buyer, Frontier Oil Corporation, as Guarantor and Equilon Enterprises LLC, as seller, dated as of October 19, 1999 (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed December 1, 1999).
*	10.2	-	Revolving Credit Agreement dated as of November 16, 1999 among Frontier Oil and Refining Company, as borrower, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and Paribas, as syndication agent and lead arranger (Exhibit 10.2 to Form 8-K, File Number 1-07627, filed December 1, 1999).
*	10.3	-	Purchase and Sale Agreement, dated May 5, 1997, for the sale of Canadian oil and gas properties (Exhibit to From 8-K, File Number 1-07627,filed June 30, 1997).
*+	10.4	-	The 1968 Incentive Stock Option Plan as amended and restated (Exhibit 10.1 to Form 10-K dated December 31, 1987, File Number 1-07627, filed March 3, 1998).
*+	10.5	-	1995 Stock Grant Plan for Non-employee Directors (Exhibit 10.14 to Form 10-Q dated June 30, 1995, File Number 1-07627, filed August 3, 1995).
*+	10.6	-	Frontier Deferred Compensation Plan (previously named Wainoco Deferred Compensation Plan dated October 29, 1993 and filed as Exhibit 10.19 to Form 10-K dated December 31, 1994, File Number 1-07627, filed March 17, 1995).
*+	10.7	-	Frontier Deferred Compensation Plan for Directors (previously named Wainoco Deferred Compensation Plan for Directors dated May 1, 1994 and filed as Exhibit 10.20 to Form 10-K dated December 31, 1994, File Number 1-07627, filed March 17, 1995).
*+	10.8	-	Executive Employment Agreement dated December 18, 2000 between the Company and W. Reed Williams (Exhibit 10.10 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.9	-	Executive Employment Agreement dated December 18, 2000 between the Company and James R. Gibbs (Exhibit 10.11 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.10	-	Executive Employment Agreement dated December 18, 2000 between the Company and Julie H. Edwards (Exhibit 10.12 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.11	-	Executive Employment Agreement dated December 18, 2000 between the Company and J. Currie Bechtol (Exhibit 10.13 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.12	-	Executive Employment Agreement dated December 18, 2000 between the Company and Jon D. Galvin (Exhibit 10.14 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.13	-	Executive Employment Agreement dated December 18, 2000 between the Company and Gerald B. Faudel (Exhibit 10.15 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.14	-	Executive Employment Agreement dated February 28, 2001 between the Company and Nancy J. Zupan (Exhibit 10.16 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.15	-	Frontier Oil Corporation Restricted Stock Plan (Exhibit 99.1 to Registration Statement No 333-56946, filed March 13, 2001).
*+	10.16	-	Amended and Restated Frontier Oil Corporation 1999 Stock Plan (Exhibit 99.1 to Registration Statement No 333-89876 filed June 6, 2002).
*	10.17	-	Crude Oil Supply Agreement dated October 15, 2002 between Baytex Energy Ltd, and Frontier Oil and Refining Company (Exhibit 10.2 to Form 10-Q dated September 30, 2002, File Number 1-07627, filed October 30, 2002). On November 28, 2002 this agreement was assigned by Baytex Energy Ltd. to its wholly-owned subsidiary, Baytex Marketing Ltd.
*	10.18	-	Amended and Restated Revolving Credit Agreement dated May 27, 2003 among Frontier Oil Corporation, one of its wholly owned subsidiaries, Frontier Oil and Refining Company, as borrower, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and PNB Paribas, as syndication agent (incorporated by reference and filed as Exhibit 99.2 to Form 8-K dated and filed May 29, 2003, File Number 1-07627).
	13.1	-	Portions of the Company’s 2003 Annual Report covering pages 9 through 44.
	21.1	-	Subsidiaries of the Registrant.
	23	-	Consent of Deloitte & Touche LLP.
	31.1	-	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	-	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Asterisk indicates exhibits incorporated by reference as shown.
+ Plus indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K
A report on Form 8-K was filed October 31, 2003 and dated October 30, 2003, File Number 1-07627 regarding a press release announcing the Company’s third quarter results.
(c)	Exhibits
The Company’s 2003 Annual Report is available upon request. Shareholders of the Company may obtain a copy of any other exhibits to this Form 10-K at a charge of $.05 per page. Requests should be directed to:
    Investor Relations
    Frontier Oil Corporation
    10000 Memorial Drive, Suite 600
    Houston, Texas 77024-3411

(d)	Schedules Report of Independent Public Accountants on Financial Statement Schedules:

To the Board of Directors and Shareholders of
Frontier Oil Corporation
Houston, Texas

        We have audited the consolidated financial statements of Frontier Oil Corporation as of December 31, 2003 and 2002 and for the years then ended, and have issued our report thereon dated February 19, 2004; such consolidated financial statements and report are included in your 2003 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the 2003 and 2002 financial statement schedules of Frontier Oil Corporation listed in Item 15. These financial statement schedules are the responsibility of the Corporation’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the 2003 and 2002 financial statement schedules, when considered in relation to the 2003 and 2002 basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. The financial statement schedules for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion, in their report dated February 8, 2002, that such 2001 financial statement schedules, when considered in relation to the 2001 basic consolidated financial statements taken as a whole, presented fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 19, 2004

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

Houston, Texas
February 8, 2002

Frontier Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
As of December 31,                                                                       Schedule I
---------------------------------------------------------------------------------------------------
(in thousands)

                                                                          2003              2002
                                                                       ---------        ----------

ASSETS
Current Assets:
       Cash and cash equivalents                                      $    59,846       $  106,118
       Receivables                                                            710               86
       Deferred tax current asset                                           5,967            5,346
       Other current assets                                                    68              231
                                                                      -----------       ----------
             Total current assets                                          66,591          111,781
                                                                      -----------       ----------
Property, Plant and Equipment, at cost -
       Furniture, fixtures and other                                        1,111            1,064
       Less - Accumulated depreciation                                       (866)            (753)
                                                                      -----------       ----------
                                                                              245              311
Assets Held for Sale                                                            -              472
Investment in Subsidiaries                                                264,016          279,055
Commutation Account                                                        19,550                -
Prepaid Insurance                                                           6,593                -
Other Assets                                                                8,183            8,972
                                                                      -----------       ----------
TOTAL ASSETS       $                                                  $   365,178       $  400,591
                                                                      ===========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                               $     1,736       $       41
       Other accrued liabilities                                            4,091            5,503
                                                                      -----------       ----------
             Total current liabilities                                      5,827            5,544
                                                                      -----------       ----------
Deferred Income Taxes                                                      16,930           15,176
Deferred Revenues and Other                                                 3,723            3,032
Payable to Affiliated Companies                                               732              615
Long-Term Debt                                                            168,689          207,966

Shareholders' Equity                                                      169,277          168,258
                                                                      -----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $   365,178       $  400,591
                                                                      ===========       ==========

The “Notes to Condensed Financial Information of Registrant” and the “Notes to Consolidated Financial Statements” in the 2003 Annual Report to Shareholders incorporated herein by reference, are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Income
For the three years ended December 31,                                                     Schedule I
-----------------------------------------------------------------------------------------------------
(in thousands)

                                                                2003           2002           2001
                                                             ----------     ----------     ----------

Revenues:
      Equity in earnings of subsidiaries                     $   48,949     $   31,704     $  166,828
      Other income                                                  (17)            (1)            24
                                                             ----------     ----------     ----------
                                                                 48,932         31,703        166,852
                                                             ----------     ----------     ----------
Costs and Expenses:
      Selling and general expenses                                7,936          6,208          5,900
      Merger termination and legal costs (Note 4)                 8,739              -              -
      Depreciation                                                  113            247            227
                                                             ----------     ----------     ----------
                                                                 16,788          6,455          6,127
                                                             ----------     ----------     ----------

Operating Income                                                 32,144         25,248        160,725
Interest Expense and Other Financing Costs                       26,981         24,858         27,543
Interest Income                                                  (1,004)        (1,698)        (2,517)
                                                             ----------     ----------     ----------

Income before Income Taxes                                        6,167          2,088        135,699
Provision for Income Taxes                                        2,935          1,060         28,046
                                                             ----------     ----------     ----------

Net Income                                                   $    3,232     $    1,028     $  107,653
                                                             ==========     ==========     ==========

The “Notes to Condensed Financial Information of Registrant” and the “Notes to Consolidated Financial Statements” in the 2003 Annual Report to Shareholders incorporated herein by reference, are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flows
For the three years ended December 31,                                                          Schedule I
----------------------------------------------------------------------------------------------------------
(in thousands)

                                                                2003              2002             2001
                                                             -----------      -----------       ----------

Operating Activities
      Net income                                             $     3,232      $     1,028       $  107,653
      Equity in earnings of subsidiaries                         (48,949)         (31,704)        (166,828)
      Depreciation                                                   113              247              227
      Deferred income taxes                                        2,655            1,149            9,463
      Other                                                      (22,766)           5,430           (1,598)
                                                             -----------      -----------       ----------
Net cash used by operating activities                            (65,715)         (23,850)         (51,083)
                                                             -----------      -----------       ----------

Investing Activities
      Additions to property, plant and equipment and other           (79)            (350)             (46)
      Proceeds from sale of asset                                    240                -                -
      Investment in subsidiaries                                 (18,039)        (181,867)         (12,000)
                                                             -----------      -----------       ----------
Net cash used by investing activities                            (17,878)        (182,217)         (12,046)
                                                             -----------      -----------       ----------

Financing Activities
      Repurchases of debt:
           9-1/8% Senior Notes                                   (39,475)          (1,090)         (24,410)
           11-3/4% Senior Notes                                        -                -           (6,541)
      Proceeds from issuance of common stock                       1,441            1,702            3,271
      Purchase of treasury stock                                  (1,075)            (787)         (22,600)
      Change in intercompany balances, net                           117          (30,453)             953
      Dividends paid to shareholders                              (5,187)          (5,161)          (2,629)
      Dividends received from subsidiaries                        81,500          244,514          174,800
      Other                                                            -                -               13
                                                             -----------      -----------       ----------
Net cash provided by financing activities                         37,321          208,725          122,857
                                                             -----------      -----------       ----------

(Decrease) increase in cash and cash equivalents                 (46,272)           2,658           59,728
Cash and cash equivalents, beginning of period                   106,118          103,460           43,732
                                                             -----------      -----------       ----------
Cash and cash equivalents, end of period                     $    59,846      $   106,118       $  103,460
                                                             ===========      ===========       ==========

The “Notes to Condensed Financial Information of Registrant” and the “Notes to Consolidated Financial Statements” in the 2003 Annual Report to Shareholders incorporated herein by reference, are an integral part of these financial statements.

Frontier Oil Corporation
Notes to Condensed Financial Information of Registrant
December 31, 2003

Schedule I

(1)   General

        The accompanying condensed financial statements of Frontier Oil Corporation (Registrant) should be read in conjunction with the consolidated financial statements of the Registrant and its subsidiaries included in the Registrant’s 2003 Annual Report to Shareholders.

(2)  Long-term debt

         The components (in thousands) of long-term debt are as follows:

                                                                     2003           2002
                                                                 -----------     ----------

     11-3/4% Senior Notes, net of unamortized discount           $   168,689     $  168,491
     9-1/8% Senior Notes                                                   -         39,475
                                                                 -----------     ----------
                                                                 $   168,689     $  207,966
                                                                 ===========     ==========

(3)   Five-year maturities of long-term debt

The 11¾% Senior Notes are due 2009; until then there are no maturities of long-term debt.

(4)   On March 31, 2003 the Company announced that it had entered into an agreement with Holly Corporation (“Holly”) pursuant to which the two companies would merge. On August 20, 2003, Frontier announced that Holly had advised the Company that Holly was not willing to proceed with the merger agreement on the agreed terms. As a result, the Company filed suit for damages in the Delaware Court of Chancery. On September 2, 2003, Holly filed an answer and counterclaims, denying our claims, asserting that Frontier repudiated the merger agreement by filing the Delaware lawsuit, and claiming among other things that the Beverly Hills, California litigation caused the Company to be in breach of its representations and warranties in the merger agreement. Frontier has denied all of Holly’s counterclaims. Trial on the suit and Holly’s counterclaims is scheduled to begin the week of February 23, 2004. The $8.7 million of “Merger termination and legal costs” for the year ended December 31, 2003 included $3.0 million in transaction related costs and $5.7 million in ongoing legal expenses incurred (on an accrual basis) on the Holly lawsuit. Additional net costs of approximately $18.0 million related to the issuance and termination of debt for the anticipated merger have reduced the “Equity in earnings in subsidiaries” on our 2003 statement of income.

Frontier Oil Corporation and Subsidiaries
Valuation and Qualifying Accounts
For the three years ended December 31,                                                         Schedule II
----------------------------------------------------------------------------------------------------------
(in thousands)

                                            Balance at
                                           beginning of                                     Balance at end
Description                                   period        Additions       Deductions         of period
-----------------------------------------------------------------------------------------------------------

2003
Allowance for doubtful accounts             $   1,300       $     103        $     903          $     500
Turnaround accruals (1)                        26,862          12,163           12,383             26,642
Valuation allowance on deferred tax assets      1,555               -                -              1,555

2002
Allowance for doubtful accounts                   500             800                -              1,300
Turnaround accruals (1)                        25,837          10,969            9,944             26,862
Valuation allowance on deferred tax assets          -           1,555                -              1,555

2001
Allowance for doubtful accounts                   500               -                -                500
Turnaround accruals (1)                        31,056          10,637           15,856             25,837
Valuation allowance on deferred tax assets     24,603               -           24,603                  -

(1) The turnaround accrual deductions are actual costs incurred.

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

Date: March 8, 2004

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

Date: March 8, 2004