Form 10-Q
period 2004-03-31
FRONTIER OIL CORP /NEW/
filed 2004-05-06
CIK 110430

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

     FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from . . . . to . . . . Commission file number 1-7627

    FRONTIER OIL CORPORATION
    (Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization) 10000 Memorial Drive, Suite 600 Houston, Texas (Address of principal executive offices)	74-1895085 (I.R.S. Employer Identification No.) 77024-3411 (Zip Code)

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
Yes  [x]    No . . .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes [x] No . . . Registrant’s number of common shares outstanding as of May 5, 2004: 26,533,045

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2004

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

Definitions of Terms

bbl(s) = barrel(s)
bpd = barrel(s) per day

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

For the three months ended March 31,                                                2004               2003
                                                                                -----------         ----------
Revenues:
     Refined products                                                           $   540,690         $  497,721
     Other                                                                           (3,358)             1,663
                                                                                -----------         ----------
                                                                                    537,332            499,384
                                                                                -----------         ----------

Costs and Expenses:
     Raw material, freight and other costs                                          464,583            435,304
     Refinery operating expenses, excluding depreciation                             55,290             51,311
     Selling and general expenses, excluding depreciation                             6,675              4,678
     Merger termination legal costs                                                   3,287                  -
     Depreciation                                                                     7,819              6,960
                                                                                -----------         ----------
                                                                                    537,654            498,253
                                                                                -----------         ----------

Operating (Loss) Income                                                                (322)             1,131
                                                                                -----------         ----------

Interest expense and other financing costs                                            5,856              7,426
Interest income                                                                        (201)              (373)
                                                                                -----------         ----------
                                                                                      5,655              7,053
                                                                                -----------         ----------

Loss Before Income Taxes                                                             (5,977)            (5,922)
Benefit For Income Taxes                                                             (2,241)            (2,222)
                                                                                -----------         ----------

Net Loss                                                                        $    (3,736)        $   (3,700)
                                                                                ===========         ==========

Basic Loss Per Share of Common Stock                                            $      (.14)        $     (.14)
                                                                                ===========         ==========

Diluted Loss Per Share of Common Stock                                          $      (.14)        $     (.14)
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in thousands)

For the three months ended March 31,                                                2004               2003
                                                                                -----------         ----------
Net Loss                                                                        $    (3,736)        $  (3,700)
Other Comprehensive Income, Net of Income Tax                                             -                  -
                                                                                -----------         ----------
Comprehensive Loss                                                              $    (3,736)        $   (3,700)
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

March 31, 2004 and December 31, 2003                                                2004               2003
                                                                                -----------         ----------
ASSETS
Current Assets:
     Cash, including cash equivalents of
         $48,852 in 2004 and $56,811 in 2003                                    $    62,634         $   64,520
     Trade receivables, net of allowance of $500 in both years                       92,846             86,519
     Other receivables                                                                3,910              1,834
     Inventory of crude oil, products and other                                     161,715            123,999
     Deferred tax assets                                                              8,128              5,967
     Other current assets                                                             1,668              1,974
                                                                                -----------         ----------
         Total current assets                                                       330,901            284,813
                                                                                -----------         ----------
Property, Plant and Equipment, at cost:
     Refineries, terminal equipment and pipeline                                    503,662            489,502
     Furniture, fixtures and other equipment                                          6,191              6,142
                                                                                -----------         ----------
                                                                                    509,853            495,644
         Less - Accumulated depreciation                                            180,524            173,196
                                                                                -----------         ----------
                                                                                    329,329            322,448
Deferred financing costs, net                                                         3,796              4,009
Commutation Account                                                                  19,154             19,550
Prepaid Insurance                                                                     6,170              6,593
Other Assets                                                                          4,734              4,884
                                                                                -----------         ----------
TOTAL ASSETS                                                                    $   694,084         $  642,297
                                                                                ===========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   195,193         $  177,235
     Revolving credit facility                                                       80,000             45,750
     Accrued turnaround cost                                                         15,734             10,412
     Accrued liabilities and other                                                   11,025             10,282
     Accrued interest                                                                 7,559              2,513
                                                                                -----------         ----------
         Total current liabilities                                                  309,511            246,192
                                                                                -----------         ----------

Long-Term Debt                                                                      168,742            168,689
Long-Term Accrued Turnaround Cost                                                     9,717             16,229
Post-Retirement Employee Liabilities                                                 21,057             20,725
Deferred Credits and Other                                                            4,509              4,255
Deferred Income Taxes                                                                14,956             16,930

Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                 -                  -
     Common stock, no par, 50,000,000 shares authorized,
         30,960,649 and 30,643,549 shares issued in 2004 and 2003                    57,536             57,504
     Paid-in capital                                                                110,378            106,443
     Retained earnings                                                               42,552             47,614
     Accumulated other comprehensive loss                                              (924)              (924)
     Treasury stock, 4,427,604 shares and 4,264,673 shares
         in 2004 and 2003                                                           (42,887)           (39,914)
     Deferred employee compensation                                                  (1,063)            (1,446)
                                                                                -----------         ----------
     Total Shareholders' Equity                                                     165,592            169,277
                                                                                -----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   694,084         $  642,297
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the three months ended March 31,                                                2004               2003
                                                                                -----------         ----------
OPERATING ACTIVITIES
Net loss                                                                        $    (3,736)        $   (3,700)
Depreciation                                                                          7,819              6,960
Deferred income taxes                                                                (2,241)            (2,222)
Deferred credits and other                                                            2,728              1,620
Change in working capital from operations                                           (21,828)           (21,997)
                                                                                -----------         ----------
     Net cash used in operating activities                                          (17,258)           (19,339)
                                                                                -----------         ----------

INVESTING ACTIVITIES
Additions to property, plant and equipment and other                                (16,581)            (6,607)
                                                                                -----------         ----------
     Net cash used in investing activities                                          (16,581)            (6,607)
                                                                                -----------         ----------

FINANCING ACTIVITIES
Revolving credit facility borrowings, net                                            34,250             29,100
Issuance of common stock                                                                779                138
Purchase of treasury stock                                                           (1,692)              (428)
Dividends                                                                            (1,384)            (1,297)
                                                                                -----------         ----------
     Net cash provided by financing activities                                       31,953             27,513
                                                                                -----------         ----------

Increase (Decrease) in cash and cash equivalents                                     (1,886)             1,567
Cash and cash equivalents, beginning of period                                       64,520            112,364
                                                                                -----------         ----------
Cash and cash equivalents, end of period                                        $    62,634         $  113,931
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

1.  Financial statement presentation

Financial statement presentation

        The financial statements include the accounts of Frontier Oil Corporation, a Wyoming corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc., collectively referred to as Frontier or the Company. The Company is an energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”). The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas. The Company also owns FGI, LLC, an asphalt terminal and storage facility in Grand Island, Nebraska, whose activities are included in the consolidated financial statements since December 1, 2003 when the Company increased its ownership from 50% to 100%. Previously, the Company’s 50% interest in FGI, LLC was accounted for using the equity method of accounting. The Company also owns a 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in two crude oil tanks in Guernsey, Wyoming, both of which are accounted for as undivided interests. Each asset, liability, revenue and expense is reported on a proportionate gross basis. In addition, the equity method of accounting is utilized for the Company’s 25% interest in 8901 Hangar, Inc., a company which leases and operates a private airplane hangar. All of the operations of the Company are in the United States with its marketing efforts focused in the Rocky Mountain region and the Plains States. The term “Rocky Mountain region,” refers to the states of Colorado, Wyoming, Montana and Utah, and the term “Plains States,” refers to the states of Kansas, Nebraska, Iowa, Missouri, North Dakota and South Dakota. The Company purchases crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke. The operations of refining and marketing of petroleum products are considered part of one reporting segment.

        These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003.

Earnings per share

        Basic earnings per share (“EPS”) has been computed based on the weighted average number of common shares outstanding. Basic and diluted shares were the same for the three months ended March 31, 2004 and 2003 because losses were incurred in both periods. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

                                                           Three Months Ended
                                                                March 31,
                                                          2004           2003
                                                      ------------   -----------
     Basic                                             26,299,878     25,863,844
     Diluted                                           26,299,878     25,863,844

New accounting pronouncements

        In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, “Share Based Payment”, an amendment of FASB Statements No. 123 and 95. This statement would require companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal years ending after December 31, 2004. The Company currently measures stock-based compensation in accordance with Accounting Principles Board (“APB”) No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. No compensation cost for stock options was recognized in the consolidated statements of operations for the three months ended March 31, 2004 or 2003. The Company is currently evaluating the various provisions of this exposure draft. If adopted by the FASB as proposed, the impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options granted. See Note 3 for the pro forma impact the fair value method would have had on the Company’s net loss for the three months ended March 31, 2004 and 2003.

        On April 14, 2004, the FASB unanimously decided not to approve the issuance of the previously issued Exposure Draft for a Proposed Statement of Position, “Accounting for Certain Costs and Activities Related to Property, Plant and Equipment”. The Statement of Position (“SOP”) would have required a company to account for its property, plant and equipment at a component level with each component being recorded at cost and depreciated over its expected useful life. The SOP would also have required major maintenance activities, such as refinery turnarounds, to be expensed as costs are incurred which would have resulted in Frontier reversing existing turnaround accruals to income and expensing the costs of future turnarounds when incurred.

2.  Schedule of major components of inventory

                                                        March 31,       December 31,
                                                          2004              2003
                                                      -------------    -------------
                                                             (in thousands)

Crude oil                                             $      47,583    $      39,374
Unfinished products                                          59,677           31,240
Finished products                                            35,601           34,712
Process chemicals                                             5,136            5,175
Repairs and maintenance supplies and other                   13,718           13,498
                                                      -------------    -------------
                                                      $     161,715    $     123,999
                                                      =============    =============

        Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first in, first out (“FIFO”) basis or market. Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost. Unfinished products (work in process) include any crude oil which has entered into the refining process and other feedstocks that are not finished as far as refining operations are concerned. These include unfinished gasoline and diesel, blendstocks and other feedstocks. Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products. Unfinished and finished products inventory values have both components of raw material, the associated raw material freight, and other costs and direct refinery operating expense allocated when refining begins relative to their proportionate market values. Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts. The net exchange balance is included in inventory. Inventories of materials and supplies and process chemicals are recorded at the lower of average cost or market.

3.  Stock-based compensation

        Stock-based compensation is measured in accordance with APB Opinion No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock.

        On March 13, 2001 the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Plan”) which reserved 1,000,000 shares of common stock held as treasury stock by the Company for restricted stock grants to be made under an incentive compensation program. Restricted shares, when granted, are recorded at the market value on the date of issuance as deferred employee compensation (equity account) and amortized to compensation expense over the respective vesting periods of the stock. Compensation costs of $383,000 and $255,000 related to restricted stock awards were recognized for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, there were 55,041 shares of unvested restricted stock outstanding, which represents the remaining shares from the 2002 grants which will vest in March 2005. No grants were made in 2003 or during the first quarter of 2004. During the three months ended March 31, 2004, the Company received 48,345 shares ($899,000) of treasury stock from stock surrendered by employees to pay their withholding taxes on shares of restricted stock which vested during the quarter.

        The Company has a stock option plan which authorizes the granting of options to employees to purchase shares of the Company’s common stock. The plan through March 31, 2004 had reserved for issuance a total of 3,600,000 shares of common stock of which 3,503,350 shares have been granted (2,492,250 shares remain outstanding) and 96,650 shares were available to be granted. Of the $2.1 million (317,100 shares) of common stock issued during the quarter ended March 31, 2004 under stock option plans, $1.3 million was funded by the Company receiving 72,887 shares of treasury stock directly from employees in cashless stock option exercises. The Company also received 44,699 shares ($793,000) of treasury stock from stock surrendered by employees to pay their withholding taxes related to the cashless stock option exercises. Options under the plan are granted at fair market value on the date of grant. No entries are made in the accounts until the options are exercised, at which time the proceeds are credited to common stock and paid-in capital. Generally, the options vest ratably throughout their one- to five-year terms.

        Had compensation costs been determined based on the fair value at the grant dates for awards, the Company’s income loss and EPS would have been the pro forma amounts indicated in the following table for the three months ended March 31, 2004 and 2003:

                                                              2004              2003
                                                          -------------    -------------
                                                                 (in thousands)

Net loss as reported                                      $      (3,736)   $      (3,700)
  Pro forma compensation expense, net of tax                       (586)          (1,372)
                                                        ---------------   --------------

Pro forma net loss                                        $      (4,322)   $      (5,072)
                                                          =============    =============

Basic EPS:
  As reported                                            $        (.14)    $        (.14)
  Pro forma                                                       (.16)             (.20)

Diluted EPS:
  As reported                                            $        (.14)    $        (.14)
  Pro forma                                                       (.16)             (.20)

4.  Price risk management activities

        The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with counterparties whom the Company believes are creditworthy. The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in “Raw material, freight and other costs” or “Refinery operating expenses, excluding depreciation” when the associated transactions are consummated, while gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” in each period.

        Other revenues for the three months ended March 31, 2004 includes $3.5 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting.

        At March 31, 2004, the Company had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are being reflected in other revenues:

•	Derivative contracts on 178,000 barrels of crude oil to fix the heavy crude differential to the Nymex light crude oil contract price for a portion of the purchases committed to under the Company’s crude oil supply agreement with Baytex. These positions fix the heavy crude oil differential on 50% of April 2004 and May 2004 deliveries for the Cheyenne Refinery. As of March 31, 2004, the Company had unrealized losses of $683,000 related to these contracts. During the three months ended March 31, 2004, the Company recorded losses of $1.3 million on similar contracts to fix the heavy crude oil differential on a percentage of January, February and March 2004 deliveries.

•	Derivative contracts on 513,000 barrels of crude oil to hedge crude oil and intermediate product inventory builds for both the Cheyenne and El Dorado Refineries expected to be drawn down during the months of May, June and July 2004. These open contracts have total unrealized net gains at March 31, 2004 of approximately $83,000. During the three months ended March 31, 2004 the Company realized net losses of approximately $1.6 million on closed out contracts to hedge crude oil and intermediate inventories.

        The Company had no open derivative contracts at March 31, 2004 that were being accounted for as hedges. The Company also had no derivatives during the three months ended March 31, 2004, that were designated and accounted for as hedges.

5.  Environmental

        The Company’s operations and many of the products manufactured are specifically subject to certain requirements of the Clean Air Act (“CAA”) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at the Company’s Refineries during the next several years. The Environmental Protection Agency (“EPA”) recently embarked on a Petroleum Refining Initiative (“Initiative”) alleging industry-wide noncompliance with certain longstanding rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. Frontier has been contacted by the EPA and invited to meet with them to hear more about the Initiative. At this time, Frontier does not know how or if the Initiative will affect the Company. The Company has, however, in recognition of the EPA’s reinterpretation of certain regulatory requirements associated with the Initiative, determined that over the next three years, expenditures totaling approximately $10 million may be necessary to further reduce emissions from the Refineries’ flare systems. Both the Kansas Department of Health and Environment (“KDHE”) and the Wyoming Department of Environmental Quality (“WDEQ”) have expressed their preference to enter into consent decrees with the Company to settle these and certain other compliance matters. The provisions of a KDHE Order have not yet been proposed. The WDEQ has indicated its willingness to accept a monetary penalty of $120,000 along with the completion of an agreed upon capital Supplemental Environmental Project valued at $535,000 to satisfy the reduction of flare system emissions, an earlier notice of violation regarding excess emissions from the Cheyenne Refinery’s crude unit heaters, resolution of the 1992 Odor Consent Decree and two recent odor violations associated with the startup of the Cheyenne Refinery’s new gasoline desulfurization equipment. The WDEQ Consent Decree formalizing this agreement is now being prepared. During the first quarter of 2004, the Company decreased the previously estimated penalty accrual of $317,000 recorded as of December 31, 2003, by $197,000 which is recorded in “Refinery operating expenses, excluding depreciation” on the consolidated statement of operations for the three months ended March 31, 2004.

        On December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The new regulations require the phase-in of gasoline sulfur standards beginning in 2004 and continuing through 2008, with special provisions for small business refiners. Because the Company qualifies as a small business refiner, the Company’s Refineries may comply with an interim gasoline sulfur standard in 2004 that is based on historic gasoline sulfur levels rather than having to meet the much stricter standard that will be applied to the general industry. Depending on the deadline the Company chooses for compliance with the new diesel sulfur limit (see discussion below), Frontier will then have between four and seven additional years to reduce its gasoline sulfur content to the national standard. The Cheyenne Refinery has spent approximately $35.0 million to complete the project to meet the interim gasoline sulfur standard which was required no later than January 1, 2004. The remaining $7.0 million estimated cost to meet the additional standard for the Cheyenne Refinery is expected to be incurred in 2009 and 2010. The total capital expenditures estimated as of March 31, 2004 to achieve the final gasoline sulfur standard are approximately $44 million at the El Dorado Refinery and are expected to be incurred beginning in 2008 and completed in 2010.

        The EPA recently promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006. As a small business refiner, Frontier may choose to comply with the 2006 program and extend the interim gasoline standard by three years (until 2011) or delay the diesel standard by four years (until 2010) and keep the original gasoline sulfur program timing. Although still under deliberation, it is likely that Frontier will elect to comply with the highway diesel sulfur standard by June 2006 and extend Frontier’s small refiner interim gasoline sulfur standards at each of the Refineries until 2011. As of March 31, 2004, capital costs for diesel desulfurization are estimated to be approximately $13 million for the Cheyenne Refinery and up to $116 million for the El Dorado Refinery. The Cheyenne Refinery expenditures are currently expected to be incurred beginning in 2004, with the majority to be incurred in 2005 and 2006. Approximately $25 million of the El Dorado Refinery expenditures are currently expected to be incurred in 2004 with the remaining expenditures in 2005 and 2006. It may be necessary for the Company to pursue external financing to fund a portion of these capital expenditures beginning in 2005 or 2006.

        On April 15, 2003, the EPA proposed regulations to reduce emissions from diesel engines used in off-road activities such as agriculture, mining and railroads and also to limit the allowable amount of sulfur in the diesel fuel used in those engines. The costs that the Company will eventually incur to comply with these regulations, when final, are currently unknown. Included in this April 15, 2003 EPA proposal are regulations that will, in part, cause a small business refiner, such as Frontier, to lose small business refiner status upon merger with or acquisition of another refining entity if the post-merger or acquisition refining capacity exceeds 155,000 barrels per day. The small business refiner losing such status would be allowed two years from the date of acquisition or merger to comply with the non-small business refiner clean fuel standards. The Company is monitoring these regulatory developments and is evaluating its compliance options.

        The front range of Colorado (including the Denver metropolitan area) is a major market for the products manufactured by the Company’s Refineries. The State of Colorado has recently undertaken an effort to develop and implement controls necessary to ensure that the area will regain compliance with the EPA’s National Ambient Air Quality Standards for ozone during the three-year averaging period of 2005 through 2007. On March 25, 2004, the EPA advised the refiners supplying the Denver region that their request for continuance of the long-standing Reid Vapor Pressure (“RVP”) waiver would not be granted for the 2004 ozone control period and that gasoline marketed in the area could not exceed the regulatory standard of 7.8 pounds beginning May 1, 2004 at the marketing distribution terminals and June 1, 2004 at customer retail locations. Frontier has made modifications to operations to comply with this unanticipated requirement. Additional future capital costs associated with compliance are estimated to be $1.2 million.

        As is the case with all companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters. The matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that the Company may have manufactured, handled, used, released or disposed of.

Cheyenne Refinery. The Company is party to an agreement with the State of Wyoming requiring the investigation and possible eventual remediation of certain areas of the Cheyenne Refinery’s property that may have been impacted by past operational activities. Prior to this agreement, the Company addressed tasks required under a consent decree entered by the Wyoming State District Court on November 28, 1984 and involving the State of Wyoming, the WDEQ and the predecessor owners of the Cheyenne Refinery. This action primarily addressed the threat of groundwater and surface water contamination at the Cheyenne Refinery. As a result of these investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place or are in progress, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects totaling approximately $4 million and an ongoing groundwater remediation program averaging $150,000 in annual operation and maintenance costs. In addition, the EPA issued an administrative consent order with respect to the Cheyenne Refinery on September 24, 1990 pursuant to the Resource Conservation and Recovery Act. Among other things, this order required a technical investigation of the Cheyenne Refinery to determine if certain areas have been adversely impacted by past operational activities. Based upon the results of the investigation, additional remedial action could be required by a subsequent administrative order or permit.

El Dorado Refinery. The El Dorado Refinery is subject to a 1988 consent order with the KDHE. This order, including various subsequent modifications, requires the refinery to continue the implementation of a groundwater management program with oversight provided by the KDHE Bureau of Environmental Remediation. More specifically, the refinery must continue to operate the hydrocarbon recovery well systems and containment barriers at the site and conduct sampling from monitoring wells and surface water stations. Quarterly and annual reports must also be submitted to the KDHE. The order requires that remediation activities continue until KDHE-established groundwater criteria or other criteria agreed to by the KDHE and the refinery are met. Subject to the terms of the purchase and sale agreement for the El Dorado Refinery entered into between the Company and Equilon Enterprises LLC (now known as Shell Oil Products (“Shell”)), Shell will be responsible for the costs of continued compliance with this order.

        The most recent National Pollutant Discharge Elimination System (“NPDES”) permit issued to the El Dorado Refinery requires, in part, the preparation and submittal of an engineering report identifying certain refinery wastewater treatment plant upgrades necessary to allow routine compliance with applicable discharge permit limits. In accordance with the provisions of the purchase and sale agreement, Shell will be responsible for the first $2 million of any required wastewater treatment system upgrades. If required system upgrade costs exceed this amount, Shell and Frontier will share, based on a sliding scale percentage, up to another $3 million in upgrade costs. Subject to the terms of the purchase and sale agreement, Shell will be responsible for up to $5 million in costs, in addition to Shell’s obligation for the wastewater treatment system upgrade, relating to safety, health and environmental conditions that arise after closing because of Shell’s operation of the El Dorado Refinery that are not covered under a ten-year insurance policy. This insurance policy has $25 million of coverage through November 17, 2009 for environmental liabilities, with a $500,000 deductible, and will reimburse Frontier for losses related to certain conditions existing prior to the Company’s acquisition of the El Dorado Refinery. The first phase of wastewater treatment system upgrades was completed in 2001 at a cost of $2.6 million with payment apportioned as described above.

        On August 18, 2000, the Company entered into a consent agreement and Final Order of the Secretary (“Order”) with the KDHE that required the initiation of a wastewater toxicity-testing program to commence upon the completion of the wastewater treatment upgrades described above. The Company further agreed to undertake a program designed to identify and remedy any wastewater toxicity non-compliance issues remaining after the first phase of wastewater treatment system upgrades was completed. Wastewater toxicity testing subsequent to the commissioning of the upgrades did not confirm satisfactory, routine compliance with permit limits. The Company had submitted, and the KDHE approved, a Toxicity Identification and Elimination Plan (“Plan”) designed to facilitate resolution of the remaining wastewater quality concerns. As a result of the successful execution of the Plan, in the first quarter of 2004 the El Dorado Refinery achieved a full year of compliance with all wastewater discharge parameters, including toxicity, and the KDHE subsequently terminated the Order.

6.  Litigation

         Beverly Hills Lawsuits. A Frontier subsidiary, Wainoco Oil & Gas Company, owned and operated an interest in an oil field in the Los Angeles, California metropolitan area from 1985 to 1995. The production facilities for that interest in the oil field are located at the campus of the Beverly Hills High School. In April 2003, a law firm began filing claims with the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from the oil field or the production facilities caused cancers or various other health problems in those individuals. Wainoco Oil & Gas Company and Frontier have been named in five such suits: Moss, et al. v. Veneco, Inc., et al., filed in June 2003; Ibraham, et al. v. City of Beverly Hills, et al, filed in July 2003; Yeshoua, et al. v. Veneco, Inc., et al., filed in August 2003; Jacobs v. Wainoco Oil & Gas Company, et al., filed in December 2003; and Bussel, et al., v. Veneco, Inc., et al., filed in January 2004. Other defendants in these lawsuits include the Beverly Hills Unified School District, the City of Beverly Hills, ten other oil and gas companies, two additional companies involved in owning or operating a power plant adjacent to the Beverly Hills High School and three of their related parent companies. The lawsuits include claims for personal injury, wrongful death, loss of consortium and/or fear of contracting diseases, and also ask for punitive damages. No dollar amounts of damages have been specified in any of the lawsuits. The five pending lawsuits have been related to one another and have been transferred to a judge on the complex civil litigation panel in the Superior Court of the State of California for the County of Los Angeles. A case management order has been entered in the case pursuant to which 12 plaintiffs have been selected as the initial group of plaintiffs to go to trial, discovery has commenced and a preliminary trial date has been set for July 25, 2005.

        The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills high school students, school employees or area residents. Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from an insurance company with an A.M. Best rating of A++ (Superior) covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date. The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity. The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million. In October 2003, the Company paid $6.25 million to the insurance company (which includes an indemnity premium of $5.75 million and a $500,000 administration fee) and has funded with the insurance company a commutation account of approximately $19.6 million, from which the insurance company will fund the first costs under the policy including, but not limited to, the costs of defense of the claims. The Company also paid $772,500 to the State of California for surplus line tax on the premium. Frontier has the right to terminate the policy at any time after the first year and prior to September 30, 2008, receive a refund of up to $4.3 million of the premium (which dollar amount declines over time) plus any unspent balance in the commutation account plus accumulated interest. While the policy is in effect, the insurance company will manage the defense of the claims. The Company is also seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period.

        Frontier believes that neither the claims that have been made, the five pending lawsuits, nor other potential future litigation by which similar or related claims may be asserted against Frontier or its subsidiary will result in any material liability or have any material adverse effect upon Frontier.

        Holly Lawsuit. On August 20, 2003, Frontier announced that Holly Corporation (“Holly”) had advised the Company that Holly was not willing to proceed with the merger agreement previously announced on March 31, 2003 on the agreed terms. As a result, Frontier filed suit for damages in the Delaware Court of Chancery. On September 2, 2003, Holly filed an answer and counterclaims, denying the Company’s claims, asserting that Frontier repudiated the merger agreement by filing the Delaware lawsuit, and claiming among other things that the Beverly Hills, California litigation caused the Company to be in breach of its representations and warranties in the merger agreement. Frontier has denied all of Holly’s counterclaims. Trial on the suit and Holly’s counterclaims began on February 25, 2004 and concluded on March 5, 2004. Oral arguments were held on May 4, 2004, and a decision is expected to be announced within the next several months.

        MTBE Concentration Lawsuits. Although Frontier has never provided MTBE blended product to the Kansas marketplace, the El Dorado Refinery (Frontier El Dorado Refining Company) has recently been named as one of fifty-two defendants in four lawsuits brought on behalf of the City of Dodge City, Kansas, the Chisholm Creek Utility Authority, the City of Bel Aire, Kansas, the County of Sedgwick Water Authority and the City of Park City, Kansas alleging unspecified damages for contamination of groundwater/public water wells by MTBE and tertiary butyl alcohol (“TBA”), a degradation product of MTBE. One element of the damage claims entails the alleged need for a wellfield vulnerability study at a cost in excess of $75,000. Plaintiffs contend that the defendants manufactured or otherwise put MTBE into the stream of interstate commerce. The causes of action stated include strict liability for a defective product or design, strict liability for failure to warn, negligence, public nuisance, private nuisance, trespass, and civil conspiracy. Because Frontier has not provided MTBE blended product to the Kansas marketplace, the Company believes that any potential liability in this matter is negligible.

         Other. We are also involved in various lawsuits which are incidental to our business. In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on our liquidity, financial position or results of operations.

7.  Cheyenne Refinery Fire

        On January 19, 2004, a fire occurred in the furnaces of the coking unit at the Cheyenne Refinery. The coker was out of service for approximately one month. Although the coker has been returned to service, some work is still ongoing; thus, final costs resulting from the fire are not yet known. As of March 31, 2004, the Company has recorded an estimated receivable of $2.3 million from its insurance company which offsets expenses recorded to date. Expenses recorded to date includes $1.4 million in clean-up costs and $843,000 of net property, plant and equipment written-off ($1.3 million, net of $491,000 accumulated depreciation) due to the fire. The Company has incurred $6.3 million in capital through March 31, 2004 to replace the coker furnaces. Once final costs are determined, additional amounts are expected to be recovered through the Company’s insurance coverage.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        To assist in understanding our operating results, please refer to the operating data at the end of this analysis, which provides key operating information for our combined Refineries. Data for each Refinery is included in our annual report on Form 10-K, our quarterly reports on Form 10-Q and on our web site address at http://www.frontieroil.com. We make our web site content available for informational purposes only. The web site should not be relied upon for investment purposes. We make available on this web site under “Investor Relations”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.

        The following are three significant indicators of our profitability reflected in the operating data included in this report:

         1) gasoline and diesel crack spreads: the average non-oxygenated gasoline and diesel net sales prices we receive for each product less the average West Texas Intermediate ("WTI") crude oil priced at Cushing, Oklahoma;

         2) light/heavy spread: the average differential between the benchmark WTI crude oil priced at Cushing, Oklahoma and the heavy crude oil priced delivered to the Cheyenne Refinery; and

         3) WTI/WTS spread: the average differential between benchmark WTI crude oil priced at Cushing, Oklahoma and West Texas sour crude oil priced at Midland, Texas.

        Other significant factors that influence our results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas prices and turnaround, or planned maintenance, activity).

         The terms “Frontier”, “we” and “our” refer to Frontier Oil Corporation and its subsidiaries.

Three months ended March 31, 2004 compared with the same period in 2003

         Overview of Results

        We had net losses of $3.7 million, or ($0.14) per share, in each of the three-month periods ending March 31, 2004 and 2003. The average gasoline crack spread was significantly higher during 2004 ($7.49 per barrel) than in 2003 ($5.85 per barrel) and both the light/heavy and WTI/WTS spreads improved. Most of the benefit of the improved gasoline crack spread was offset by a lower diesel crack spread of $4.07 per barrel in 2004 compared to $5.95 per barrel in 2003. From an operating standpoint, 2004 results were disappointing due primarily to a fire in the furnaces of the Cheyenne Refinery coking unit (see Note 7 in the “Notes to Interim Consolidated Financial Statements”), resulting in the coker being out of service for one month and other factors discussed below.

        Our 2004 net loss was also negatively impacted by the continuing legal costs associated with the termination of the Holly Corporation (“Holly”) merger and the Beverly Hills litigation. On March 31, 2003, we announced that we had entered into an agreement with Holly pursuant to which the two companies would merge. On August 20, 2003, we announced that Holly had advised us that they were not willing to proceed with our merger agreement on the agreed terms. As a result, we filed suit against Holly for damages in Delaware. Merger termination legal costs reduced earnings in the first quarter of 2004 by $3.3 million pretax ($2.0 million after tax) and costs related to the Beverly Hills litigation reduced earnings in the first quarter of 2004 by an additional $1.5 million pretax ($937,000 after tax).

        Our operating loss of $322,000 for the three months ended March 31, 2004 was a decrease of $1.5 million from the $1.1 million operating income for the comparable period in 2003. In addition to the coker fire, our Cheyenne Refinery operations in 2004 were negatively impacted by additional turnaround (maintenance) work, significantly lower by-product (primarily asphalt) margins and higher refinery operating costs. The repairs to the coker unit and turnaround activity were substantially completed by March 31, 2004, which has allowed the Cheyenne Refinery to return to normal operations in April 2004.

        Our El Dorado Refinery operations resulted in significantly higher charges, yields and sales in the three months ended March 31, 2004, compared to 2003, as operations were curtailed during 2003 due to a major crude unit turnaround. Nevertheless, the El Dorado Refinery operated below full capacity in the 2004 first quarter due to mechanical problems in the crude unit heater. We also accelerated a planned fall 2004 turnaround of the Alky unit into the first quarter of 2004 in order to improve unit reliability during the summer driving season. This decision negatively impacted first quarter 2004 results, but is expected to benefit the remainder of 2004.

         Specific Variances

        Refined product revenues increased $43.0 million, or 9%, from $497.7 million to $540.7 million for the three months ended March 31, 2004 compared to 2003 due to increased sales prices ($1.81 average per sales barrel) resulting from higher crude oil prices and further increased by higher sales volumes in 2004 (3,721 more barrels per day). Our gasoline and diesel crack spreads averaged $7.49 per barrel and $4.07 per barrel, respectively, during the three months ended March 31, 2004, compared to $5.85 per barrel and $5.95 per barrel, respectively, in the same period in 2003. Average gasoline prices increased from $41.11 per sales barrel in 2003 to $44.14 per sales barrel in 2004. Sales volumes of gasoline were nearly flat year over year. Average diesel and jet fuel prices decreased from $40.88 per sales barrel in 2003 to $40.40 per sales barrel during 2004. Sales volumes of diesel and jet fuel increased 3,874 barrels per day from 44,257 barrels per day during the three months ended March 31, 2003 to 48,131 barrels per day in the same period in 2004. Total product sales volumes overall increased over 2.5% from 144,921 barrels per day in the three months ended March 31, 2003 to 148,642 barrels per day in the same period in 2004.

        Manufactured product yields (“yields”) are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units. Yields of gasoline decreased 146 barrels per day, or less than 1%, from 74,614 barrels per day in the three months ended March 31, 2003 to 74,468 barrels per day in the same period in 2004 and yields of diesel and jet fuel increased 4,699 barrels per day, or 11%, from 42,760 barrels per day in the three months ended March 31, 2003 compared to 47,459 barrels per day in the same period in 2004. Sales and yield volumes for the three months ended March 31, 2004 for the El Dorado Refinery were higher than during the same period in 2003 primarily because of the crude unit turnaround at the El Dorado Refinery which commenced on March 18, 2003 and was completed on March 30, 2003. However, as mentioned above, the El Dorado Refinery operated below full capacity in the first quarter of 2004 due to mechanical problems in the crude unit heater and the turnaround. Sales and yield volumes for the three months ended March 31, 2004 for the Cheyenne Refinery were lower than in the same period in 2003 primarily because of the coker furnace fire and turnaround mentioned above.

        Other revenues decreased $5.0 million to a $3.4 million loss for the three months ended March 31, 2004 compared to income of $1.7 million for the same period in 2003 due to $3.5 million in net losses from futures trading in the three months ended March 31, 2004 compared to net income of $1.4 million for the same period in 2003. See Price Risk Management Activities under Item 3 for a discussion of why we utilize futures trading. We also had a decrease of $188,000 in processing income from our Cheyenne Refinery coker during the three months ended March 31, 2004, compared to the same period in 2003, due to the coker being down in 2004 from the previously mentioned fire.

        Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the first-in, first-out (“FIFO”) inventory accounting method. The average price of crude oil was slightly higher in the three months ended March 31, 2004 than in the same period in 2003. The average price of WTI crude oil priced at Cushing, Oklahoma was $35.76 per barrel in the first three months of 2004 compared to $34.78 per barrel in the same period in 2003. Raw material, freight and other costs increased by $29.3 million, or $.97 per sales barrel, during the three months ended March 31, 2004 when compared to the same period in 2003 due to more crude oil charges and the higher average crude oil prices offset by a larger amount of inventory gains from rising prices and improved crude oil spreads during the three months ended March 31, 2004 than during the same period in 2003. For the three months ended March 31, 2004, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $9.0 million after tax ($14.6 million pretax, comprised of $2.1 million at the Cheyenne Refinery and $12.5 million at the El Dorado Refinery) because of the increasing crude oil and refined product prices. The price of crude oil on the New York Mercantile Exchange was very volatile in the first quarter of 2004, beginning the year at $32.52 per barrel, reaching a high of $38.18 per barrel in mid-March, then dropping to $35.76 per barrel to end the quarter on March 31, 2004. For the three months ended March 31, 2003, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $5.2 million after tax ($8.4 million pretax, comprised of $3.0 million at the Cheyenne Refinery and $5.4 million at the El Dorado Refinery) because of increasing crude oil prices.

        The Cheyenne Refinery raw material, freight and other costs of $34.48 per sales barrel for the three months ended March 31, 2004 increased from $32.09 per sales barrel in the same period in 2003 due to higher crude oil prices and less inventory gains, offset by an improved light/heavy spread. The heavy crude oil utilization rate at the Cheyenne Refinery expressed as a percentage of the total crude oil charge decreased to 83% in the three month period ending March 31, 2004 from 91% in 2003, as we ran more light crude oil due to the unavailability of the coker for approximately a month. The light/heavy spread for the Cheyenne Refinery averaged $8.17 per barrel in the three months ended March 31, 2004 compared to $7.37 per barrel in the same period in 2003.

        The El Dorado Refinery raw material, freight and other costs of $34.28 per sales barrel for the three months ended March 31, 2004 increased from $34.05 per sales barrel in the same period in 2003 due to higher average crude oil prices offset by more inventory gains and an improved WTI/WTS spread. The WTI/WTS crude spread increased from an average of $2.38 per barrel in the three-month period ending March 31, 2003, to $2.88 per barrel in this same period in 2004.

        Refinery operating expenses, excluding depreciation, includes both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries. Refinery operating expenses, excluding depreciation, were $55.3 million, or $4.09 per sales barrel, in the three months ended March 31, 2004 compared to $51.3 million, or $3.93 per sales barrel, in the comparable period of 2003.

        The Cheyenne Refinery operating expenses, excluding depreciation, were $17.9 million, or $4.02 per sales barrel, in the three months ended March 31, 2004 compared to $14.6 million, or $3.25 per sales barrel, in the comparable period of 2003 primarily due to higher maintenance costs ($1.3 million), higher natural gas costs ($724,000), excess turnaround costs and accruals ($527,000), consulting and legal ($395,000), and additives and chemicals ($196,000). The per barrel refinery operating expense increase was further impacted by less sales volume during the first three months of 2004 compared to the same period in 2003.

        The El Dorado Refinery operating expenses, excluding depreciation, were $37.4 million in the three months ended March 31, 2004, increasing from $36.7 million in the same three month period of 2003 primarily due to higher natural gas costs ($398,000) and electricity ($271,000). The refinery operating expense on a per sales barrel basis reflects a $.17 per barrel reduction in expense due to more sales volumes in 2004 than in 2003.

        Selling and general expenses, excluding depreciation, increased $2.0 million, or 43%, for the three months ended March 31, 2004 because of $1.5 million in costs related to the Beverly Hills litigation ($1.1 million in legal costs, substantially all of which have been paid or will be paid from the Commutation Account, and $423,000 amortization of the loss mitigation insurance premium purchased in October 2003) in 2004 (as opposed to none in 2003) and increases in salaries.

        Merger termination legal costs of $3.3 million for the three months ended March 31, 2004 include ongoing legal costs associated with the termination of the anticipated merger and resulting lawsuit with Holly.

        Depreciation increased $859,000, or 12%, for the three months ended March 31, 2004 as compared to the same period in 2003 because of increases in capital investments at our Refineries.

        The interest expense and other financing costs of $5.9 million for the three months ended March 31, 2004 decreased $1.6 million, or 21%, from $7.4 million in the comparable period in 2003 due to redemption of the 9?% Senior Notes in December 2003 and the write-off in the 2003 period of deferred finance costs related to previous repurchases of Senior Notes, offset by higher interest expense on the revolving credit facility. Average debt outstanding decreased to $228 million during the three months ended March 31, 2004 from $229 million for the same period in 2003. Even though the 9?% Senior Notes were not outstanding during the three months ending March 31, 2004, higher revolving credit facility borrowings were utilized in the first quarter of 2004 than in the comparable period in 2003.

        Interest income decreased $172,000 from $373,000 in the three months ended March 31, 2003 to $201,000 in the three months ended March 31, 2004 due to less cash available to invest.

        The income tax benefit for the three months ended March 31, 2004 was $2.2 million on a pretax loss of $6.0 million (or 37.5%) reflecting the effect of the permanent book versus tax differences from our current estimated effective tax rate of 38.26%. Our effective income tax rate for the benefit of income taxes was $2.2 million on a pretax loss of $5.9 million, or also 37.5%, for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash used in operating activities was $17.3 million for the three months ended March 31, 2004 compared to $19.3 million used during the three months ended March 31, 2003. The most significant use of cash for operating activities during both of the three-month periods of 2004 and 2003 was the increase in inventories of $37.7 million in the 2004 period and $40.1 million in the 2003 period. The increase in inventories was due to both increasing prices and inventory volumes during the periods.

        The most significant item offsetting the negative cash impacts during the three months ended March 31, 2004, was an increase in trade and crude payables (providing cash) of nearly $19.0 million. Working capital changes used a total of $21.8 million of cash flows in the three months ended March 31, 2004 while using $22.0 million of cash flows in the comparable period in 2003, the major component being the change in inventory discussed above.

        At March 31, 2004, we had $62.6 million of cash and cash equivalents, working capital of $21.4 million and $45.0 million of borrowing base availability for additional borrowings under our revolving credit facility.

        During the three months ended March 31, 2004, we increased our treasury stock by 72,887 shares ($1.3 million) which were obtained directly from employees in cashless stock option exercises, and we received another 44,699 shares ($793,000) of treasury stock from stock surrendered by employees to pay their withholding taxes related to the stock option exercises. We also acquired 48,345 shares ($899,000) of treasury stock from stock surrendered by employees to pay their withholding taxes on shares of restricted stock which vested during the quarter.

        Capital expenditures during the first quarter of 2004 were $16.6 million, which included payments of approximately $6.4 million for the Cheyenne Refinery low sulfur gasoline project (completed in December 2003) and approximately $3.5 million in unplanned capital due to the Cheyenne Refinery coker fire. In addition to the $6.4 million Cheyenne Refinery low sulfur gasoline project payments, sustaining and other capital expenditures totaling approximately $71.4 million are currently planned for 2004. These 2004 capital expenditures include $43.0 million for the El Dorado Refinery, $27.4 million for the Cheyenne Refinery, and another $1.0 million of capital for expenditures in our Denver and Houston offices and asphalt terminal in Nebraska and for our share of crude pipeline projects. The $43.0 million of capital expenditures for our El Dorado Refinery includes $25.0 million to begin the ultra low sulfur diesel compliance project, as well as operational, payout, safety, administrative, environmental and optimization projects. The $27.4 million of other capital expenditures for our Cheyenne Refinery includes $7.0 million of capital due to the Cheyenne Refinery coker fire ($3.5 million has already been paid as of March 31, 2004), ultra low sulfur diesel, operational, environmental, safety, administrative and payout projects. As of March 31, 2004, we have accrued a receivable of $2.3 million from our insurance company for expected reimbursement of costs related to the coker fire and an additional estimated $3.0 million may be accrued during the second quarter. We would expect to receive the total estimated reimbursement in the third or fourth quarter of 2004. Compliance with the upcoming ultra low sulfur diesel requirements at our Refineries will require additional capital expenditures through 2006. The total capital we will utilize to comply with the regulations is estimated to be $13 million at the Cheyenne Refinery and up to $116 million at the El Dorado Refinery. The expenditures for the ultra low sulfur diesel projects for 2004 is estimated at $2 million at the Cheyenne Refinery and $25 million at the El Dorado Refinery, which are included in the capital expenditures discussed above. The remaining costs for the ultra low sulfur diesel projects at both Refineries are expected to be spent in 2005 and 2006. It may be necessary for us to obtain external financing in 2005 or 2006 to fund these required expenditures.

        As of March 31, 2004, we had $250.4 million principal of total consolidated debt ($170.4 million long-term debt and $80.0 million under our revolving credit facility) and $27.2 million outstanding letters of credit under our revolving credit facility. We were in compliance with the financial covenants of our revolving credit facility as of March 31, 2004. We have shareholders’ equity of $165.6 million as of March 31, 2004. Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks”.

        Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we have made, or may be required to make, contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60 million per year of the El Dorado Refinery’s revenues less its material costs and operating costs, other than depreciation. No payment was necessary in 2004, based on 2003 results. Any contingency payment will be recorded when determinable. At this time, it is unknown whether such a payment will be required in early 2005 based on 2004 results. Such contingency payments, if any, will be recorded as additional acquisition costs.

        Our Board of Directors declared a quarterly cash dividend of $.05 per share in December 2003, which was paid in January 2004. In addition, our Board of Directors declared a quarterly cash dividend of $.05 per share in March 2004, which was paid on April 12, 2004 to shareholders of record on March 26, 2004. The total cash required for this dividend was approximately $1.3 million and was accrued at quarter-end.

                                    REFINING OPERATING STATISTICAL INFORMATION

Consolidated:                                                                           Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                      2004               2003
                                                                                 --------------     --------------

Charges (bpd) (1)
     Light crude                                                                         37,922             26,576
     Heavy and intermediate crude                                                        97,357             97,699
     Other feed and blend stocks                                                         16,736             20,549
                                                                                ---------------     --------------
         Total                                                                          152,015            144,824

Manufactured product yields (bpd) (2)
     Gasoline                                                                            74,468             74,614
     Diesel and jet fuel                                                                 47,459             42,760
     Asphalt                                                                              6,972              5,382
     Chemicals                                                                              903                848
     Other                                                                               18,144             17,792
                                                                                ---------------     --------------
         Total                                                                          147,946            141,396

Total product sales (bpd)
     Gasoline                                                                            82,922             83,032
     Diesel and jet fuel                                                                 48,131             44,257
     Asphalt                                                                              6,618              3,946
     Chemicals                                                                              849                848
     Other                                                                               10,122             12,838
                                                                                ---------------     --------------
         Total                                                                          148,642            144,921

Refinery operating margin information (per sales bbl)
     Refined products revenue                                                   $         39.97      $       38.16
     Raw material, freight and other costs (FIFO inventory accounting)                    34.35              33.38
     Refinery operating expenses, excluding depreciation                                   4.09               3.93
     Refinery depreciation                                                                  .56                .54

Average WTI crude oil priced at Cushing, OK                                     $         35.76      $       34.78

Average gasoline crack spreads (per barrel) (3)                                 $          7.49      $        5.85
Average diesel crack spreads (per barrel) (3)                                   $          4.07      $        5.95

Average sales price (per sales bbl)
     Gasoline                                                                   $         44.14      $       41.11
     Diesel and jet fuel                                                                  40.40              40.88
     Asphalt                                                                              18.99              23.59
     Chemicals                                                                            72.45              64.82
     Other                                                                                14.80              12.48

(1) Charges are the quantity of crude oil and other feedstocks processed through refinery units.

(2) Manufactured product yields are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units.

(3) The average non-oxygenated gasoline and diesel net sales prices we receive for each product less the average WTI crude priced at Cushing, Oklahoma.

                                       REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:                                                                      Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                     2004                2003
                                                                                 -------------      --------------
Charges (bpd) (1)
     Light crude                                                                         6,441               3,766
     Heavy crude                                                                        31,472              38,458
     Other feed and blend stocks                                                         4,765               6,681
                                                                                --------------      --------------
         Total                                                                          42,678              48,905

Manufactured product yields (bpd) (2)
     Gasoline                                                                           19,025              20,866
     Diesel                                                                             10,752              14,093
     Asphalt                                                                             6,972               5,382
     Other                                                                               4,162               7,246
                                                                                --------------      --------------
         Total                                                                          40,911              47,587

Total product sales (bpd)
     Gasoline                                                                           27,887              27,620
     Diesel                                                                             11,896              13,877
     Asphalt                                                                             6,618               3,946
     Other                                                                               2,626               4,420
                                                                                --------------      --------------
         Total                                                                          49,027              49,863

Refinery operating margin information (per sales bbl)
     Refined products revenue                                                   $        38.74      $        38.31
     Raw material, freight and other costs (FIFO inventory accounting)                   34.48               32.09
     Refinery operating expenses, excluding depreciation                                  4.02                3.25
     Refinery depreciation                                                                 .92                 .85

Average light/heavy crude spread (per barrel) (3)                               $         8.17      $         7.37

Average gasoline crack spreads (per barrel) (4)                                 $         6.57      $         6.31
Average diesel crack spreads (per barrel) (4)                                   $         5.48      $         7.12

Average sales price (per sales bbl)
     Gasoline                                                                   $        44.74      $        42.99
     Diesel                                                                              42.06               42.60
     Asphalt                                                                             18.99               23.59
     Other                                                                                9.72                8.78

(1) Charges are the quantity of crude oil and other feedstocks processed through refinery units.

(2) Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units.

(3) Average light/heavy spread is the differential between the benchmark average WTI crude priced at Cushing, Oklahoma and the heavy crude oil priced delivered to the Cheyenne Refinery. The light/heavy spread for prior periods has been restated to conform to the current presentation using WTI as the light crude oil in order to be comparable with WTI/WTS spread reported for the El Dorado Refinery.

(4) The average non-oxygenated gasoline and diesel net sales prices we receive for each product less the average WTI crude priced at Cushing, Oklahoma.

                                    REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:                                                                     Three Months Ended
                                                                                             March 31,
                                                                                 ---------------------------------
                                                                                     2004                2003
                                                                                 -------------      --------------
Charges (bpd) (1)
     Light crude                                                                        31,481              22,810
     Heavy and intermediate crude                                                       65,885              59,241
     Other feed and blend stocks                                                        11,971              13,868
                                                                                --------------      --------------
         Total                                                                         109,337              95,919

Manufactured product yields (bpd) (2)
     Gasoline                                                                           55,443              53,748
     Diesel and jet fuel                                                                36,707              28,667
     Chemicals                                                                             903                 848
     Other                                                                              13,982              10,547
                                                                                --------------      --------------
         Total                                                                         107,035              93,810

Total product sales (bpd)
     Gasoline                                                                           55,035              55,412
     Diesel and jet fuel                                                                36,235              30,380
     Chemicals                                                                             849                 848
     Other                                                                               7,496               8,417
                                                                                --------------      --------------
         Total                                                                          99,615              95,057

Refinery operating margin information (per sales bbl)
     Refined products revenue                                                   $        40.58      $        38.08
     Raw material, freight and other costs (FIFO inventory accounting)                   34.28               34.05
     Refinery operating expenses, excluding depreciation                                  4.12                4.29
     Refinery depreciation                                                                 .38                 .38

WTI/WTS crude spread (per bbl) (3)                                              $         2.88      $         2.38

Average gasoline crack spreads (per barrel) (4)                                 $         7.95      $         5.62
Average diesel crack spreads (per barrel) (4)                                   $         3.61      $         5.42

Average sales price (per sales bbl)
     Gasoline                                                                   $        43.84      $        40.17
     Diesel and jet fuel                                                                 39.85               40.09
     Chemicals                                                                           72.45               64.82
     Other                                                                               16.58               14.43

(1) Charges are the quantity of crude oil and other feedstocks processed through refinery units.

(2) Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units.

(3) Average differential between benchmark West Texas intermediate (sweet) crude oil priced at Cushing, Oklahoma and West Texas sour crude oil priced at Midland, Texas.

(4) The average non-oxygenated gasoline and diesel net prices we receive for each product less the average WTI crude priced at Cushing, Oklahoma.

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

        Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, our purchases of foreign crude oil and consumption of natural gas in the refining process as well as fix margins on certain future production. The commodity derivative contracts we use may take the form of futures contracts or price swaps and are entered into with reputable counterparties. We use futures transactions to price foreign crude oil cargos at the time when the crude oil is processed by the El Dorado Refinery instead of the price when purchased. Foreign crude oil delivery times can exceed one month from when the purchase is made. In addition, we may engage in futures transactions for the purchase of natural gas at fixed prices. The El Dorado and Cheyenne refineries consume natural gas for energy and feedstock purposes. When we make the decision to manage our price exposure, we neither incur losses from negative price changes nor do we obtain the benefit of positive price changes. We account for our commodity derivative contracts under 1) the hedge (or deferral) method of accounting when the derivative contracts qualify and are designated as hedges for accounting purposes, or 2) mark-to-market accounting if we elect not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in refining operating costs when the associated transactions are consummated while gains and losses on transactions accounted for using mark-to-market accounting are reflected in other revenues at each period end.

        Other revenues for the three months ended March 31, 2004 includes $3.5 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting.

        At March 31, 2004, we had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are being reflected in other revenues:

•	Derivative contracts on 178,000 barrels of crude oil to fix the heavy crude differential to the Nymex light crude oil contract price for a portion of the purchases committed to under our crude oil supply agreement with Baytex. These positions fix the heavy crude oil differential on 50% of April 2004 and May 2004 deliveries for the Cheyenne Refinery. As of March 31, 2004, we had unrealized losses of $683,000 related to these contracts. During the three months ended March 31, 2004, we recorded losses of $1.3 million on similar contracts to fix the heavy crude oil differential on a percentage of January, February and March 2004 deliveries.

•	Derivative contracts on 513,000 barrels of crude oil to hedge crude oil and intermediate product inventory builds for both the Cheyenne and El Dorado Refineries expected to be drawn down during the months of May, June and July 2004. These open contracts have total unrealized gains at March 31, 2004 of approximately $83,000. During the three months ended March 31, 2004, we realized net losses of approximately $1.6 million on closed out contracts to hedge crude oil and intermediate inventories.

        We had no open derivative contracts at March 31, 2004 that were being accounted for as hedges. We also had no derivatives during the three months ended March 31, 2004, that were designated and accounted for as hedges.

        Interest Rate Risk. Borrowings under our revolving credit facility bear a current market rate of interest. Our approximately $170.5 million principal of 11¾% Senior Notes outstanding, due 2009, have a fixed interest rate and thus our long-term debt is not exposed to cash flow risk from interest rate changes; however, our long-term debt is exposed to fair value risk. The estimated fair value of our 11¾% Senior Notes at March 31, 2004 was $185.8 million.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings - See Note 6 in the Notes to Interim Consolidated Financial Statements.
ITEM 2.	Changes in Securities - There have been no changes in the constituent instruments defining the rights of the holders of any class of registered securities during the current quarter.
ITEM 3.	Defaults Upon Senior Securities - None.
ITEM 4.	Submission of Matters to a Vote of Security Holders -

The annual meeting of the registrant was held April 15, 2004 with the shareholders approving the proposals for the election of seven directors and the appointment of Deloitte & Touche LLP as the Company’s auditors for the year ending December 31, 2004.

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

32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A report on Form 8-K was filed January 8, 2004 and dated January 6, 2004, File Number 1-07627, regarding a press release announcing the delay of the trial of the Company’s lawsuit against Holly Corporation.

A report on Form 8-K was filed January 22, 2004 and dated January 20, 2004, File Number 1-07627, regarding a press release announcing a fire at the Company’s Cheyenne Refinery.

A report on Form 8-K was filed and dated February 11, 2004, File Number 1-07627, regarding a press release announcing the Company’s financial results for the year ended December 31, 2003.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER OIL CORPORATION

By:	/s/ Nancy J. Zupan –––––––––––––––––––– Nancy J. Zupan Vice President - Controller (principal accounting officer)

Date: May 6, 2004