Form 10-Q
period 2004-06-30
FRONTIER OIL CORP /NEW/
filed 2004-08-05
CIK 110430

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

     FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004 OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from . . . . to . . . . Commission file number 1-7627

    FRONTIER OIL CORPORATION
    (Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization) 10000 Memorial Drive, Suite 600 Houston, Texas (Address of principal executive offices)	74-1895085 (I.R.S. Employer Identification No.) 77024-3411 (Zip Code)

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
Yes  [x]    No . . .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes [x] No . . . Registrant’s number of common shares outstanding as of August 3, 2004: 26,922,957

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2004

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

                                                           Six Months Ended             Three Months Ended
                                                                June 30                       June 30
                                                          2004           2003           2004           2003
                                                       ----------     ----------     -----------    ----------

Revenues:
     Refined products                                $  1,278,172    $ 1,031,149     $   737,482    $  533,428
     Other                                                 (4,936)         1,648          (1,578)          (15)
                                                       ----------     ----------     -----------    ----------
                                                        1,273,236      1,032,797         735,904       533,413
                                                       ----------     ----------     -----------    ----------
Costs and Expenses:
     Raw material, freight and other costs              1,048,451        898,678         583,868       463,374
     Refinery operating expenses, excluding
       depreciation                                       106,403        100,564          51,113        49,253
     Selling and general expenses, excluding
       depreciation                                        13,846          9,794           7,171         5,116
     Merger termination and legal costs                     3,663              -             376             -
     Depreciation                                          15,762         14,031           7,943         7,071
                                                       ----------     ----------     -----------    ----------
                                                        1,188,125      1,023,067         650,471       524,814
                                                       ----------     ----------     -----------    ----------

Operating Income                                           85,111          9,730          85,433         8,599
                                                       ----------     ----------     -----------    ----------

Interest expense and other financing costs                 11,805         14,159           5,949         6,733
Interest income                                              (405)          (647)           (204)         (274)
Gain on involuntary conversion of assets                     (594)             -            (594)            -
Merger financing termination costs, net                         -          3,420               -         3,420
                                                       ----------     ----------     -----------    ----------
                                                           10,806         16,932           5,151         9,879
                                                       ----------     ----------     -----------    ----------

Income (Loss) Before Income Taxes                          74,305         (7,202)         80,282        (1,280)
Provision (Benefit) for Income Taxes                       28,572         (2,510)         30,813          (288)
                                                       ----------     ----------     -----------    ----------

Net Income (Loss)                                      $   45,733     $   (4,692)    $    49,469    $     (992)
                                                       ==========     ==========     ===========    ==========

Basic Income (Loss) Per Share
     of Common Stock                                   $     1.73     $     (.18)    $      1.86    $     (.04)
                                                       ==========     ==========     ===========    ==========

Diluted Income (Loss) Per Share
     of Common Stock                                   $     1.68     $     (.18)    $      1.81    $     (.04)
                                                       ==========     ==========     ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

                                                            Six Months Ended             Three Months Ended
                                                                June 30                       June 30
                                                          2004           2003           2004           2003
                                                       ----------     ----------     -----------    ----------
Net Income (Loss)                                      $   45,733     $   (4,692)    $    49,469    $     (992)
Other Comprehensive Income, Net of Income Tax                   -              -               -             -
                                                       ----------     ----------     -----------    ----------
Comprehensive Income (Loss)                            $   45,733     $   (4,692)    $    49,649    $     (992)
                                                       ==========     ==========     ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

June 30, 2004 and December 31, 2003                                                 2004               2003
                                                                                -----------         ----------
ASSETS
Current Assets:
     Cash, including cash equivalents of
         $83,046 in 2004 and $56,811 in 2003                                    $    88,086         $   64,520
     Trade receivables, net of allowance of $500 in both years                      107,078             86,519
     Other receivables                                                                4,905              1,834
     Inventory of crude oil, products and other                                     175,949            123,999
     Deferred tax assets                                                              5,878              5,967
     Other current assets                                                             2,186              1,974
                                                                                -----------         ----------
         Total current assets                                                       384,082            284,813
                                                                                -----------         ----------
Property, Plant and Equipment, at cost:
     Refineries, terminal equipment and pipeline                                    511,341            489,502
     Furniture, fixtures and other equipment                                          6,349              6,142
                                                                                -----------         ----------
                                                                                    517,690            495,644
         Less - Accumulated depreciation                                            188,013            173,196
                                                                                -----------         ----------
                                                                                    329,677            322,448
Deferred financing costs, net                                                         3,584              4,009
Commutation Account                                                                  18,202             19,550
Prepaid Insurance                                                                     5,747              6,593
Other Assets                                                                          4,816              4,884
                                                                                -----------         ----------
TOTAL ASSETS                                                                    $   746,108         $  642,297
                                                                                ===========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   218,060         $  177,235
     Revolving credit facility                                                       39,500             45,750
     Accrued turnaround cost                                                         12,887             10,412
     Accrued liabilities and other                                                   19,339             10,282
     Accrued interest                                                                 2,510              2,513
                                                                                -----------         ----------
         Total current liabilities                                                  292,296            246,192
                                                                                -----------         ----------

Long-Term Debt                                                                      168,796            168,689
Long-Term Accrued Turnaround Cost                                                    11,240             16,229
Post-Retirement Employee Liabilities                                                 21,389             20,725
Deferred Credits and Other                                                            4,594              4,255
Deferred Income Taxes                                                                30,947             16,930

Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                 -                  -
Common stock, no par, 50,000,000 shares authorized,
         31,545,324 and 30,643,549 shares issued in 2004 and 2003                    57,594             57,504
     Paid-in capital                                                                117,322            106,443
     Retained earnings                                                               90,675             47,614
     Accumulated other comprehensive loss                                              (924)              (924)
     Treasury stock, 4,638,467 shares and 4,264,673 shares
         in 2004 and 2003                                                           (47,024)           (39,914)
     Deferred employee compensation                                                    (797)            (1,446)
                                                                                -----------         ----------
     Total Shareholders' Equity                                                     216,846            169,277
                                                                                -----------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   746,108         $  642,297
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the six months ended June 30,                                                   2004               2003
                                                                                -----------         ----------
OPERATING ACTIVITIES
Net income (loss)                                                               $    45,733         $   (4,692)
Depreciation                                                                         15,762             14,031
Deferred income taxes                                                                18,727             (2,529)
Deferred credits and other                                                            3,795              2,193
Net assets written-off in involuntary conversion of assets                            1,126                  -
Change in working capital from operations                                           (23,525)            (9,027)
                                                                                -----------         ----------
     Net cash provided by (used in) operating activities                             61,618                (24)
                                                                                -----------         ----------

INVESTING ACTIVITIES
Additions to property, plant and equipment and other                                (28,320)           (19,563)
                                                                                -----------         ----------
     Net cash used in investing activities                                          (28,320)           (19,563)
                                                                                -----------         ----------

FINANCING ACTIVITIES
Revolving credit facility (repayments) borrowings, net                               (6,250)             8,000
Proceeds from issuance of 8% Senior Notes                                                 -            218,143
Fund restricted cash (escrow account)                                                     -           (231,684)
Deferred finance costs                                                                    -             (6,585)
Issuance of common stock                                                              2,254                192
Purchase of treasury stock                                                           (3,029)              (428)
Dividends                                                                            (2,707)            (2,593)
                                                                                -----------         ----------
     Net cash used by financing activities                                           (9,732)           (14,955)
                                                                                -----------         ----------

Increase (Decrease) in cash and cash equivalents                                     23,566            (34,542)
Cash and cash equivalents, beginning of period                                       64,520            112,364
                                                                                -----------         ----------
Cash and cash equivalents, end of period                                        $    88,086         $   77,822
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS June 30, 2004
(Unaudited)

1.   Financial statement presentation

Financial statement presentation

        The financial statements include the accounts of Frontier Oil Corporation, a Wyoming corporation, and its wholly owned subsidiaries, including Frontier Holdings Inc., collectively referred to as Frontier or the Company. The Company is an energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”). The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming (the “Cheyenne Refinery”) and El Dorado, Kansas (the “El Dorado Refinery”). The Company also owns FGI, LLC, an asphalt terminal and storage facility in Grand Island, Nebraska, whose activities are included in the consolidated financial statements since December 1, 2003 when the Company increased its ownership from 50% to 100%. Previously, the Company’s 50% interest in FGI, LLC was accounted for using the equity method of accounting. The Company also owns a 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in two crude oil tanks in Guernsey, Wyoming, both of which are accounted for as undivided interests. Each asset, liability, revenue and expense is reported on a proportionate gross basis. In addition, the equity method of accounting is utilized for the Company’s 25% interest in 8901 Hangar, Inc., a company which leases and operates a private airplane hangar. All of the operations of the Company are in the United States, with its marketing efforts focused in the Rocky Mountain region and the Plains States. The term “Rocky Mountain region,” refers to the states of Colorado, Wyoming, Montana and Utah, and the term “Plains States,” refers to the states of Kansas, Nebraska, Iowa, Missouri, North Dakota and South Dakota. The Company purchases crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke. The operations of refining and marketing of petroleum products are considered part of one reporting segment.

        These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2003 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004.

Earnings per share

        Basic earnings per share (“EPS”) has been computed based on the weighted average number of common shares outstanding. Basic and diluted shares were the same for the six months and the three months ended June 30, 2003 because losses were incurred in both periods. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

                              Six Months Ended             Three Months Ended
                                   June 30                       June 30
                             2004           2003           2004           2003
                         ------------   -----------    -----------    -----------
     Basic                26,453,503     25,896,557     26,607,128     25,928,910
     Diluted              27,224,229     25,896,557     27,312,515     25,928,910

New accounting pronouncements

        In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, “Share Based Payment”, an amendment of FASB Statements No. 123 and 95. This statement would require companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal years ending after December 31, 2004. The Company currently measures stock-based compensation in accordance with Accounting Principles Board (“APB”) No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. No compensation cost for stock options was recognized in the consolidated statements of operations for the six months or the three months ended June 30, 2004 and 2003. The Company is currently evaluating the various provisions of the Exposure Draft. If adopted by the FASB as proposed, the impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options granted. See Note 3 for the pro forma impact the fair value method would have had on the Company’s results of operations for the six months and three months ended June 30, 2004 and 2003.

2.   Schedule of major components of inventory

                                                         June 30,        December 31,
                                                           2004              2003
                                                       -------------    -------------
                                                               (in thousands)

Crude oil                                              $      44,516    $      39,374
Unfinished products                                           67,593           31,240
Finished products                                             45,626           34,712
Process chemicals                                              4,369            5,175
Repairs and maintenance supplies and other                    13,845           13,498
                                                       -------------    -------------
                                                       $     175,949    $     123,999
                                                       =============    =============

        Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first in, first out (“FIFO”) basis or market. Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost. Unfinished products (work in process) include any crude oil which has entered into the refining process and other feedstocks that are not finished as far as refining operations are concerned. These include unfinished gasoline and diesel, blendstocks and other feedstocks. Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products. Unfinished and finished products inventory values have both components of raw material, the associated raw material freight, and other costs and direct refinery operating expense allocated when refining begins relative to their proportionate market values. Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts. The net exchange balance is included in inventory. Inventories of materials, supplies and process chemicals are recorded at the lower of average cost or market.

3.   Stock-based compensation

        Stock-based compensation is measured in accordance with APB Opinion No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock.

        On March 13, 2001, the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Plan”) which reserved 1,000,000 shares of common stock, held as treasury stock by the Company, for restricted stock grants to be made under an incentive compensation program. Restricted shares, when granted, are recorded at the market value on the date of issuance as deferred employee compensation (equity account) and amortized to compensation expense over the respective vesting periods of the stock. Compensation costs of $649,000 and $632,000, related to restricted stock awards, were recognized for the six months ended June 30, 2004 and 2003, respectively. Compensation costs of $266,000 and $377,000, related to restricted stock awards, were recognized for the three months ended June 30, 2004 and 2003, respectively. As of June 30, 2004, there were 54,698 shares of unvested restricted stock outstanding, which represents the remaining shares from the 2002 grants which will vest in March 2005. No grants were made in 2003 or during the first six months of 2004. During the six months ended June 30, 2004, the Company received 48,443 shares ($901,000) of treasury stock from stock surrendered by employees to pay their withholding taxes on shares of restricted stock which vested during the quarter.

        The Company has a stock option plan which authorizes the granting of options to employees to purchase shares of the Company’s common stock. The plan through June 30, 2004 had reserved for issuance a total of 3,600,000 shares of common stock of which 3,501,250 shares have been granted (2,212,650 shares remain outstanding) and 98,750 shares were available to be granted. Of the $6.3 million (901,775 shares) of common stock issued during the six months ended June 30, 2004 under stock option plans, $4.1 million was funded by the Company receiving 215,599 shares of stock (now held as treasury stock) directly from employees in cashless stock option exercises. The Company also increased its number of shares of treasury stock when it received 112,752 shares ($2.1 million) of stock surrendered by employees to pay their withholding taxes related to the cashless stock option exercises. Options under the plan are granted at fair market value on the date of grant. No entries are made in the accounts until the options are exercised, at which time the proceeds are credited to common stock and paid-in capital. Generally, the options vest ratably throughout their one- to five-year terms.

        Had compensation costs been determined based on the fair value at the grant dates for awards, the Company’s income loss and EPS would have been the pro forma amounts indicated in the following table for the six months and three months ended June 30, 2004 and 2003:

                                                 Six Months Ended             Three Months Ended
                                                      June 30                       June 30
                                                2004           2003          2004             2003
                                            ------------   -----------   ------------     ----------
                                                     (in thousands, except per share amounts)

Net income (loss) as reported                $   45,733     $  (4,692)     $    49,469    $     (992)
  Deduct: Pro forma compensation
           expense, net of tax                    1,068          1,946             483           574
                                             ----------     ----------     -----------    ----------
Pro forma net income (loss)                  $   44,665     $   (6,638)    $    48,986    $   (1,566)
                                             ==========     ==========     ===========    ==========

Basic Income (Loss) per Share:
  As reported                               $      1.73     $    (.18)     $      1.86   $      (.04)
  Pro forma                                        1.69          (.26)            1.84          (.06)

Diluted Income (Loss) per Share:
  As reported                               $      1.68     $    (.18)     $      1.81   $      (.04)
  Pro forma                                        1.64          (.26)            1.79          (.06)

The fair value of the grants was estimated on the date of grant using the Black-Scholes option pricing model.

4.   Price risk management activities

        The Company, at times, enters into commodity derivative contracts to manage its price exposure to inventory positions that are in excess of its base level of operating inventories, purchases of foreign crude oil, consumption of natural gas in the refining process, to fix margins on certain future production, or to fix differentials on crude oil. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with counterparties whom the Company believes are creditworthy. The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in “Raw material, freight and other costs” or “Refinery operating expenses, excluding depreciation” when the associated transactions are consummated. Gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” in each period.

        Other revenues for the six months ended June 30, 2004 included $5.3 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended June 30, 2004 included $1.8 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting.

        At June 30, 2004, the Company had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are included in “Other revenues” in the consolidated statements of operations:

•	Derivative contracts on 362,000 barrels of crude oil to hedge crude oil and intermediate product inventory builds for both the Cheyenne and El Dorado Refineries expected to be drawn down during the months of August and September 2004. These open contracts have total unrealized net gains at June 30, 2004 of approximately $404,000. During the six months ended June 30, 2004 the Company reported net losses of approximately $3.2 million on closed out contracts to hedge crude oil and intermediate inventories.

•	Derivative contracts on 194,000 barrels of crude oil to hedge normal butane inventory for the El Dorado Refinery expected to be drawn down during the months of October 2004 through early January 2005. These open contracts have total unrealized net gains at June 30, 2004 of approximately $396,000.

        During the six months ended June 30, 2004 the Company utilized derivative contracts on barrels of crude oil to fix the heavy crude differential to the New York Mercantile Exchange light crude oil contract price for a portion of the committed purchases under the Company’s crude oil supply agreement with Baytex. During the six months ended June 30, 2004, the Company recorded losses of approximately $2.6 million (included in “Other revenues”) on these contracts. No open positions remain at June 30, 2004 related to these contracts. The Company also utilized derivative contracts on barrels of crude oil to hedge crude oil inventories at the El Dorado Refinery and realized $327,000 in losses on these positions during the first quarter of 2004.

        The Company had no open derivative contracts at June 30, 2004 that were being accounted for as hedges. The Company also had no derivative contracts, during the six months ended June 30, 2004, that were designated and accounted for as hedges.

5.   Environmental

        The Company’s operations and many of its manufactured products are specifically subject to certain requirements of the Clean Air Act (“CAA”) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at the Company’s Refineries during the next several years. The Environmental Protection Agency (“EPA”) recently embarked on a Petroleum Refining Initiative (“Initiative”) alleging industry-wide noncompliance with certain longstanding rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. Frontier has been contacted by the EPA and invited to meet with them to hear more about the Initiative. At this time, Frontier does not know how or if the Initiative will affect the Company. The Company has, however, in recognition of the EPA’s reinterpretation of certain regulatory requirements associated with the Initiative, determined that over the next three years, expenditures totaling approximately $10 million may be necessary to further reduce emissions from the Refineries’ flare systems. Both the Kansas Department of Health and Environment (“KDHE”) and the Wyoming Department of Environmental Quality (“WDEQ”) have expressed their preference to enter into consent decrees with the Company to settle these and certain other compliance matters. The provisions of a KDHE Order have not yet been proposed; however, Region VII of the EPA has informed the state and the Company that requirements for reductions in emissions from the El Dorado Refinery Fluid Catalytic Cracking Unit (“FCCU”) must also be included in any settlement with the state if the Company wants protection from a subsequent EPA enforcement action under the Initiative. The Company is currently evaluating interim and final FCCU emission control options. The WDEQ has indicated its willingness to accept a monetary penalty of $120,000 along with the completion of an agreed upon Capital Supplemental Environmental Project valued at $535,000 to satisfy the reduction of flare system emissions, an earlier notice of violation regarding excess emissions from the Cheyenne Refinery’s crude unit heaters, resolution of the 1992 Odor Consent Decree and two recent odor violations associated with the startup of the Cheyenne Refinery’s new gasoline desulfurization equipment. The WDEQ Consent Decree formalizing this agreement is now being prepared. During the first quarter of 2004, the Company decreased the previously estimated penalty accrual of $317,000 recorded as of December 31, 2003, by $197,000,which is recorded in “Refinery operating expenses, excluding depreciation” on the consolidated statement of operations for the six months ended June 30, 2004.

        On December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that is to be allowed in gasoline. The new regulations require the phase-in of gasoline sulfur standards beginning in 2004 and continuing through 2008, with special provisions for small business refiners. Because the Company qualifies as a small business refiner, Frontier has elected to comply with the highway diesel sulfur standard by June 2006 (see discussion below) and extend Frontier’s small refiner interim gasoline sulfur standards at each of the Refineries until 2011. The Cheyenne Refinery has spent approximately $28.4 million to complete the project to meet the interim gasoline sulfur standard, which was required by January 1, 2004. The remaining $7.0 million estimated cost to meet the additional standard for the Cheyenne Refinery is expected to be incurred in 2009 and 2010. The total capital expenditures estimated as of June 30, 2004, for the El Dorado Refinery to achieve the final gasoline sulfur standard, are approximately $15 million, which are expected to be incurred between 2006 and 2009. The Company’s approach to achieve the gasoline sulfur standard at the El Dorado Refinery has been modified from building a new unit to the modification of existing equipment, thus reducing the cost from the original estimate of $44 million.

        The EPA recently promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006. As a small business refiner, Frontier has elected to comply with the highway diesel sulfur standard by June 2006 and extend Frontier’s small refiner interim gasoline sulfur standards at each of the Refineries until 2011. As of June 30, 2004, capital costs for diesel desulfurization are estimated to be approximately $13.5 million for the Cheyenne Refinery and approximately $100 million for the El Dorado Refinery. The Cheyenne Refinery expenditures are currently expected to be incurred beginning in 2004, with the majority to be incurred in 2005 and 2006. As a result of a modification of the Company’s approach to achieve diesel desulfurization at the El Dorado Refinery through pre-treatment of the FCCU feed, rather than post-treatment, the Company’s cost estimates have been reduced. Approximately $16.5 million of the El Dorado Refinery expenditures are currently expected to be incurred in 2004, with the remaining expenditures in 2005 and 2006. The precise timing and amount of these expenditures will likely vary as the detailed engineering to achieve the desulfurization is developed. It may be necessary for the Company to pursue external financing to fund a portion of these capital expenditures beginning in 2005 or 2006.

        On June 29, 2004, the EPA promulgated regulations designed to reduce emissions from the combustion of diesel fuel in non-road applications such as mining, agriculture, locomotives and marine vessels. The Company currently participates in this market through the manufacture and sale of approximately 6,000 barrels per day of non-road diesel fuel from our El Dorado Refinery. The new regulations will, in part, require refiners to reduce the sulfur content of non-road diesel fuel from it existing 5,000 parts per million (“ppm”) to 500 ppm in 2007 and further to 15 ppm in 2010 for all uses but locomotive and marine. Diesel fuel used in those applications will be required to meet the 15 ppm sulfur standard in 2012. Small refiners, such as Frontier, will be allowed to either postpone the new sulfur limits or, if the small refiner chooses to meet the new limit on the national schedule, increase their gasoline sulfur limits by 20%. Frontier intends to desulfurize all of its diesel fuel, including non-road, to the 15 ppm sulfur standard by 2006. The new regulation also clarifies that two EPA-approved small business refiners will be allowed to exceed both the small refiner maximum capacity and/or employee criteria through merger with or acquisition of another approved small business refiner without loss of small refiner regulatory status.

        The front range of Colorado (including the Denver metropolitan area) is a major market for the products manufactured by the Company’s Refineries. The State of Colorado has recently undertaken an effort to develop and implement controls necessary to ensure that the area will regain compliance with the EPA’s National Ambient Air Quality Standards for ozone during the three-year averaging period of 2005 through 2007. On March 25, 2004, the EPA advised the refiners supplying the Denver region that their request for continuance of the long-standing Reid Vapor Pressure (“RVP”) waiver would not be granted for the 2004 ozone control period and that gasoline marketed in the area could not exceed the regulatory standard of 7.8 pounds beginning May 1, 2004 at the marketing distribution terminals and June 1, 2004 at customer retail locations. Frontier has made modifications to its operations to temporarily comply with this unanticipated requirement and will incur approximately $1.9 million in 2004 in capital costs for continued compliance (with $322,000 incurred as of June 30, 2004).

        As is the case with all companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters. The matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that the Company may have manufactured, handled, used, released or disposed of.

Cheyenne Refinery. The Company is party to an agreement with the State of Wyoming requiring the investigation and possible eventual remediation of certain areas of the Cheyenne Refinery’s property that may have been impacted by past operational activities. Prior to this agreement, the Company addressed tasks required under a consent decree entered by the Wyoming State District Court on November 28, 1984 and involving the State of Wyoming, the WDEQ and the predecessor owners of the Cheyenne Refinery. This action primarily addressed the threat of groundwater and surface water contamination at the Cheyenne Refinery. As a result of these investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place or are in progress, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects totaling approximately $4 million and an ongoing groundwater remediation program averaging $150,000 in annual operation and maintenance costs. In addition, the EPA issued an administrative consent order with respect to the Cheyenne Refinery on September 24, 1990 pursuant to the Resource Conservation and Recovery Act. Among other things, this order required a technical investigation of the Cheyenne Refinery to determine if certain areas had been adversely impacted by past operational activities. Based upon the results of the investigation, additional remedial action could be required by a subsequent administrative order or permit.

        In accordance with permits issued by the State of Wyoming under the federal National Pollutant Discharge Elimination System (“NPDES”), the Cheyenne Refinery is permitted to discharge its treated wastewater to either of two receiving waterways: a creek adjacent to the Refinery or a normally dry ravine called “Porter Draw”. Certain landowners downstream of the Refinery’s permitted discharge to Porter Draw have recently expressed their unwillingness to continue to accommodate this wastewater flow by appealing the Company’s discharge permit and by giving notice of possible legal action. The Company has responded by negotiating a permit and an agreement with the City of Cheyenne (“City”) to redirect the Porter Draw discharge to the City’s publicly owned treatment plant in accordance with federal, state and local regulations. To initiate this wastewater treatment service, Frontier will pay the City a $1.6 million development fee which will be paid in equal installments over five years, with the first payment due on July 1, 2004. In addition, the Refinery will pay the City $2.00 per 1,000 gallons of wastewater treated. The Company is in negotiations with the two landowners to address their concerns and is arranging with the WDEQ for the forfeiture of the Refinery’s permit to discharge to Porter Draw.

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

        The most recent NPDES permit issued to the El Dorado Refinery requires, in part, the preparation and submittal of an engineering report identifying certain refinery wastewater treatment plant upgrades necessary to allow routine compliance with applicable discharge permit limits. In accordance with the provisions of the purchase and sale agreement, Shell will be responsible for the first $2 million of any required wastewater treatment system upgrades. If required system upgrade costs exceed this amount, Shell and Frontier will share, based on a sliding scale percentage, up to another $3 million in upgrade costs. Subject to the terms of the purchase and sale agreement, Shell will be responsible for up to $5 million in costs, in addition to Shell’s obligation for the wastewater treatment system upgrade, relating to safety, health and environmental conditions that arise after closing because of Shell’s operation of the El Dorado Refinery that are not covered under a ten-year insurance policy. This insurance policy has $25 million of coverage through November 17, 2009 for environmental liabilities, with a $500,000 deductible, and will reimburse Frontier for losses related to certain conditions existing prior to the Company’s acquisition of the El Dorado Refinery. The first phase of wastewater treatment system upgrades was completed in 2001 at a cost of $2.6 million with payment apportioned as described above. In accordance with this agreement, Shell has also recently agreed to reimburse the Company for its share (approximately $450,000) of approximately $750,000 of costs incurred by the Company during the recent work to identify and remedy wastewater effluent toxicity concerns.

6.   Litigation

    Beverly Hills Lawsuits. A Frontier subsidiary, Wainoco Oil & Gas Company, owned and operated an interest in an oil field in the Los Angeles, California metropolitan area from 1985 to 1995. The production facilities for that interest in the oil field are located at the campus of the Beverly Hills High School. In April 2003, a law firm began filing claims with the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from the oil field or the production facilities caused cancers or various other health problems in those individuals. Wainoco Oil & Gas Company and Frontier have been named in six such suits: Moss et al. v. Veneco, Inc. et al., filed in June 2003; Ibraham et al. v. City of Beverly Hills et al. filed in July 2003; Yeshoua et al. v. Veneco, Inc. et al., filed in August 2003; Jacobs v. Wainoco Oil & Gas Company et al., filed in December 2003; Bussel et al. v. Veneco, Inc. et al., filed in January 2004; and Steiner et al. v. Venoco Inc. et al; filed in May 2004. Other defendants in these lawsuits include the Beverly Hills Unified School District, the City of Beverly Hills, ten other oil and gas companies, two additional companies involved in owning or operating a power plant adjacent to the Beverly Hills High School and three of their related parent companies. The lawsuits include claims for personal injury, wrongful death, loss of consortium and/or fear of contracting diseases, and also ask for punitive damages. No dollar amounts of damages have been specified in any of the lawsuits. The six pending lawsuits have been related to one another and have been transferred to a judge on the complex civil litigation panel in the Superior Court of the State of California for the County of Los Angeles. A case management order has been entered in the case pursuant to which 12 plaintiffs have been selected as the initial group of plaintiffs to go to trial, discovery has commenced and a preliminary trial date has been set for July 25, 2005.

        The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills high school students, school employees or area residents. Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from an insurance company with an A.M. Best rating of A++ (Superior) covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date. The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity. The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million. In October 2003, the Company paid $6.25 million to the insurance company (which included an indemnity premium of $5.75 million and a $500,000 administration fee) and also funded with the insurance company a commutation account of approximately $19.5 million, from which the insurance company is funding the first costs under the policy including, but not limited to, the costs of defense of the claims. As of June 30, 2004, the commutation account balance is approximately $18.2 million. The Company also paid $772,500 to the State of California for surplus line tax on the premium. Frontier has the right to terminate the policy at any time after the first year and, prior to September 30, 2008, receive a refund of up to $4.3 million of the premium (which dollar amount declines over time) plus any unspent balance in the commutation account plus accumulated interest. While the policy is in effect, the insurance company will manage the defense of the claims. The Company is also seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period.

        Frontier believes that neither the claims that have been made, the six pending lawsuits, nor other potential future litigation, by which similar or related claims may be asserted against Frontier or its subsidiary, will result in any material liability or have any material adverse effect upon Frontier.

    Holly Lawsuit. On August 20, 2003, Frontier announced that Holly Corporation (“Holly”) had advised the Company that Holly was not willing to proceed with the merger agreement previously announced on March 31, 2003 on the agreed terms. As a result, Frontier filed suit for damages in the Delaware Court of Chancery. On September 2, 2003, Holly filed an answer and counterclaims, denying the Company’s claims, asserting that Frontier repudiated the merger agreement by filing the Delaware lawsuit, and claiming among other things that the Beverly Hills, California litigation caused the Company to be in breach of its representations and warranties in the merger agreement. Frontier has denied all of Holly’s counterclaims. Trial on the suit and Holly’s counterclaims concluded on March 5, 2004. Oral arguments were held on May 4, 2004, and a decision is expected to be announced soon. Frontier believes that the counterclaims filed against it by Holly will not result in any material liability or have any material adverse effect upon Frontier.

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

     Other. We are also involved in various lawsuits which are incidental to our business. In management’s opinion, the adverse determination of such lawsuits would not have a material effect on our liquidity, financial position or results of operations.

7.   Other Contingencies – El Dorado Earn-out Payments

        On November 16, 1999, Frontier acquired the 110,000 barrels per day crude oil refinery located in El Dorado, Kansas from Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”). Under the provisions of the purchase and sale agreement, the Company is required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60 million per year of the El Dorado Refinery’s annual revenues less its material costs and operating costs, other than depreciation. The total amount of these contingent payments is capped at $40 million, with an annual cap of $7.5 million. Any contingency payment will be recorded when determinable at each year-end as an additional acquisition cost. No contingent earn-out payment was required based on 2003, 2002 or 2000 results. A contingent earn-out payment of $7.5 million was required based on 2001 results and was accrued as of December 31, 2001 and paid in early 2002. It will not be known until year-end if a contingent earn-out payment, based on 2004 results, will be required in early 2005. However, based on the results of operations for the six months ended June 30, 2004, it is probable, but not estimatable, that a payment may be required.

8.   Cheyenne Refinery Fire

        On January 19, 2004, a fire occurred in the furnaces of the coking unit at the Cheyenne Refinery. The coker was out of service for approximately one month. Although the coker has been returned to service, some capital work is still ongoing; thus, final capital costs resulting from the fire are not yet known. As of June 30, 2004, the Company had recorded a receivable of $3.5 million ($2.6 million of which was received in July), which represents a partial settlement with its insurers. This amount exceeds expenses recorded to date by $594,000, resulting in the “Gain from involuntary conversion of assets” included in the statements of operations for the six months and three months ended June 30, 2004. Expenses recorded to date include $1.8 million in clean-up costs and $1.1 million of net property, plant and equipment written-off ($2.1 million, net of $945,000 accumulated depreciation) due to the fire. The Company has incurred $7.7 million in capital work through June 30, 2004 to replace the coker furnaces. Once final capital costs are determined, additional amounts are expected to be recovered through the Company’s insurance coverage.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        To assist in understanding our operating results, please refer to the operating data at the end of this analysis, which provides key operating information for our combined Refineries. Data for each Refinery is included in our annual report on Form 10-K, our quarterly reports on Form 10-Q and on our web site at http://www.frontieroil.com. We make our web site content available for informational purposes only. The web site should not be relied upon for investment purposes. We make available on this web site under “Investor Relations”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.

        The following are three significant indicators of our profitability reflected in the operating data included in this report:

         1) gasoline and diesel crack spreads: the average non-oxygenated gasoline and diesel net sales prices we receive for each product less the average West Texas Intermediate ("WTI") crude oil priced at Cushing, Oklahoma;

         2) light/heavy crude oil differential: the average differential between the benchmark WTI crude oil priced at Cushing, Oklahoma and the heavy crude oil priced delivered to the Cheyenne Refinery; and

         3) WTI/WTS crude oil differential: the average differential between benchmark WTI crude oil priced at Cushing, Oklahoma and West Texas sour crude oil priced at Midland, Texas.

        Other significant factors that influence our results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas prices and turnaround, or planned maintenance, activity). Frontier typically does not use derivative instruments to offset price risk on its base level of operating inventories. We use the first-in, first-out (“FIFO”) inventory accounting method. As such, crude oil price trends can cause significant fluctuation in the inventory valuation of our crude oil, unfinished products and finished products resulting in FIFO inventory gains when crude oil prices increase and FIFO inventory losses when crude oil prices decrease during the reporting period. See Price Risk Management Activities under Item 3 for a discussion of our utilization of futures trading.

         The terms “Frontier”, “we” and “our” refer to Frontier Oil Corporation and its subsidiaries.

Six months ended June 30, 2004 compared with the same period in 2003

         Overview of Results

        We had net income for the six months ended June 30, 2004 of $45.7 million, or $1.68 per diluted share, compared to a net loss of $4.7 million, or ($0.18) per share, in the same period in 2003. Our operating income of $85.1 million for the six months ended June 30, 2004 was an increase of $75.4 million from the $9.7 million operating income for the comparable period in 2003. The average gasoline crack spread was significantly higher during 2004 ($10.90 per barrel) than in 2003 ($6.54 per barrel) and both the light/heavy and WTI/WTS crude oil differentials improved. The average diesel crack spread was also higher during 2004 ($5.70 per barrel) than in 2003 ($4.93 per barrel).

        Our net income for the first six months of 2004 was reduced by the legal costs associated with the termination of the Holly Corporation (“Holly”) merger and the Beverly Hills litigation. On March 31, 2003, we announced that we had entered into an agreement with Holly pursuant to which the two companies would merge. On August 20, 2003, we announced that Holly had advised us that it was not willing to proceed with our merger agreement on the agreed terms. As a result, we filed suit against Holly for damages in Delaware. Merger termination legal costs reduced earnings in the first six months of 2004 by $3.7 million pretax ($2.3 million after tax) and costs related to the Beverly Hills litigation reduced earnings in the first six months of 2004 by an additional $3.5 million pretax ($2.2 million after tax).

         Specific Variances

        Refined product revenues increased $247.0 million, or 24%, from $1.0 billion to $1.3 billion for the six months ended June 30, 2004, compared to 2003, due to increased sales prices ($7.85 average per sales barrel) resulting from higher crude oil prices and further increased by higher sales volumes in 2004 (1,909 more barrels per day). Our gasoline and diesel crack spreads averaged $10.90 per barrel and $5.70 per barrel, respectively, during the six months ended June 30, 2004, compared to $6.54 per barrel and $4.93 per barrel, respectively, in the same period in 2003. Average gasoline prices increased from $39.81 per sales barrel in 2003 to $49.69 per sales barrel in 2004. Sales volumes of gasoline increased from 86,244 barrels per day in 2003 to 87,945 barrels per day in 2004. Average diesel and jet fuel prices increased from $37.09 per sales barrel in 2003 to $43.64 per sales barrel during 2004. Sales volumes of diesel and jet fuel increased 281 barrels per day from 51,028 barrels per day during the six months ended June 30, 2003 to 51,309 barrels per day in the same period in 2004. Total product sales volumes overall increased just 1.2% from 158,141 barrels per day in the six months ended June 30, 2003 to 160,050 barrels per day in the same period in 2004.

        Manufactured product yields (“yields”) are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units. Yields of gasoline increased 762 barrels per day, or approximately 1%, from 79,863 barrels per day in the six months ended June 30, 2003 to 80,625 barrels per day in the same period in 2004. Yields of diesel and jet fuel were nearly flat year to year, increasing only 101 barrels per day from 51,087 barrels per day in the six months ended June 30, 2003 to 51,188 barrels per day in the same period in 2004. Sales and yield volumes for the six months ended June 30, 2004 for the El Dorado Refinery were higher than during the same period in 2003 primarily because of the crude unit turnaround at the El Dorado Refinery, which commenced on March 18, 2003 and was completed on March 30, 2003. Yield volumes for the six months ended June 30, 2004 for the Cheyenne Refinery were lower than in the same period in 2003 primarily because of the coker furnace fire. The Cheyenne Refinery coking unit (see Note 8 in the “Notes to Interim Consolidated Financial Statements”) was out of service for one month in the first quarter of 2004.

        Other revenues decreased $6.6 million to a $4.9 million loss for the six months ended June 30, 2004 compared to income of $1.6 million for the same period in 2003 due to $5.3 million in net losses from futures trading in the six months ended June 30, 2004 compared to net income of $1.0 million for the same period in 2003. See Price Risk Management Activities under Item 3 for a discussion of our utilization of futures trading. Processing income from our Cheyenne Refinery coker was $246,000 less during the six months ended June 30, 2004, compared to the same period in 2003, due to the coker being out of service for a portion of 2004 from the previously mentioned fire.

        Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the FIFO inventory accounting method. The average price of crude oil was higher in the six months ended June 30, 2004 than in the same period in 2003. The average price of WTI crude oil priced at Cushing, Oklahoma was $37.36 per barrel in the first six months of 2004 compared to $32.54 per barrel in the same period in 2003. Raw material, freight and other costs increased by $149.8 million, or $4.59 per sales barrel, during the six months ended June 30, 2004 when compared to the same period in 2003. The increase in raw material, freight and other costs was due to higher average crude prices and more crude oil charges, offset by more inventory gains from rising prices. We also benefited from improved crude oil differentials during the six months ended June 30, 2004 when compared to the same period in 2003. For the six months ended June 30, 2004, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $14.7 million after tax ($23.9 million pretax, comprised of $5.8 million at the Cheyenne Refinery and $18.1 million at the El Dorado Refinery) because of the increasing crude oil and refined product prices. The price of crude oil on the New York Mercantile Exchange was very volatile during the first six months of 2004, beginning the year at $32.52 per barrel, ending the first quarter on March 31 at $35.76 per barrel, reaching a high of $42.33 per barrel on June 1, then dropping to $37.05 per barrel by June 30, 2004. For the six months ended June 30, 2003, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $1.6 million after tax ($2.7 million pretax, comprised of $2.8 million at the Cheyenne Refinery and a loss of $103,000 at the El Dorado Refinery) because of increasing crude oil prices.

        The Cheyenne Refinery raw material, freight and other costs of $34.96 per sales barrel for the six months ended June 30, 2004 increased from $30.11 per sales barrel in the same period in 2003 due to higher crude oil prices offset by higher inventory gains and an improved light/heavy crude oil differential. The heavy crude oil utilization rate at the Cheyenne Refinery expressed as a percentage of the total crude oil charge decreased to 85% in the six month period ending June 30, 2004 from 89% in 2003, as we processed more light crude oil due to the coker being out of service for approximately one month. The light/heavy crude oil differential for the Cheyenne Refinery averaged $8.49 per barrel in the six months ended June 30, 2004 compared to $6.97 per barrel in the same period in 2003.

        The El Dorado Refinery raw material, freight and other costs of $36.49 per sales barrel for the six months ended June 30, 2004 increased from $32.02 per sales barrel in the same period in 2003 due to higher average crude oil prices offset by higher inventory gains and an improved WTI/WTS crude oil differential. The WTI/WTS crude oil differential increased from an average of $2.78 per barrel in the six-month period ending June 30, 2003, to $3.09 per barrel in the same period in 2004.

        Refinery operating expenses, excluding depreciation, includes both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries. Refinery operating expenses, excluding depreciation, were $106.4 million, or $3.65 per sales barrel, in the six months ended June 30, 2004 compared to $100.6 million, or $3.51 per sales barrel, in the comparable period of 2003.

        The Cheyenne Refinery operating expenses, excluding depreciation, were $34.6 million, or $3.67 per sales barrel, in the six months ended June 30, 2004 compared to $29.3 million, or $3.13 per sales barrel, in the comparable period of 2003 primarily due to higher costs of natural gas ($1.6 million), maintenance ($1.1 million), salaries ($1.2 million), excess turnaround costs and accruals ($726,000) and consulting and legal ($663,000).

        The El Dorado Refinery operating expenses, excluding depreciation, were $71.8 million in the six months ended June 30, 2004, increasing from $71.3 million in the same six month period of 2003 primarily due to higher costs in electricity ($830,000), salaries ($882,000) and excess turnaround costs and accruals ($327,000), offset by reduced costs in maintenance ($651,000) and reduced natural gas volumes ($549,000) and insurance ($180,000). The refinery operating expense on a per sales barrel basis reflects a $.05 per barrel reduction in expense due to more sales volumes during the first six months of 2004 than during the same period in 2003.

        Selling and general expenses, excluding depreciation, increased $4.1 million, or 41%, for the six months ended June 30, 2004 because of $3.5 million in costs related to the Beverly Hills litigation ($2.6 million in legal costs, substantially all of which have been paid or will be paid from the Commutation Account, and $846,000 amortization of the previously purchased loss mitigation insurance premium) as opposed to only $256,000 in the same period in 2003, and increases in salaries.

        Merger termination legal costs of $3.7 million for the six months ended June 30, 2004 include legal costs associated with the termination of the anticipated merger and resulting lawsuit with Holly.

        Depreciation increased $1.7 million, or 12%, for the six months ended June 30, 2004 as compared to the same period in 2003 because of increased capital investment at our Refineries.

        The interest expense and other financing costs of $11.8 million for the six months ended June 30, 2004 decreased $2.4 million, or 17%, from $14.2 million in the comparable period in 2003 due to redemption of the 9-1/8% Senior Notes in December 2003 and the write-off in the 2003 period of deferred finance costs related to previous repurchases of Senior Notes, offset by higher interest expense on the revolving credit facility. Average debt outstanding decreased to $227 million during the six months ended June 30, 2004 from $239 million (excluding merger debt) for the same period in 2003. Although the 9-1/8% Senior Notes were not outstanding during the six months ended June 30, 2004, more revolving credit facility borrowings were utilized in the first six months of 2004 than in the comparable period in 2003 due to the higher crude and product prices.

        Interest income decreased $242,000 from $647,000 in the six months ended June 30, 2003 to $405,000 in the six months ended June 30, 2004 due to less cash available to invest.

        The gain on involuntary conversion of assets relates to the fire that occurred on January 19, 2004 in the furnaces of the coking unit at the Cheyenne Refinery. For the six months ended June 30, 2004, the gain represents the accrued partial settlement proceeds of $3.5 million (of which $2.6 million was received in July) from our insurers less $1.8 million of expenses related to clean-up costs and $1.1 million of net property, plant and equipment written-off due to the fire.

        The merger financing termination costs, net, during the six months ended June 30, 2003 were $3.4 million which related to the 8% Senior Notes issued to finance the contemplated Holly merger and included interest expense, issue discount and financing issue costs, net of $367,000 interest income earned on the escrow account.

        The income tax provision for the six months ended June 30, 2004 was $28.6 million on pretax income of $74.3 million (or 38.5%) reflecting the effect of the permanent book versus tax differences from our current estimated effective tax rate of 38.26%. Our effective income tax rate for the benefit of income taxes was $2.5 million on a pretax loss of $7.2 million, or 34.4%, for the six months ended June 30, 2003.

Three months ended June 30, 2004 compared with the same period in 2003

         Overview of Results

        We had net income for the three months ended June 30, 2004 of $49.5 million, or $1.81 per diluted share, compared to a net loss of $992,000, or ($0.04), per share in the same period in 2003. Our operating income of $85.4 million for the three months ended June 30, 2004 was an increase of $76.8 million from the $8.6 million operating income for the comparable period in 2003. The average gasoline crack spread was significantly higher during 2004 ($14.23 per barrel) than in 2003 ($7.24 per barrel) and both the light/heavy and WTI/WTS crude oil differentials improved slightly. The average diesel crack spread was also higher during 2004 ($7.39 per barrel) than in 2003 ($3.91 per barrel).

         Specific Variances

        Refined product revenues increased $204.1 million, or 38%, from $533.4 million to $737.5 million for the three months ended June 30, 2004 compared to the same period in 2003 due to increased sales prices ($13.03 average per sales barrel) which were reflective of higher crude oil prices. Our gasoline and diesel crack spreads averaged $14.23 per barrel and $7.39 per barrel, respectively, during the three months ended June 30, 2004, compared to $7.24 per barrel and $3.91 per barrel, respectively, in the same period in 2003. Average gasoline prices increased from $38.61 per sales barrel in 2003 to $54.63 per sales barrel in 2004. Sales volumes of gasoline increased 3,548 barrels per day from 89,420 barrels per day during the three months ended June 30, 2003 to 92,968 barrels per day in the same period in 2004. Average diesel and jet fuel prices increased from $34.22 per sales barrel in 2003 to $46.50 per sales barrel during 2004. Sales volumes of diesel and jet fuel decreased 3,237 barrels per day from 57,724 barrels per day during the three months ended June 30, 2003 to 54,487 barrels per day in the same period in 2004. Total product sales volumes overall remained fairly flat from year to year, increasing just 245 barrels per day from 171,215 barrels per day in the three months ended June 30, 2003 to 171,460 barrels per day in the same period in 2004.

        Manufactured product yields (“yields”) are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units. Yields of gasoline increased 1,726 barrels per day, or 2%, from 85,056 barrels per day in the three months ended June 30, 2003 to 86,782 barrels per day in the same period in 2004 while yields of diesel and jet fuel decreased 4,407 barrels per day, or 7%, from 59,324 barrels per day in the three months ended June 30, 2003 compared to 54,917 barrels per day in the same period in 2004.

        Other revenues decreased to a $1.6 million loss for the three months ended June 30, 2004 compared to a loss of only $15,000 for the same period in 2003 due to $1.8 million in net losses from futures trading in the three months ended June 30, 2004 compared to a net loss of $357,000 for the same period in 2003. See Price Risk Management Activities under Item 3 for a discussion of why we utilize futures trading. We also had a decrease of $58,000 in processing income from our Cheyenne Refinery coker. During the three months ended June 30, 2003 we recorded a $43,000 gain on sale of land.

        Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the FIFO inventory accounting method. The average price of crude oil was significantly higher in the three months ended June 30, 2004 than in the same period in 2003. The average price of WTI crude oil priced at Cushing, Oklahoma was $38.96 per barrel in the three months ended June 30, 2004 compared to $30.30 per barrel in the same period in 2003. Raw material, freight and other costs increased by $120.5 million, or $7.68 per sales barrel, during the three months ended June 30, 2004, when compared to the same period in 2003, due to more crude oil charges and higher average crude oil prices offset by inventory gains from rising prices for the three months ended June 30, 2004 compared to inventory losses during the same period in 2003. For the three months ended June 30, 2004, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $5.7 million after tax ($9.3 million pretax, comprised of $3.7 million at the Cheyenne Refinery and $5.6 million at the El Dorado Refinery) because of the increasing crude oil and refined product prices. The price of crude oil on the New York Mercantile Exchange continued its recent volatility during the second quarter of 2004, beginning at $35.76 per barrel at March 31, 2004, reaching a high of $42.33 per barrel on June 1, then dropping to $37.05 per barrel on June 30, 2004. For the three months ended June 30, 2003, we realized an increase in raw material, freight and other costs as a result of inventory losses of approximately $3.5 million after tax ($5.7 million pretax, comprised of $201,000 at the Cheyenne Refinery and $5.5 million at the El Dorado Refinery) which was the net result of inventory losses in April and May because of decreasing crude and product prices, partially offset by inventory gains in June.

        The Cheyenne Refinery raw material, freight and other costs of $35.38 per sales barrel, for the three months ended June 30, 2004, increased from $28.30 per sales barrel in the same period in 2003 due to higher crude oil prices offset by inventory gains and an improved light/heavy crude oil differential. The heavy crude oil utilization rate at the Cheyenne Refinery expressed as a percentage of the total crude oil charge, decreased to 86% in the three-month period ending June 30, 2004 from 88% in the same period in 2003. The light/heavy crude oil differential for the Cheyenne Refinery averaged $8.81 per barrel, in the three months ended June 30, 2004, compared to $6.56 per barrel in the same period in 2003.

        The El Dorado Refinery raw material, freight and other costs of $38.37 per sales barrel, for the three months ended June 30, 2004, increased from $30.40 per sales barrel in the same period in 2003 due to higher average crude oil prices offset by inventory gains. The WTI/WTS crude oil differential increased from an average of $3.19 per barrel, in the three-month period ending June 30, 2003, to $3.29 per barrel in this same period in 2004.

        Refinery operating expenses, excluding depreciation, include both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries. Refinery operating expenses, excluding depreciation, were $51.1 million, or $3.28 per sales barrel, in the three months ended June 30, 2004, compared to $49.3 million, or $3.16 per sales barrel, in the comparable period of 2003.

        The Cheyenne Refinery operating expenses, excluding depreciation, were $16.6 million, or $3.35 per sales barrel, in the three months ended June 30, 2004 compared to $14.7 million, or $3.01 per sales barrel, in the comparable period of 2003 primarily due to higher costs of natural gas ($896,000) and salaries ($927,000).

        The El Dorado Refinery operating expenses, excluding depreciation, were $34.5 million in both three month periods ending June 30, 2004 and 2003; however, there were a number of offsetting negative and positive variances between the periods in each of the years. Negative variances resulted from electricity costs ($559,000) and salaries and benefits ($759,000) while positive variances were realized in reduced natural gas volumes ($947,000), maintenance ($269,000) and railroad tank car rentals ($177,000). The refinery operating expense, on a per sales barrel basis, reflects a $.01 per barrel increase due to slightly fewer sales volumes in the second quarter of 2004 than in the same period in 2003.

        Selling and general expenses, excluding depreciation, increased $2.1 million, or 40%, for the three months ended June 30, 2004 because of nearly $2.0 million in costs related to the Beverly Hills litigation ($1.5 million in legal costs, substantially all of which have been paid or will be paid from the Commutation Account, and $423,000 amortization of the loss mitigation insurance premium purchased in October 2003), as opposed to only $256,000 in costs in the same period in 2003, and increases in salaries.

        Merger termination legal costs of $376,000, for the three months ended June 30, 2004, include legal costs associated with the termination of the anticipated merger and resulting lawsuit with Holly.

        Depreciation increased $872,000, or 12%, for the three months ended June 30, 2004 as compared to the same period in 2003 because of increased capital investment at our Refineries.

        The interest expense and other financing costs of $5.9 million, for the three months ended June 30, 2004, decreased $784,000, or 12%, from $6.7 million in the comparable period in 2003 due to redemption of the 9-1/8% Senior Notes in December 2003 offset by higher fees on the revolving credit facility and no capitalized interest during 2004. Average debt outstanding decreased to $232 million during the three months ended June 30, 2004 from $238 million (excluding merger debt) for the same period in 2003. Although the 9-1/8% Senior Notes were not outstanding during the three months ending June 30, 2004, more revolving credit facility borrowings were utilized in the second quarter of 2004 than in the comparable period in 2003 due to the higher crude oil and product prices.

        Interest income decreased $70,000 from $274,000, in the three months ended June 30, 2003, to $204,000 in the three months ended June 30, 2004 due to less cash available to invest.

        The gain on involuntary conversion of assets relates to the fire that occurred on January 19, 2004 in the furnaces of the coking unit at the Cheyenne Refinery. For the three months ending June 30, 2004, the gain represents the accrued partial settlement proceeds of $3.5 million (of which $2.6 million was received in July) from our insurers less $1.8 million of expenses related to clean-up costs and $1.1 million of net property, plant and equipment written-off due to the fire.

        The merger financing termination costs, net, during the three months ended June 30, 2003 were $3.4 million, and included interest expense, issue discount and financing issue costs, net of $367,000 interest income earned on the escrow account related to the 8% Senior Notes issued to finance the contemplated Holly merger.

        The income tax benefit for the three months ended June 30, 2004 was $30.8 million on pretax income of $80.3 million (or 38.4%) reflecting the effect of the permanent book versus tax differences from our current estimated effective tax rate of 38.26%. Our effective income tax rate for the benefit of income taxes was $288,000 on a pretax loss of $1.3 million for the three months ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $61.6 million for the six months ended June 30, 2004 compared to net cash used by operating activities of $24,000 during the six months ended June 30, 2003, with the improved results of operations being the largest contributor to improved cash flow.

        Working capital changes used a total of $23.5 million of cash flows in the six months ended June 30, 2004 while using $9.0 million of cash flows in the comparable period in 2003. The most significant use of cash for working capital changes during both of the six-month periods of 2004 and 2003 was the increase in inventories of nearly $52.0 million in the 2004 period and $31.4 million in the 2003 period. The increase in inventories was due to both increasing prices and inventory volumes during the periods. During the six-month period of 2004, an increase in receivables due to higher sales prices utilized $23.6 million in cash flows.

        The most significant working capital items offsetting the negative cash impacts during the six months ended June 30, 2004 and 2003 was an increase in trade and crude payables (providing cash) of nearly $45.0 million in the 2004 period and $21.4 million in the 2003 period, primarily due to increases in the crude payable as a result of the higher crude oil prices.

        At June 30, 2004, we had $88.1 million of cash and cash equivalents, working capital of $91.8 million and $84.3 million of borrowing base availability for additional borrowings under our revolving credit facility.

        During the six months ended June 30, 2004, we increased our treasury stock by 215,599 shares ($4.1 million) which were obtained directly from employees in cashless stock option exercises, and we received another 112,752 shares ($2.1 million) of treasury stock from stock surrendered by employees to pay their withholding taxes related to the stock option exercises. We also acquired 48,443 shares ($901,000) of treasury stock from stock surrendered by employees to pay their withholding taxes on shares of restricted stock which vested during the quarter.

        Capital expenditures during the first six months of 2004 were $28.3 million, which included payments of approximately $6.3 million for the Cheyenne Refinery low sulfur gasoline project (completed in December 2003) and approximately $7.4 million in unplanned capital work due to the Cheyenne Refinery coker fire. Capital expenditures totaling approximately $70.3 million are currently planned for 2004. These 2004 capital expenditures include $34.8 million for the El Dorado Refinery, $34.6 million for the Cheyenne Refinery, and another $900,000 of capital for expenditures in our Denver and Houston offices and asphalt terminal in Nebraska and for our share of crude pipeline projects. The $34.8 million of capital expenditures for our El Dorado Refinery includes $16.5 million to begin the ultra low sulfur diesel compliance project, as well as operational, payout, safety, administrative, environmental and optimization projects. The $34.6 million of capital expenditures for our Cheyenne Refinery includes $7.7 million of capital due to the Cheyenne Refinery coker fire ($7.4 million had already been paid as of June 30, 2004), ultra low sulfur diesel, operational, environmental, safety, administrative and payout projects. Compliance with the upcoming ultra low sulfur diesel requirements at our Refineries will require additional capital expenditures through 2006. The total capital we will utilize to comply with the regulations is estimated to be $13.5 million at the Cheyenne Refinery and approximately $100 million at the El Dorado Refinery. As a result of a modification of our approach to achieve diesel desulfurization at the El Dorado Refinery through pre-treatment of the Fluid Catalytic Cracking Unit feed, rather than post-treatment, our cost estimates have been reduced from previous estimates. The expenditures for the ultra low sulfur diesel projects for 2004 are estimated at $2.0 million at the Cheyenne Refinery and $16.5 million at the El Dorado Refinery, which are included in the capital expenditures discussed above. The remaining costs for the ultra low sulfur diesel projects at both Refineries are expected to be spent in 2005 and 2006. It may be necessary for us to obtain external financing in 2005 or 2006 to fund these required expenditures.

        As of June 30, 2004, we had accrued a receivable of $3.5 million from our insurance company for expected reimbursement of costs related to the coker fire, of which we have received $2.6 million in July and would expect to receive the remainder by the end of the third quarter 2004. Additional proceeds from our insurance company are anticipated to be accrued during the third quarter with reimbursement expected in the fourth quarter of 2004.

        As of June 30, 2004, we had $209.9 million principal ($208.3 million, net of discount) of total consolidated debt ($170.4 million long-term debt ($168.8 million, net of discount) and $39.5 million under our revolving credit facility) and $51.2 million outstanding letters of credit under our revolving credit facility. We were in compliance with the financial covenants of our revolving credit facility as of June 30, 2004. We had shareholders’ equity of $216.8 million as of June 30, 2004. Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks”.

        Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we have made, or may be required to make, contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60 million per year of the El Dorado Refinery’s annual revenues less material costs and operating costs, other than depreciation. The total amount of these contingent payments is capped at $40 million, with an annual cap of $7.5 million. No payment was necessary in 2004, based on 2003 results. It will not be determinable until year-end if a contingent earn-out payment, based on 2004 results, will be required in early 2005. However, based on the results of operations for the six months ended June 30, 2004, it is probable, but not estimatable, that a payment may be required. Such contingency payments, if any, will be recorded as additional acquisition costs.

        Our Board of Directors declared quarterly cash dividends of $.05 per share in December 2003 and March 2004, which were paid in January 2004 and April 2004, respectively. In addition, our Board of Directors declared a quarterly cash dividend of $.05 per share in June 2004, which was paid on July 12, 2004 to shareholders of record on June 25, 2004. The total cash required for the dividend declared in June 2004 was approximately $1.3 million and was accrued at quarter-end.

                                    REFINING OPERATING STATISTICAL INFORMATION

Consolidated:                                                    Six Months Ended         Three Months Ended
                                                                      June 30,                 June 30,
                                                              ----------------------    ----------------------
                                                                2004          2003         2004         2003
                                                              ---------    ---------    ---------    ---------
Charges (bpd) (1)
     Light crude                                                 36,567       30,021       35,211       33,428
     Heavy and intermediate crude                               110,271      110,304      123,184      122,769
     Other feed and blend stocks                                 15,646       18,972       14,556       17,413
                                                              ---------    ---------    ---------    ---------
         Total                                                  162,484      159,297      172,951      173,610

Manufactured product yields (bpd) (2)
     Gasoline                                                    80,625       79,863       86,782       85,056
     Diesel and jet fuel                                         51,188       51,087       54,917       59,324
     Asphalt                                                      7,290        6,686        7,608        7,976
     Chemicals                                                      922          798          940          749
     Other                                                       18,307       17,442       18,469       17,095
                                                              ---------    ---------    ---------    ---------
         Total                                                  158,332      155,876      168,716      170,200

Total product sales (bpd)
     Gasoline                                                    87,945       86,244       92,968       89,420
     Diesel and jet fuel                                         51,309       51,028       54,487       57,724
     Asphalt                                                      7,421        6,410        8,225        8,846
     Chemicals                                                      753          798          658          749
     Other                                                       12,622       13,661       15,122       14,476
                                                              ---------    ---------    ---------    ---------
         Total                                                  160,050      158,141      171,460      171,215

Refinery operating margin information (per sales bbl)
     Refined products revenue                                 $  43.88     $   36.03    $   47.27    $   34.24
     Raw material, freight and other costs
       (FIFO inventory accounting)                               35.99         31.40        37.42        29.74
     Refinery operating expenses, excluding depreciation          3.65          3.51         3.28         3.16
     Refinery depreciation                                         .52           .49          .49          .45

Average WTI crude oil priced at Cushing, OK                   $  37.36     $   32.54    $   38.96    $   30.30

Average gasoline crack spreads (per barrel) (3)               $  10.90     $    6.54    $   14.23    $    7.24
Average diesel crack spreads (per barrel) (3)                 $   5.70     $    4.93    $    7.39    $    3.91

Average sales price (per sales bbl)
     Gasoline                                                 $  49.69     $   39.81    $   54.63    $   38.61
     Diesel and jet fuel                                         43.64         37.09        46.50        34.22
     Asphalt                                                     22.26         23.90        24.88        24.03
     Chemicals                                                   81.54         57.13        93.20        48.54
     Other                                                       14.86         12.64        14.89        12.77

(1)	Charges are the quantity of crude oil and other feedstocks processed through refinery units.
(2)	Manufactured product yields are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units.
(3)	The average non-oxygenated gasoline and diesel net sales prices we receive for each product less the average WTI crude priced at Cushing, Oklahoma.

                                       REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:                                               Six Months Ended         Three Months Ended
                                                                      June 30,                 June 30,
                                                              ----------------------    ----------------------
                                                                 2004         2003         2004         2003
                                                              ---------    ---------    ---------    ---------
Charges (bpd) (1)
     Light crude                                                  6,501        4,713        6,560        5,650
     Heavy crude                                                 36,417       39,485       41,362       40,500
     Other feed and blend stocks                                  4,046        5,681        3,327        4,692
                                                              ---------    ---------    ---------    ---------
         Total                                                   46,964       49,879       51,249       50,842

Manufactured product yields (bpd) (2)
     Gasoline                                                    19,738       20,042       20,450       19,226
     Diesel                                                      13,263       14,834       15,773       15,568
     Asphalt                                                      7,290        6,686        7,608        7,976
     Other                                                        4,969        6,858        5,777        6,474
                                                              ---------    ---------    ---------    ---------
         Total                                                   45,260       48,420       49,608       49,244

Total product sales (bpd)
     Gasoline                                                    26,843       25,993       25,800       24,385
     Diesel                                                      13,681       14,914       15,466       15,939
     Asphalt                                                      7,421        6,410        8,225        8,846
     Other                                                        3,859        4,467        5,092        4,512
                                                              ---------    ---------    ---------    ---------
         Total                                                   51,804       51,784       54,583       53,682

Refinery operating margin information (per sales bbl)
     Refined products revenue                                 $  42.46     $   35.93    $   45.80    $   33.75
     Raw material, freight and other costs
       (FIFO inventory accounting)                               34.96         30.11        35.38        28.30
     Refinery operating expenses, excluding depreciation          3.67          3.13         3.35         3.01
     Refinery depreciation                                         .87           .82          .83          .79

Average light/heavy crude oil differential (per barrel) (3)   $   8.49     $    6.97    $    8.81    $    6.56

Average gasoline crack spreads (per barrel) (4)               $  11.04     $    6.92    $   15.50    $    7.52
Average diesel crack spreads (per barrel) (4)                 $   8.60     $    6.20    $   11.72    $    5.27

Average sales price (per sales bbl)
     Gasoline                                                 $  50.50     $   41.74    $   56.72    $   40.34
     Diesel                                                      47.25         39.15        51.25        36.17
     Asphalt                                                     22.26         23.90        24.88        24.03
     Other                                                        8.38          8.71         7.69         8.64

(1)	Charges are the quantity of crude oil and other feedstocks processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units.
(3)	Average light/heavy crude oil differential is the differential between the benchmark average WTI crude priced at Cushing, Oklahoma and the heavy crude oil priced delivered to the Cheyenne Refinery. The light/heavy crude oil differential for prior periods has been restated to conform to the current presentation using WTI as the light crude oil in order to be comparable with WTI/WTS crude oil differential reported for the El Dorado Refinery.
(4)	The average non-oxygenated gasoline and diesel net sales prices we receive for each product less the average WTI crude priced at Cushing, Oklahoma.

                                    REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:                                              Six Months Ended         Three Months Ended
                                                                      June 30,                 June 30,
                                                              ----------------------    ----------------------
                                                                 2004         2003         2004         2003
                                                              ---------    ---------    ---------    ---------
Charges (bpd) (1)
     Light crude                                                 30,066       25,308       28,651       27,778
     Heavy and intermediate crude                                73,854       70,819       81,823       82,269
     Other feed and blend stocks                                 11,600       13,291       11,229       12,721
                                                              ---------    ---------    ---------    ---------
         Total                                                  115,520      109,418      121,703      122,768

Manufactured product yields (bpd) (2)
     Gasoline                                                    60,888       59,822       66,332       65,829
     Diesel and jet fuel                                         37,925       36,253       39,143       43,756
     Chemicals                                                      922          798          940          749
     Other                                                       13,337       10,584       12,692       10,621
                                                              ---------    ---------    ---------    ---------
         Total                                                  113,072      107,457      119,107      120,955

Total product sales (bpd)
     Gasoline                                                    61,102       60,250       67,169       65,036
     Diesel and jet fuel                                         37,628       36,114       39,021       41,785
     Chemicals                                                      753          798          658          749
     Other                                                        8,763        9,195       10,030        9,963
                                                              ---------    ---------    ---------    ---------
         Total                                                  108,246      106,357      116,878      117,533

Refinery operating margin information (per sales bbl)
     Refined products revenue                                 $  44.56     $   36.07    $   47.95    $   34.46
     Raw material, freight and other costs
       (FIFO inventory accounting)                               36.49         32.02        38.37        30.40
     Refinery operating expenses, excluding depreciation          3.65          3.70         3.24         3.23
     Refinery depreciation                                         .35           .33          .33          .29

WTI/WTS crude oil differential (per bbl) (3)                  $   3.09     $    2.78    $    3.29    $    3.19

Average gasoline crack spreads (per barrel) (4)               $  10.84     $    6.38    $   13.74    $    7.14
Average diesel crack spreads (per barrel) (4)                 $   4.64     $    4.41    $    5.68    $    3.39

Average sales price (per sales bbl)
     Gasoline                                                 $  49.33     $   38.97    $   53.83    $   37.96
     Diesel and jet fuel                                         42.33         36.25        44.62        33.48
     Chemicals                                                   81.54         57.13        93.20        48.54
     Other                                                       17.70         14.54        18.54        14.64

(1)	Charges are the quantity of crude oil and other feedstocks processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units.
(3)	Average differential between benchmark West Texas intermediate (sweet) crude oil priced at Cushing, Oklahoma and West Texas sour crude oil priced at Midland, Texas.
(4)	The average non-oxygenated gasoline and diesel net prices we receive for each product less the average WTI crude priced at Cushing, Oklahoma.

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

        Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions that are in excess of our base level of operating inventories, our purchases of foreign crude oil, our consumption of natural gas in the refining process, to fix margins on certain future production and fix differentials on crude oil. The commodity derivative contracts we use may take the form of futures contracts or price swaps and are entered into with reputable counterparties. We use futures transactions to price foreign crude oil cargos at the time when the crude oil is processed by the El Dorado Refinery, instead of the price when purchased. Foreign crude oil delivery times can exceed one month from the date of purchase. In addition, we may engage in futures transactions for the purchase of natural gas at fixed prices. The El Dorado and Cheyenne Refineries consume natural gas for energy and feedstock purposes. When we make the decision to manage our price exposure, we neither incur losses from negative price changes nor do we obtain the benefit of positive price changes. We account for our commodity derivative contracts under 1) the hedge (or deferral) method of accounting when the derivative contracts qualify and are designated as hedges for accounting purposes, or 2) mark-to-market accounting if we elect not to designate derivative contracts as accounting hedges, or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in refining operating costs when the associated transactions are consummated. Gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” at each period end.

        Other revenues for the six months ended June 30, 2004, included $5.3 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended June 30, 2004, included $1.8 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting.

        At June 30, 2004, we had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are included in “Other revenues”:

•	Derivative contracts, on 362,000 barrels of crude oil to hedge crude oil and intermediate product inventory builds for both the Cheyenne and El Dorado Refineries, expected to be drawn down during the months of October 2004 through early January 2005. These open contracts have total unrealized net gains, at June 30, 2004 of approximately $404,000. During the six months ended June 30, 2004, we reported net losses of approximately $3.2 million on closed out contracts to hedge crude oil and intermediate inventories.

•	Derivative contracts, on 194,000 barrels of crude oil to hedge normal butane inventory for the El Dorado Refinery, expected to be drawn down during the months of September and October 2004. These open contracts have total unrealized net gains, at June 30, 2004, of approximately $396,000.

        During the six months ended June 30, 2004, we utilized derivative contracts on barrels of crude oil to fix the heavy crude differential to the New York Mercantile Exchange light crude oil contract price for a portion of the committed purchases under our crude oil supply agreement with Baytex. During the six months ended June 30, 2004, we recorded losses of approximately $2.6 million (recorded in “Other revenues”) on these contracts. No open positions remain at June 30, 2004 related to these contracts. We also utilized derivative contracts on barrels of crude oil to hedge crude oil inventories at the El Dorado Refinery, and we realized $327,000 in losses on these positions during the first quarter of 2004.

        We had no open derivative contracts at June 30, 2004 that were being accounted for as hedges, nor did we have any derivative contracts during the six months ended June 30, 2004, that were designated and accounted for as hedges.

        Interest Rate Risk. Borrowings under our revolving credit facility bear a current market rate of interest. Our approximately $170.5 million principal of 11¾% Senior Notes outstanding, due 2009, have a fixed interest rate. Thus, our long-term debt is not exposed to cash flow risk from interest rate changes. Our long-term debt, however, is exposed to fair value risk. The estimated fair value of our 11¾% Senior Notes at June 30, 2004 was $185.8 million.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings - See Note 6 in the Notes to Interim Consolidated Financial Statements.
ITEM 2.	Changes in Securities - There have been no changes in the constituent instruments defining the rights of the holders of any class of registered securities during the current quarter.
ITEM 3.	Defaults Upon Senior Securities - None.
ITEM 4.	The annual meeting of the registrant was held on April 15, 2004, with 25,121,355 of the Company’s shares present or represented by proxy at the meeting. This represented nearly 95% of the Company’s shares outstanding as of the record date for the meeting. The stockholders of the Company took the following actions:

1.    Election of Directors

Elected the following seven directors for terms of office expiring at the annual meeting of stockholders in 2005:

Name	For	Withheld
James R. Gibbs	23,837,585	1,283,770
Douglas Y. Bech	24,159,783	961,572
G. Clyde Buck	24,915,581	205,774
T. Michael Dossey	24,992,005	129,350
James H. Lee	24,144,646	976,709
Paul B. Loyd, Jr.	24,991,940	129,415
Carl W. Schafer	24,089,163	1,032,192

2. Ratified the appointment of Deloitte & Touche LLP as the Company’s auditors for the year ending December 31, 2004. The vote was 24,888,477 for, 213,376 against, 19,502 abstentions and no broker non-votes.

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

32.1 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

A report on Form 8-K was filed and dated May 6, 2004, File Number 1-07627, regarding a press release announcing the Company’s financial results for the quarter ended March 31, 2004.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER OIL CORPORATION

By:	/s/ Nancy J. Zupan –––––––––––––––––––– Nancy J. Zupan Vice President - Controller (principal accounting officer)

Date: August 5, 2004