Form 10-K/A
period 2003-12-31
FRONTIER OIL CORP /NEW/
filed 2004-10-14
CIK 110430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

PURPOSE OF AMENDMENT

        Frontier Oil Corporation is filing this Amendment on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2003 to replace Exhibit 13.1 to correct immaterial typographical errors in the financial statements incorporated by reference in Items 6, 8 and 15. These typographical errors occurred during the process of preparing the document for electronic filing with the Securities and Exchange Commission. This Form 10-K/A continues to speak as of the date of the original filing of the Form 10-K. Frontier Oil Corporation has not updated the disclosure in this amendment to speak as of a later date. All information contained in this amendment and the original Form 10-K is subject to updating and supplementing as provided in the periodic reports filed subsequent to the original filing date with the Securities and Exchange Commission.

PART II

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
Report of Independent Registered Public Accounting Firm
Schedule I - Condensed Financial Information of Registrant
Schedule II - Valuation and Qualifying Accounts
Other Schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(a)3. List of Exhibits
*	2.1	-	Agreement and Plan of Merger dated March 30, 2003, by and among Frontier Oil Corporation, Front Range Himalaya Corporation, Front Range Merger Corporation, Himalaya Merger Corporation and Holly Corporation (incorporated by reference and filed as Exhibit 99.2 to Form 8-K dated March 30, 2003, filed April 2, 2002, File Number 1-07627).
*	3.1	-	Articles of Amendment to the Restated Articles of Incorporation of the Company (Exhibit 3.2 to Registration Statement No. 333-47745, filed May 4, 1998).
*	3.2	-	Fourth Restated By-Laws of the Company as amended through February 20, 1992 (Exhibit 3.2 to Form 10-K dated December 31, 1992, File Number 1-07627, filed March 10, 1993).
*	4.1	-	Indenture dated as of February 9, 1998 between the Company and Chase Bank of Texas, National Association, as Trustee relating to the Company’s 9-1/8% Senior Notes due 2006 (filed as Exhibit 4.8 to Registration Statement No. 333-47745, filed March 11, 1998).
*	4.2	-	Indenture dated as of November 12, 1999, among the Company and Chase Bank of Texas, National Association, as Trustee relating to the Company’s 11¾% Senior Notes due 2009 (Exhibit 4.1 to Form 8-K, File Number 1-07627, filed December 1, 1999).
*	10.1	-	Asset Purchase and Sale Agreement among Frontier El Dorado Refining Company, as buyer, Frontier Oil Corporation, as Guarantor and Equilon Enterprises LLC, as seller, dated as of October 19, 1999 (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed December 1, 1999).
*	10.2	-	Revolving Credit Agreement dated as of November 16, 1999 among Frontier Oil and Refining Company, as borrower, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and Paribas, as syndication agent and lead arranger (Exhibit 10.2 to Form 8-K, File Number 1-07627, filed December 1, 1999).
*	10.3	-	Purchase and Sale Agreement, dated May 5, 1997, for the sale of Canadian oil and gas properties (Exhibit to From 8-K, File Number 1-07627,filed June 30, 1997).
*+	10.4	-	The 1968 Incentive Stock Option Plan as amended and restated (Exhibit 10.1 to Form 10-K dated December 31, 1987, File Number 1-07627, filed March 3, 1998).
*+	10.5	-	1995 Stock Grant Plan for Non-employee Directors (Exhibit 10.14 to Form 10-Q dated June 30, 1995, File Number 1-07627, filed August 3, 1995).
*+	10.6	-	Frontier Deferred Compensation Plan (previously named Wainoco Deferred Compensation Plan dated October 29, 1993 and filed as Exhibit 10.19 to Form 10-K dated December 31, 1994, File Number 1-07627, filed March 17, 1995).
*+	10.7	-	Frontier Deferred Compensation Plan for Directors (previously named Wainoco Deferred Compensation Plan for Directors dated May 1, 1994 and filed as Exhibit 10.20 to Form 10-K dated December 31, 1994, File Number 1-07627, filed March 17, 1995).
*+	10.8	-	Executive Employment Agreement dated December 18, 2000 between the Company and W. Reed Williams (Exhibit 10.10 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.9	-	Executive Employment Agreement dated December 18, 2000 between the Company and James R. Gibbs (Exhibit 10.11 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.10	-	Executive Employment Agreement dated December 18, 2000 between the Company and Julie H. Edwards (Exhibit 10.12 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.11	-	Executive Employment Agreement dated December 18, 2000 between the Company and J. Currie Bechtol (Exhibit 10.13 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.12	-	Executive Employment Agreement dated December 18, 2000 between the Company and Jon D. Galvin (Exhibit 10.14 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.13	-	Executive Employment Agreement dated December 18, 2000 between the Company and Gerald B. Faudel (Exhibit 10.15 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.14	-	Executive Employment Agreement dated February 28, 2001 between the Company and Nancy J. Zupan (Exhibit 10.16 to Form 10-K dated December 31, 2001, File Number 1-07627, filed March 1, 2002).
*+	10.15	-	Frontier Oil Corporation Restricted Stock Plan (Exhibit 99.1 to Registration Statement No 333-56946, filed March 13, 2001).
*+	10.16	-	Amended and Restated Frontier Oil Corporation 1999 Stock Plan (Exhibit 99.1 to Registration Statement No 333-89876 filed June 6, 2002).
*	10.17	-	Crude Oil Supply Agreement dated October 15, 2002 between Baytex Energy Ltd, and Frontier Oil and Refining Company (Exhibit 10.2 to Form 10-Q dated September 30, 2002, File Number 1-07627, filed October 30, 2002). On November 28, 2002 this agreement was assigned by Baytex Energy Ltd. to its wholly-owned subsidiary, Baytex Marketing Ltd.
*	10.18	-	Amended and Restated Revolving Credit Agreement dated May 27, 2003 among Frontier Oil Corporation, one of its wholly owned subsidiaries, Frontier Oil and Refining Company, as borrower, the lenders named therein, Union Bank of California, N.A., as administrative agent, documentation agent and lead arranger, and PNB Paribas, as syndication agent (incorporated by reference and filed as Exhibit 99.2 to Form 8-K dated and filed May 29, 2003, File Number 1-07627).
	13.1	-	Portions of the Company’s 2003 Annual Report covering pages 9 through 44.
#	21.1	-	Subsidiaries of the Registrant.
	23	-	Consent of Deloitte & Touche LLP.
	31.1	-	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	-	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	-	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Asterisk indicates exhibits incorporated by reference as shown.
+ Plus indicates management contract or compensatory plan or arrangement.
# Pound sign indicates exhibits filed with original filing.

(b)	Reports on Form 8-K
A report on Form 8-K was filed October 31, 2003 and dated October 30, 2003, File Number 1-07627 regarding a press release announcing the Company’s third quarter results.
(c)	Exhibits
The Company’s 2003 Annual Report is available upon request. Shareholders of the Company may obtain a copy of any other exhibits to this Form 10-K at a charge of $.05 per page. Requests should be directed to:
    Investor Relations
    Frontier Oil Corporation
    10000 Memorial Drive, Suite 600
    Houston, Texas 77024-3411

(d)	Schedules Report of Independent Registered Public Accounting Firm on Financial Statement Schedules:

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

Houston, Texas
February 8, 2002

Frontier Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
As of December 31,                                                                       Schedule I
---------------------------------------------------------------------------------------------------
(in thousands)

                                                                          2003              2002
                                                                       ---------        ----------

ASSETS
Current Assets:
       Cash and cash equivalents                                      $    59,846       $  106,118
       Receivables                                                            710               86
       Deferred tax current asset                                           5,967            5,346
       Other current assets                                                    68              231
                                                                      -----------       ----------
             Total current assets                                          66,591          111,781
                                                                      -----------       ----------
Property, Plant and Equipment, at cost -
       Furniture, fixtures and other                                        1,111            1,064
       Less - Accumulated depreciation                                       (866)            (753)
                                                                      -----------       ----------
                                                                              245              311
Assets Held for Sale                                                            -              472
Investment in Subsidiaries                                                264,016          279,055
Commutation Account                                                        19,550                -
Prepaid Insurance                                                           6,593                -
Other Assets                                                                8,183            8,972
                                                                      -----------       ----------
TOTAL ASSETS                                                          $   365,178       $  400,591
                                                                      ===========       ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
       Accounts payable                                               $     1,736       $       41
       Other accrued liabilities                                            4,091            5,503
                                                                      -----------       ----------
             Total current liabilities                                      5,827            5,544
                                                                      -----------       ----------
Deferred Income Taxes                                                      16,930           15,176
Deferred Revenues and Other                                                 3,723            3,032
Payable to Affiliated Companies                                               732              615
Long-Term Debt                                                            168,689          207,966

Shareholders' Equity                                                      169,277          168,258
                                                                      -----------       ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $   365,178       $  400,591
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

Date: October 13, 2004