Form 10-Q
period 2004-09-30
FRONTIER OIL CORP /NEW/
filed 2004-11-04
CIK 110430

  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
    WASHINGTON, D.C. 20549

     FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from . . . . to . . . . Commission file number 1-7627

    FRONTIER OIL CORPORATION
    (Exact name of registrant as specified in its charter)

Wyoming (State or other jurisdiction of incorporation or organization) 10000 Memorial Drive, Suite 600 Houston, Texas (Address of principal executive offices)	74-1895085 (I.R.S. Employer Identification No.) 77024-3411 (Zip Code)

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
Yes  [x]    No . . .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)
Yes [x] No . . . Registrant’s number of common shares outstanding as of October 29, 2004: 26,954,157

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

•	statements, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;
•	statements relating to future financial performance, future capital sources and other matters; and
•	any other statements preceded by, followed by or that include the words “anticipates,” “believes,” “expects,” “plans,” “intends,” “estimates,” “projects,” “could,” “should,” “may,” or similar expressions.

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands except per share amounts)

                                                            Nine Months Ended            Three Months Ended
                                                              September 30                  September 30
                                                          2004           2003           2004           2003
                                                     ------------    -----------     -----------    ----------

Revenues:
     Refined products                                $  2,069,785    $ 1,625,441     $   791,613    $  594,292
     Other                                                (11,473)         2,119          (6,537)          471
                                                     ------------    -----------     -----------    ----------
                                                        2,058,312      1,627,560         785,076       594,763
                                                     ------------    -----------     -----------    ----------
Costs and Expenses:
     Raw material, freight and other costs              1,719,851      1,401,401         671,400       502,723
     Refinery operating expenses, excluding
       depreciation                                       162,124        149,059          55,721        48,495
     Selling and general expenses, excluding
       depreciation                                        20,921         14,926           7,075         5,132
     Merger termination and legal costs                     3,820          3,953             157         3,953
     Depreciation and amortization                         23,928         21,187           8,166         7,156
                                                     ------------    -----------     -----------    ----------
                                                        1,930,644      1,590,526         742,519       567,459
                                                     ------------    -----------     -----------    ----------

Operating Income                                          127,668         37,034          42,557        27,304
                                                     ------------    -----------     -----------    ----------

Interest expense and other financing costs                 17,618         20,749           5,813         6,590
Interest income                                              (890)          (907)           (485)         (260)
Gain on involuntary conversion of assets                     (594)             -               -             -
Merger financing termination costs, net                         -         17,632               -        14,212
                                                     ------------    -----------     -----------    ----------
                                                           16,134         37,474           5,328        20,542
                                                     ------------    -----------     -----------    ----------

Income (Loss) Before Income Taxes                         111,534           (440)         37,229         6,762
Provision for Income Taxes                                 42,009            430          13,437         2,940
                                                     ------------    -----------     -----------    ----------
Net Income (Loss)                                    $     69,525     $     (870)    $    23,792    $    3,822
                                                     ============    ===========     ===========    ==========

Basic Income (Loss) Per Share
     of Common Stock                                 $       2.61     $     (.03)    $       .89    $      .15
                                                     ============    ===========     ===========    ==========
Diluted Income (Loss) Per Share
     of Common Stock                                 $       2.55     $     (.03)    $       .87    $      .14
                                                     ============    ===========     ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

                                                            Nine Months Ended            Three Months Ended
                                                              September 30                  September 30
                                                          2004           2003           2004           2003
                                                     ------------    -----------     -----------    ----------

Net Income (Loss)                                      $   69,525     $     (870)    $    23,792    $    3,822
Other Comprehensive Income, Net of Income Tax                   -              -               -             -
                                                     ------------    -----------     -----------    ----------
Comprehensive Income (Loss)                            $   69,525     $     (870)    $    23,792    $    3,822
                                                     ============    ===========     ===========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares)

September 30, 2004 and December 31, 2003                                            2004               2003
                                                                                -----------         ----------
ASSETS
Current Assets:
     Cash, including cash equivalents of
         $115,159 in 2004 and $56,811 in 2003                                   $   122,741         $   64,520
     Trade receivables, net of allowance of $500 in both years                      132,226             86,519
     Other receivables                                                                6,182              1,834
     Inventory of crude oil, products and other                                     192,550            123,999
     Deferred tax assets                                                              7,165              5,967
     Other current assets                                                               985              1,974
                                                                                -----------         ----------
         Total current assets                                                       461,849            284,813
                                                                                -----------         ----------
Property, Plant and Equipment, at cost:
     Refineries, terminal equipment and pipeline                                    515,755            489,502
     Furniture, fixtures and other equipment                                          8,033              6,142
                                                                                -----------         ----------
                                                                                    523,788            495,644
         Less - Accumulated depreciation                                            196,142            173,196
                                                                                -----------         ----------
                                                                                    327,646            322,448
Deferred Financing Costs, net                                                         3,564              4,009
Commutation Account                                                                  17,334             19,550
Prepaid Insurance                                                                     4,845              6,593
Other Assets                                                                          4,811              4,884
Other Intangible Assets, net                                                          1,553                  -
                                                                                -----------         ----------

TOTAL ASSETS                                                                    $   821,602         $  642,297
                                                                                ===========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                           $   249,751         $  177,235
     Revolving credit facility                                                       36,250             45,750
     Accrued turnaround cost                                                         15,996             10,412
     Accrued liabilities and other                                                   23,025             10,282
     Accrued interest                                                                 7,512              2,513
                                                                                -----------         ----------
         Total current liabilities                                                  332,534            246,192
                                                                                -----------         ----------

Long-Term Debt                                                                      168,853            168,689
Long-Term Accrued and Other Liabilities                                              36,317             36,954
Deferred Credits and Other                                                            4,404              4,255
Deferred Income Taxes                                                                39,617             16,930

Commitments and Contingencies
Shareholders' Equity:
     Preferred stock, $100 par value, 500,000 shares authorized,
         no shares issued                                                                 -                  -
Common stock, no par, 50,000,000 shares authorized,
         31,588,624 and 30,643,549 shares issued in 2004 and 2003                    57,599             57,504
     Paid-in capital                                                                117,907            106,443
     Retained earnings                                                              112,850             47,614
     Accumulated other comprehensive loss                                              (924)              (924)
     Treasury stock, 4,638,467 shares and 4,264,673 shares
         in 2004 and 2003                                                           (47,024)           (39,914)
     Deferred employee compensation                                                    (531)            (1,446)
                                                                                -----------         ----------
     Total Shareholders' Equity                                                     239,877            169,277
                                                                                -----------         ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $   821,602         $  642,297
                                                                                ===========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

For the nine months ended September 30,                                             2004               2003
                                                                                -----------         ----------

OPERATING ACTIVITIES
Net income (loss)                                                               $    69,525         $     (870)
Depreciation and amortization                                                        23,928             21,187
Deferred income taxes                                                                26,363                131
Merger finance costs and discount on 8% Senior Notes                                      -              8,114
Amortization of deferred finance costs and discount                                     802              1,833
Deferred employee compensation amortization                                             915              1,009
Amortization of long-term prepaid insurance                                           1,148                  -
Decrease in commutation account                                                       2,216                  -
Change in deferred credits and other                                                    (81)              (604)
Net assets written-off in involuntary conversion of assets                            1,126                  -
Net loss on sale of assets                                                                -                189
Change in working capital from operations                                           (18,766)            (1,672)
                                                                                -----------         ----------
     Net cash provided by operating activities                                      107,176             29,317
                                                                                -----------         ----------
INVESTING ACTIVITIES
Additions to property, plant and equipment and other                                (34,840)           (27,026)
Proceeds from sale of assets                                                              -                304
Other investments                                                                         -                (34)
                                                                                -----------         ----------
     Net cash used in investing activities                                          (34,840)           (26,756)
                                                                                -----------         ----------
FINANCING ACTIVITIES
Revolving credit facility (repayments) borrowings, net                               (9,500)            16,750
Deferred finance costs                                                                 (193)              (877)
Issuance of common stock                                                              2,591                316
Purchase of treasury stock                                                           (3,029)              (428)
Dividends                                                                            (4,051)            (3,890)
Other                                                                                    67                  -
Proceeds from issuance of 8% Senior Notes                                                 -            218,143
Fund restricted cash (escrow account)                                                     -           (232,066)
Merger finance costs on 8% Senior Notes                                                   -             (6,257)
                                                                                -----------         ----------
     Net cash used by financing activities                                          (14,115)            (8,309)
                                                                                -----------         ----------

Increase (Decrease) in cash and cash equivalents                                     58,221             (5,748)
Cash and cash equivalents, beginning of period                                       64,520            112,364
                                                                                -----------         ----------
Cash and cash equivalents, end of period                                        $   122,741         $  106,616
                                                                                ===========         ==========

-----------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, excluding capitalized interest        $    10,742         $   13,803
Cash paid during the period for income taxes                                         11,474                624

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

        These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2003 and the Company’s quarterly reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Earnings per share

Basic earnings per share (“EPS”) has been computed based on the weighted average number of common shares outstanding. Basic and diluted shares were the same for the nine months ended September 30, 2003 because a loss was incurred. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

                                                            Nine Months Ended            Three Months Ended
                                                              September 30                  September 30
                                                          2004           2003           2004           2003
                                                       ----------     ----------     ----------     ----------
     Basic                                             26,594,720     25,910,470     26,874,084     25,937,842
     Diluted                                           27,298,715     25,910,470     27,444,618     26,956,658

        The number of outstanding stock options that could potentially dilute EPS in future years but were not included in the computation of diluted EPS (because the exercise prices exceeded the average market prices for the periods) were 690,600 shares for the nine months and three months ended September 30, 2004 and 1,546,700 shares for the three months ended September 30, 2003.

New accounting pronouncements

        In March 2004, the Financial Accounting Standards Board (“FASB”) issued an Exposure Draft for a Proposed Statement of Financial Accounting Standards, “Share Based Payment”, an amendment of FASB Statements No. 123 and 95. This statement originally would have required companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal years ending after December 15, 2004; however, the FASB has recently amended the Exposure Draft to defer the effective date to fiscal periods beginning after June 15, 2005. This means that Frontier would be required to implement the proposed standard no later than the quarter beginning July 1, 2005. The Company currently measures stock-based compensation in accordance with Accounting Principles Board (“APB”) No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. No compensation cost for stock options was recognized in the consolidated statements of operations for the nine months or the three months ended September 30, 2004 and 2003. The Company is currently evaluating the various provisions of the Exposure Draft. If adopted by the FASB as proposed, the impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options granted. See Note 3 for the pro forma impact the fair value method would have had on the Company’s results of operations for the nine months and three months ended September 30, 2004 and 2003.

2.    Schedule of major components of inventory

                                                       September 30,     December 31,
                                                           2004              2003
                                                       -------------    -------------
                                                               (in thousands)

Crude oil                                              $      63,501    $      39,374
Unfinished products                                           70,801           31,240
Finished products                                             40,505           34,712
Process chemicals                                              3,717            5,175
Repairs and maintenance supplies and other                    14,026           13,498
                                                       -------------    -------------
                                                       $     192,550    $     123,999
                                                       =============    =============

        Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first in, first out (“FIFO”) basis or market. Crude oil includes both domestic and foreign crude oil volumes at cost and associated freight and other costs. Unfinished products (work in process) include any crude oil which has entered into the refining process and other feedstocks that are not finished as far as refining operations are concerned. These include unfinished gasoline and diesel, blendstocks and other feedstocks. Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products. Unfinished and finished products inventory values have both (i) components of raw material, the associated raw material freight, and other costs and (ii) direct refinery operating expense allocated when refining begins relative to their proportionate market values. Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts. The net exchange balance is included in inventory. Inventories of materials, supplies and process chemicals are recorded at the lower of average cost or market.

3.    Stock-based compensation

        Stock-based compensation is measured in accordance with APB Opinion No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock.

        On March 13, 2001, the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Plan”) which reserved 1,000,000 shares of common stock, held as treasury stock by the Company, for restricted stock grants to be made under an incentive compensation program. Restricted shares, when granted, are recorded at the market value on the date of issuance as deferred employee compensation (equity account) and amortized to compensation expense over the respective vesting periods of the stock. Compensation costs of $915,000 and $1.0 million related to restricted stock awards were recognized for the nine months ended September 30, 2004 and 2003, respectively. Compensation costs of $266,000 and $377,000 related to restricted stock awards were recognized for the three months ended September 30, 2004 and 2003, respectively. As of September 30, 2004, there were 54,698 shares of unvested restricted stock outstanding, which represents the remaining shares from the 2002 grants, which will vest in March 2005. No grants were made under the Plan in 2003 or during the first nine months of 2004. During the nine months ended September 30, 2004, the Company received 48,443 shares ($901,000) of treasury stock from stock surrendered by employees to pay their withholding taxes on shares of restricted stock which vested during the first quarter.

        The Company has a stock option plan which authorizes the granting of options to employees to purchase shares of the Company’s common stock. The plan through September 30, 2004 had reserved for issuance a total of 3,600,000 shares of common stock, of which 3,501,250 shares have been granted (2,169,350 shares remain outstanding) and 98,750 shares were available to be granted. Of the $6.7 million (945,075 shares) of common stock issued during the nine months ended September 30, 2004 under stock option plans, $4.1 million was funded by the Company receiving 215,599 shares of stock (now held as treasury stock) directly from employees in cashless stock option exercises. The Company also increased its treasury shares when it received 112,752 shares ($2.1 million) of stock surrendered by employees to pay their withholding taxes related to these stock option exercises. Options under the plan are granted at fair market value on the date of grant. No entries are made in the Company’s equity accounts until the options are exercised, at which time the proceeds are credited to common stock and paid-in capital. Generally, the options vest ratably throughout their one- to five-year terms.

        Had compensation costs been determined based on the fair value at the grant dates for awards and amortized over the vesting period pursuant to FASB Statement No. 123, the Company’s income or loss and EPS would have been the pro forma amounts listed in the following table for the nine months and three months ended September 30, 2004 and 2003:

                                                            Nine Months Ended            Three Months Ended
                                                              September 30                  September 30
                                                          2004           2003          2004             2003
                                                       ----------     ----------     -----------    ----------
                                                                 (in thousands, except per share amounts)

Net income (loss) as reported                          $   69,525     $    (870)     $    23,792    $    3,822
  Deduct: Pro forma compensation
                expense, net of tax                         1,550          2,509             482           563
                                                       ----------     ----------     -----------    ----------
Pro forma net income (loss)                            $   67,975     $   (3,379)    $    23,310    $    3,259
                                                       ==========     ==========     ===========    ==========
Basic Income (Loss) per Share:
  As reported                                          $     2.61     $     (.03)     $      .89     $     .15
  Pro forma                                                  2.56           (.13)            .87           .13

Diluted Income (Loss) per Share:
  As reported                                          $     2.55     $     (.03)     $      .87     $     .14
  Pro forma                                                  2.49           (.13)            .85           .12

The fair value of grants was estimated as of the date of grant using the Black-Scholes option pricing model. The pro forma compensation expense for the nine months and three months ended September 30, 2004 includes amortization for options granted in the years of 2001, 2002, 2003 and 2004. The pro forma compensation expense for the nine months and three months ended September 30, 2003 includes amortization for options granted in the years of 2000, 2001, 2002 and 2003. For the weighted-average assumptions used in the Black-Scholes option pricing model for grants made in 2003, 2002, 2001 and 2000, please refer to the Company’s annual reports on Form 10-K/A for the years ended December 31, 2003 and 2002. The weighted-average assumptions used in the Black-Scholes option pricing model for grants issued in 2004 are: risk-free interest rate of 2.97%, expected volatility of 47.80%, expected life of 5.0 years and 1.10% dividend yield.

4.    Price risk management activities

        The Company at times enters into commodity derivative contracts to manage its price exposure to inventory positions that are in excess of its base level of operating inventories, purchases of foreign crude oil, consumption of natural gas in the refining process, to fix margins on certain future production, or to fix differentials on crude oil. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with counterparties whom the Company believes are creditworthy. The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting. As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in “Raw material, freight and other costs” or “Refinery operating expenses, excluding depreciation” when the associated transactions are consummated. Gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” in each period.

        Other revenues for the nine months ended September 30, 2004 included $11.9 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended September 30, 2004 included $6.6 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting.

        At September 30, 2004, the Company had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are included in “Other revenues” in the consolidated statements of operations:

•	Derivative contracts on 91,000 barrels of crude oil to hedge crude oil and intermediate product inventory builds for both the Cheyenne and El Dorado Refineries expected to be drawn down during the months of October and November 2004. These open contracts had total unrealized net losses at September 30, 2004 of approximately $293,000. During the nine months ended September 30, 2004, the Company reported net losses of approximately $5.5 million on closed out contracts to hedge crude oil and intermediate inventories.

•	Derivative contracts on 336,000 barrels of crude oil to hedge normal butane inventory for the El Dorado Refinery expected to be drawn down during the months of October 2004 through early January 2005. These open contracts had total unrealized net losses at September 30, 2004 of approximately $1.2 million. During the nine months ended September 30, 2004, the Company reported net losses of approximately $2.0 million on closed out contracts to hedge normal butane inventory for the El Dorado Refinery.

        During the nine months ended September 30, 2004, the Company utilized derivative contracts on barrels of crude oil to fix the heavy crude differential to the New York Mercantile Exchange light crude oil contract price for a portion of the committed purchases under the Company’s crude oil supply agreement with Baytex. During the nine months ended September 30, 2004, the Company recorded losses of nearly $2.6 million (included in “Other revenues”) on these contracts. No open positions remain at September 30, 2004 related to these contracts. The Company also utilized derivative contracts on barrels of crude oil to hedge crude oil inventories at the El Dorado Refinery and realized $327,000 in losses on these positions during the first quarter of 2004.

        The Company had no open derivative contracts at September 30, 2004 that were being accounted for as hedges. The Company also had no derivative contracts, during the nine months ended September 30, 2004, that were designated and accounted for as hedges.

5.   Environmental

        The Company’s operations and many of its manufactured products are specifically subject to certain requirements of the Clean Air Act (“CAA”) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at the Refineries during the next several years. The Environmental Protection Agency (“EPA”) recently embarked on a Petroleum Refining Initiative (“Initiative”) alleging industry-wide noncompliance with certain longstanding rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. Frontier has been contacted by the EPA and invited to meet with them to hear more about the Initiative. At this time, Frontier does not know how or if the Initiative will affect the Company. The Company has, however, in recognition of the EPA’s reinterpretation of certain regulatory requirements associated with the Initiative, determined that over the next three years, expenditures totaling approximately $10 million may be necessary to further reduce emissions from the Refineries’ flare systems. Both the Kansas Department of Health and Environment (“KDHE”) and the Wyoming Department of Environmental Quality (“WDEQ”) have expressed their preference to enter into consent decrees with the Company to settle these and certain other compliance matters. The provisions of a KDHE Order have not yet been proposed; however, Region VII of the EPA has informed the State of Kansas (“State”) and the Company that requirements for reductions in emissions from the El Dorado Refinery Fluid Catalytic Cracking Unit (“FCCU”) must also be included in any settlement with the State if the Company wants protection from a subsequent EPA enforcement action under the Initiative. The Company is currently evaluating interim and final FCCU emission control options. The WDEQ has indicated its willingness to accept a monetary penalty of $120,000 along with the completion of an agreed upon Capital Supplemental Environmental Project estimated to cost $535,000 to satisfy the reduction of flare system emissions, an earlier notice of violation regarding excess emissions from the Cheyenne Refinery’s crude unit heaters, resolution of the 1992 Odor Consent Decree and two recent odor violations associated with the startup of the Cheyenne Refinery’s new gasoline desulfurization equipment. The WDEQ Consent Decree formalizing this agreement is now being prepared. During the first quarter of 2004, the Company decreased the previously estimated penalty accrual of $317,000 recorded as of December 31, 2003 down to $120,000. This $197,000 reduction is reflected as a reduction of “Refinery operating expenses, excluding depreciation” on the consolidated statement of operations for the nine months ended September 30, 2004.

        On December 21, 1999, the EPA promulgated national regulations limiting the amount of sulfur that will be allowed in gasoline. The new regulations require the phase-in of gasoline sulfur standards, which began January 1, 2004 and continues through 2008, with special provisions for small business refiners. Because the Company qualifies as a small business refiner, Frontier has elected to extend Frontier’s small refinery interim gasoline sulfur standards at each of the Refineries until 2011 and to comply with the highway diesel sulfur standard by June 2006 (see discussion below). The Cheyenne Refinery has spent approximately $28.2 million to complete the project to meet the interim gasoline sulfur standard, which was required by January 1, 2004. The remaining $7.0 million estimated cost to meet the additional standard for the Cheyenne Refinery is expected to be incurred in 2009 and 2010. The total capital expenditures estimated as of September 30, 2004 for the El Dorado Refinery to achieve the final gasoline sulfur standard are approximately $15 million, which are expected to be incurred between 2006 and 2009. The Company’s approach to achieve the gasoline sulfur standard at the El Dorado Refinery has been revised from building a new unit to the modification of existing equipment, thus reducing the cost from the original estimate of $44 million.

        The EPA has promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006. As a small business refiner, Frontier has elected to comply with the highway diesel sulfur standard by June 2006 and extend Frontier’s small refiner interim gasoline sulfur standards at each of the Refineries until 2011. As of September 30, 2004, capital costs for diesel desulfurization are estimated to be approximately $13.5 million for the Cheyenne Refinery and approximately $100 million for the El Dorado Refinery. Approximately $500,000 of the Cheyenne Refinery expenditures are expected to be incurred in 2004, with none incurred as of September 30, 2004. The remaining expenditures will be incurred in 2005 and 2006. Approximately $11.0 million of the El Dorado Refinery expenditures are expected to be incurred by the end of 2004, with only $933,000 incurred through September 30, 2004. The remaining expenditures will be incurred in 2005 and 2006. The precise timing and amount of these expenditures will likely vary as detailed engineering to achieve the desulfurization is developed. It may be necessary for the Company to pursue external financing to fund a portion of these capital expenditures beginning in 2005 or 2006. Certain provisions of recent federal legislation (HR 4520 – “The American Jobs Creation Act of 2004”) should benefit Frontier by allowing the Company an accelerated depreciation deduction of 75% of these qualified capital costs in the years incurred and by providing a $0.05 per gallon credit on compliant diesel fuel up to an amount equal to the remaining 25% of these qualified capital costs for federal income tax purposes.

        On June 29, 2004, the EPA promulgated regulations designed to reduce emissions from the combustion of diesel fuel in non-road applications such as mining, agriculture, locomotives and marine vessels. The Company currently participates in this market through the manufacture and sale of approximately 6,000 barrels per day of non-road diesel fuel from our El Dorado Refinery. The new regulations will, in part, require refiners to reduce the sulfur content of non-road diesel fuel from 5,000 parts per million (“ppm”) to 500 ppm in 2007 and further to 15 ppm in 2010 for all uses but locomotive and marine. Diesel fuel used in locomotives and marine operations will be required to meet the 15 ppm sulfur standard in 2012. Small refiners, such as Frontier, will be allowed to either postpone the new sulfur limits or, if the small refiner chooses to meet the new limit on the national schedule, to increase their gasoline sulfur limits by 20%. Frontier intends to desulfurize all of its diesel fuel, including non-road, to the 15 ppm sulfur standard by 2006. The new regulation also clarifies that EPA-approved small business refiners will be allowed to exceed both the small refiner maximum capacity and/or employee criteria through merger with or acquisition of another approved small business refiner without loss of small refiner regulatory status.

        As is the case with all companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters. The matters include soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that the Company may have manufactured, handled, used, released or disposed.

Cheyenne Refinery. The Company is party to an agreement with the State of Wyoming requiring the investigation and possible eventual remediation of certain areas of the Cheyenne Refinery’s property that may have been impacted by past operational activities. Prior to this agreement, the Company addressed tasks required under a consent decree entered by the Wyoming State District Court on November 28, 1984 and involving the State of Wyoming, the WDEQ and the predecessor owners of the Cheyenne Refinery. This action primarily addressed the threat of groundwater and surface water contamination at the Cheyenne Refinery. As a result of these investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place or are in progress, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects totaling approximately $4 million. In addition, the Company estimates that an ongoing groundwater remediation program averaging $150,000 to $200,000 in annual operating and maintenance costs will be required for approximately ten more years. As of September 30, 2004, the Company has a reserve of $1.5 million in environmental liabilities reflecting the estimated present value of these expenditures. The EPA also issued an administrative consent order with respect to the Cheyenne Refinery on September 24, 1990 pursuant to the Resource Conservation and Recovery Act. Among other things, this order required a technical investigation of the Cheyenne Refinery to determine if certain areas had been adversely impacted by past operational activities. Based upon the results of the investigation, additional remedial action could be required by a subsequent administrative order or permit.

        In accordance with permits issued by the State of Wyoming under the federal National Pollutant Discharge Elimination System (“NPDES”), the Cheyenne Refinery is permitted to discharge its treated wastewater to either of two receiving waterways: a creek adjacent to the Refinery or a normally dry ravine called “Porter Draw”. Certain landowners downstream of the Refinery’s permitted discharge to Porter Draw expressed their unwillingness to continue to accommodate this wastewater flow by appealing the Company’s discharge permit and by giving notice of possible legal action. In response, the Company arranged to deliver its treated wastewater to the City of Cheyenne (“City”) municipal treatment plant for additional treatment and release as an alternative to continuing discharge to the ravine and has entered into settlements with the landowners. To initiate this wastewater treatment service, Frontier will pay the City a $1.6 million development fee (reflected in “Other Intangible Assets”), which will be paid in equal installments over five years, with the first payment having been made in July 2004. In addition, the Refinery will pay the City $2.00 per 1,000 gallons of wastewater treated.

El Dorado Refinery. The El Dorado Refinery is subject to a 1988 consent order with the KDHE. This order, including various subsequent modifications, requires the Refinery to continue the implementation of a groundwater management program with oversight provided by the KDHE Bureau of Environmental Remediation. More specifically, the Refinery must continue to operate the hydrocarbon recovery well systems and containment barriers at the site and conduct sampling from monitoring wells and surface water stations. Quarterly and annual reports must also be submitted to the KDHE. The order requires that remediation activities continue until KDHE-established groundwater criteria or other criteria agreed to by the KDHE and the Refinery are met. Subject to the terms of the purchase and sale agreement for the El Dorado Refinery entered into between the Company and Equilon Enterprises LLC (now known as Shell Oil Products (“Shell”)), Shell is responsible for the costs of continued compliance with this order.

        The most recent NPDES permit issued to the El Dorado Refinery requires, in part, the preparation and submission of an engineering report identifying certain refinery wastewater treatment plant upgrades necessary to allow routine compliance with applicable discharge permit limits. In accordance with the provisions of the purchase and sale agreement, Shell is responsible for the first $2 million of any required wastewater treatment system upgrades. If required system upgrade costs exceed this amount, Shell and Frontier share, based on a sliding scale percentage, up to another $3 million in upgrade costs. In addition to Shell’s obligation for the wastewater treatment system upgrade, subject to the terms of the purchase and sale agreement, Shell is also responsible for up to $5 million in costs relating to safety, health and environmental conditions that arise after the sales transaction closed in November 1999 because of Shell’s prior operation of the El Dorado Refinery that are not covered under a ten-year insurance policy. This insurance policy has $25 million of coverage through November 17, 2009 for environmental liabilities with a $500,000 deductible and will reimburse Frontier for losses related to certain conditions existing prior to the Company’s acquisition of the El Dorado Refinery. The first phase of wastewater treatment system upgrades was completed in 2001 at a cost of $2.6 million, with payment apportioned as described above. In accordance with the purchase and sale agreement, Shell agreed during the third quarter of 2004 to reimburse the Company for its share (approximately $450,000) of the approximately $750,000 of costs incurred by the Company during work done between 2001 and 2003 to identify and remedy wastewater effluent toxicity concerns.

6.    Litigation

         Beverly Hills Lawsuits. A Frontier subsidiary, Wainoco Oil & Gas Company, owned and operated an interest in an oil field in the Los Angeles, California metropolitan area from 1985 to 1995. The production facilities for that interest in the oil field are located at the campus of the Beverly Hills High School. In April 2003, a law firm began filing claims with the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from the oil field or the production facilities caused cancers or various other health problems in those individuals. Wainoco Oil & Gas Company and Frontier have been named in six such suits: Moss et al. v. Veneco, Inc. et al., filed in June 2003; Ibraham et al. v. City of Beverly Hills et al., filed in July 2003; Yeshoua et al. v. Veneco, Inc. et al., filed in August 2003; Jacobs v. Wainoco Oil & Gas Company et al., filed in December 2003; Bussel et al. v. Veneco, Inc. et al., filed in January 2004; and Steiner et al. v. Venoco Inc. et al, filed in May 2004. Other defendants in these lawsuits include the Beverly Hills Unified School District, the City of Beverly Hills, ten other oil and gas companies, two additional companies involved in owning or operating a power plant adjacent to the Beverly Hills High School and three of their related parent companies. The lawsuits include claims for personal injury, wrongful death, loss of consortium and/or fear of contracting diseases, and also ask for punitive damages. No dollar amounts of damages have been specified in any of the lawsuits. The six pending lawsuits have been related to one another and have been transferred to a judge on the complex civil litigation panel in the Superior Court of the State of California for the County of Los Angeles. A case management order has been entered in the case pursuant to which 12 plaintiffs have been selected as the initial group of plaintiffs to go to trial, discovery has commenced and a preliminary trial date has been set for July 25, 2005.

        The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills high school students, school employees or area residents. Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from an insurance company with an A.M. Best rating of A++ (Superior) covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date. The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity. The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million. In October 2003, the Company paid $6.25 million to the insurance company (which included an indemnity premium of $5.75 million and a $500,000 administration fee) and also funded with the insurance company a commutation account of approximately $19.5 million, from which the insurance company is funding the first costs under the policy including, but not limited to, the costs of defense of the claims. As of September 30, 2004, the commutation account balance was approximately $17.3 million. The Company also paid $772,500 to the State of California for surplus line tax on the premium in 2003, of which $600,000 was refunded. Frontier has the right to terminate the policy at any time after the first year and, prior to September 30, 2008, receive a refund of up to $4.3 million of the premium (which dollar amount declines over time) plus any unspent balance in the commutation account plus accumulated interest. While the policy is in effect, the insurance company will manage the defense of the claims. The Company is also seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period.

        Frontier believes that neither the claims that have been made, the six pending lawsuits, nor other potential future litigation, by which similar or related claims may be asserted against Frontier or its subsidiary, will result in any material liability or have any material adverse effect upon Frontier.

        Holly Lawsuit. On August 20, 2003, Frontier announced that Holly Corporation (“Holly”) had advised the Company that Holly was not willing to proceed with the merger agreement previously announced on March 31, 2003 on the agreed terms. As a result, Frontier filed suit for damages in the Delaware Court of Chancery. On September 2, 2003, Holly filed an answer and counterclaims, denying the Company’s claims, asserting that Frontier repudiated the merger agreement by filing the Delaware lawsuit, and claiming among other things that the Beverly Hills, California litigation caused the Company to be in breach of its representations and warranties in the merger agreement. Frontier has denied all of Holly’s counterclaims. Trial on the suit and Holly’s counterclaims concluded on March 5, 2004. Oral arguments were held on May 4, 2004, and the Company is awaiting a decision. Frontier believes that the counterclaims filed against it by Holly will not result in any material liability or have any material adverse effect upon Frontier.

        MTBE Concentration Lawsuits. Although Frontier has never manufactured MTBE nor provided MTBE blended product to the Kansas marketplace, the El Dorado Refinery (Frontier El Dorado Refining Company) has recently been named as one of fifty-two defendants in four lawsuits brought on behalf of the City of Dodge City, Kansas, the Chisholm Creek Utility Authority, the City of Bel Aire, Kansas, the County of Sedgwick Water Authority and the City of Park City, Kansas alleging unspecified damages for contamination of groundwater/public water wells by MTBE and tertiary butyl alcohol (“TBA”), a degradation product of MTBE. One element of the damage claims entails the alleged need for a wellfield vulnerability study at a cost in excess of $75,000. Plaintiffs contend that the defendants manufactured or otherwise put MTBE into the stream of interstate commerce. The causes of action stated include strict liability for a defective product or design, strict liability for failure to warn, negligence, public nuisance, private nuisance, trespass, and civil conspiracy. Because Frontier has neither manufactured MTBE nor provided MTBE blended product to the Kansas marketplace, the Company believes that any potential liability in this matter is negligible.

         Other. We are also involved in various lawsuits which are incidental to our business. In management's opinion, the adverse determination of such lawsuits would not have a material adverse effect on our liquidity, financial position or results of operations.

7.    Other Contingencies - El Dorado Earn-out Payments

        On November 16, 1999, Frontier acquired the 110,000 barrels per day El Dorado Refinery from Equilon Enterprises LLC, now known as Shell. Under the provisions of the purchase and sale agreement, the Company is required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60 million per year, up to $7.5 million, of the El Dorado Refinery’s annual revenues less its material costs and operating costs, other than depreciation. The total amount of these contingent payments is capped at $40 million. Any contingency payment will be recorded when determinable at each year-end as an additional acquisition cost. No contingent earn-out payment was required based on 2003, 2002 or 2000 results. A contingent earn-out payment of $7.5 million was required based on 2001 results and was accrued as of December 31, 2001 and paid in early 2002. It will not be known until year end if a contingent earn-out payment, based on 2004 results, will be required in early 2005. However, based on the results of operations for the nine months ended September 30, 2004, it is probable, but not estimatable, that a payment may be required.

8.    Cheyenne Refinery Fire

        On January 19, 2004, a fire occurred in the furnaces of the coking unit at the Cheyenne Refinery. The coker was out of service for approximately one month. Although the coker has been returned to service, some capital work is still ongoing; thus, final capital costs resulting from the fire are not yet known. As of September 30, 2004, the Company had received $3.5 million under its insurance policy, which represents a partial settlement. This amount exceeds expenses recorded to date by $594,000, resulting in the “Gain from involuntary conversion of assets” (recorded in June 2004) and included in the consolidated statement of operations for the nine months ended September 30, 2004. Expenses recorded to date include $1.8 million in clean-up costs and $1.1 million of net property, plant and equipment written-off ($2.1 million, net of $945,000 accumulated depreciation) due to the fire. The Company has incurred $7.8 million in capital work through September 30, 2004 to replace the coker furnaces. Once final capital costs are determined, additional amounts are expected to be recovered through the Company’s insurance coverage.

9.    Subsequent Events - Tender Offer and Redemption of 11¾% Senior Notes and Issuance of 6.625% Senior Notes

        On October 1, 2004, Frontier Oil Corporation (“FOC”) issued $150 million principal amount of 6.625% Senior Notes (the “Notes”) due 2011. The Notes, which mature on October 1, 2011, were issued at par, and FOC received net proceeds (after underwriting fees) of $147.2 million. Interest is paid semi-annually. The Notes are redeemable, at the option of FOC, at 103.313% after October 1, 2007, declining to 100% in 2010. Prior to October 1, 2007, FOC may at its option redeem the Notes at a defined make-whole amount, plus accrued and unpaid interest. FOC used a portion of the net proceeds from this offering to fund a tender offer and consent solicitation for $64.9 million principal of its 11¾% Senior Notes in October 2004 and included payment of a premium of $4.2 million and payment of accrued interest to date of $2.9 million. FOC intends to redeem in November 2004 the remaining $105.6 million outstanding principal of its 11¾% Senior Notes, including payment of a $6.2 million premium and payment of accrued interest to date of another $6.2 million, with the remaining proceeds of the offering, together with other available funds.

        Frontier Holdings Inc. and its subsidiaries (“FHI”) are full and unconditional guarantors of FOC’s 6.625% Senior Notes. Presented on the following pages are the Company’s consolidating balance sheets, statements of operations, and cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As specified in Rule 3-10, the condensed consolidating balance sheets, statement of operations, and cash flows presented below meet the requirements for financial statements of the issuer and each guarantor of the notes since guarantors are all direct or indirect wholly-owned subsidiaries of Frontier, and all of the guarantees are full and unconditional on a joint and several basis. The Company files a consolidated U.S. federal income tax return and consolidated state income tax returns in the majority of states in which it does business. Each subsidiary calculates its income tax provisions on a separate company basis, which are eliminated in the consolidation process.

                                               FRONTIER OIL CORPORATION
                                         Consolidating Statement of Operations
                                     For the Nine Months Ended September 30, 2004
                                               (unaudited, in thousands)

                                                                 FHI            Other
                                                  FOC        (Guarantor     Non-Guarantor
                                                (Parent)    Subsidiaries)   Subsidiaries    Eliminations   Consolidated
                                              --------------------------------------------------------------------------

 REVENUE:
   Refined products                              $      -    $ 2,069,785       $        -      $        -   $ 2,069,785
   Other                                                -        (11,516)              43               -       (11,473)
   Equity in earnings of subsidiaries             141,563              -                -        (141,563)            -
                                              ------------ --------------  --------------- --------------- -------------
 TOTAL REVENUES                                   141,563      2,058,269               43        (141,563)    2,058,312
                                              ------------ --------------  --------------- --------------- -------------

 COSTS AND EXPENSES:
    Raw material, freight and other costs               -      1,719,851                -               -     1,719,851
    Refinery operating expenses, excluding
      depreciation                                      -        162,124                -               -       162,124
    Selling and general expenses, excluding
      depreciation                                 11,335          9,586                -               -        20,921
    Merger termination and legal costs              3,820              -                -               -         3,820
    Depreciation and amortization                      59         24,285                -            (416)       23,928
                                              ------------ --------------  --------------- --------------- -------------
                                                   15,214      1,915,846                -            (416)    1,930,644
                                              ------------ --------------  --------------- --------------- -------------

 OPERATING INCOME                                 126,349        142,423               43        (141,147)      127,668
                                              ------------ --------------  --------------- --------------- -------------

Interest expense and other financing costs         15,619          1,999                -               -        17,618
Interest income                                      (805)           (85)               -               -          (890)
Gain on involuntary conversion of assets                -           (594)               -               -          (594)
                                              ------------ --------------  --------------- --------------- -------------
                                                   14,814          1,320                -               -        16,134
                                              ------------ --------------  --------------- --------------- -------------

 INCOME BEFORE INCOME TAXES                       111,535        141,103               43        (141,147)      111,534
 Provision for income taxes                        42,010         53,693                -         (53,694)       42,009
                                              ------------ --------------  --------------- --------------- -------------
 NET INCOME                                    $   69,525    $    87,410       $       43      $  (87,453)  $    69,525
                                              ============ ==============  =============== =============== =============

                                               FRONTIER OIL CORPORATION
                                         Consolidating Statement of Operations
                                     For the Three Months Ended September 30, 2004
                                               (unaudited, in thousands)

                                                                    FHI           Other
                                                    FOC         (Guarantor    Non-Guarantor
                                                  (Parent)     Subsidiaries)  Subsidiaries   Eliminations   Consolidated
                                               -------------------------------------------------------------------------

 REVENUE:
   Refined products                               $       -    $   791,613       $      -       $      -     $  791,613
   Other                                                  2         (6,558)            19              -         (6,537)
   Equity in earnings of subsidiaries                45,774              -              -        (45,774)             -
                                               -------------  -------------   ------------  -------------   ------------
 TOTAL REVENUES                                      45,776        785,055             19        (45,774)       785,076
                                               -------------  -------------   ------------  -------------   ------------

 COSTS AND EXPENSES:
    Raw material, freight and other costs                 -        671,400              -              -        671,400
    Refinery operating expenses, excluding
      depreciation                                        -         55,721              -              -         55,721
    Selling and general expenses, excluding
      depreciation                                    3,588          3,487              -              -          7,075
    Merger termination and legal costs                  157              -              -              -            157
    Depreciation and amortization                        19          8,285              -           (138)         8,166
                                               -------------  -------------   ------------  -------------   ------------
                                                      3,764        738,893              -           (138)       742,519
                                               -------------  -------------   ------------  -------------   ------------

 OPERATING INCOME                                    42,012         46,162             19        (45,636)        42,557
                                               -------------  -------------   ------------  -------------   ------------

Interest expense and other financing costs            5,213            600              -              -          5,813
Interest income                                        (430)           (55)             -              -           (485)
                                               -------------  -------------   ------------  -------------   ------------
                                                      4,783            545              -              -          5,328
                                               -------------  -------------   ------------  -------------   ------------

 INCOME BEFORE INCOME TAXES                          37,229         45,617             19        (45,636)        37,229
 Provision for income taxes                          13,437         17,113              -        (17,113)        13,437
                                               -------------  -------------   ------------  -------------   ------------
 NET INCOME                                     $    23,792    $    28,504      $      19    $   (28,523)    $   23,792
                                               =============  =============   ============  =============   ============

                                                   FRONTIER OIL CORPORATION
                                                 Consolidating Balance Sheet
                                                   As of September 30, 2004
                                                  (unaudited, in thousands)

                                                                          FHI           Other
                                                           FOC         (Guarantor   Non-Guarantor
                                                        (Parent)     Subsidiaries)   Subsidiaries   Eliminations  Consolidated
                                                     --------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                           $   116,688      $    6,053       $      -       $      -    $   122,741
  Trade receivables                                             -         132,226              -              -        132,226
  Other receivables                                         5,310             872              -              -          6,182
  Receivable from affiliated companies                          -             383             80           (463)             -
  Inventory of crude oil, products and other                    -         192,550              -              -        192,550
  Deferred tax assets                                       7,165           7,081              -         (7,081)         7,165
  Other current assets                                        134             851              -              -            985
                                                     -------------   -------------  -------------  -------------  -------------
        TOTAL CURRENT ASSETS                              129,297         340,016             80         (7,544)       461,849
                                                     -------------   -------------  -------------  -------------  -------------
Property, Plant and Equipment, at cost:
  Refineries, terminal equipment and pipeline                   -         526,808              -        (11,053)       515,755
  Furniture, fixtures and other equipment                   1,112           6,921              -              -          8,033
                                                     -------------   -------------  -------------  -------------  -------------
                                                            1,112         533,729              -        (11,053)       523,788
      Less - Accumulated Depreciation                         925         202,483              -         (7,266)       196,142
                                                     -------------   -------------  -------------  -------------  -------------
                                                              187         331,246              -         (3,787)       327,646
Deferred Financing Costs, net                               3,070             494              -              -          3,564
Commutation Account                                        17,334               -              -              -         17,334
Prepaid Insurance                                           4,845               -              -              -          4,845
Other Assets                                                4,811               -              -              -          4,811
Other Intangible Assets, net                                    -           1,553              -              -          1,553
Investment in Subsidiaries                                312,979               -              -       (312,979)             -
                                                     -------------   -------------  -------------  -------------  -------------

TOTAL ASSETS                                          $   472,523     $   673,309       $     80   $   (324,310)   $   821,602
                                                     =============   =============  =============  =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $    1,552     $   248,199       $      -       $      -    $   249,751
  Revolving credit facility                                     -          36,250              -              -         36,250
  Accrued turnaround cost                                       -          15,996              -              -         15,996
  Accrued liabilities and other                            10,450          12,306            269              -         23,025
  Accrued interest                                          7,510               2              -              -          7,512
                                                     -------------   -------------  -------------  -------------  -------------
     TOTAL CURRENT LIABILITIES                             19,512         312,753            269              -        332,534
                                                     -------------   -------------  -------------  -------------  -------------

Long-Term Debt                                            168,853               -              -              -        168,853
Long-Term Accrued and Other Liabilities                         -          36,317              -              -         36,317
Deferred Credits and Other                                  4,201             203              -              -          4,404
Deferred Income Taxes                                      39,617          47,027              -        (47,027)        39,617
Payable to Affiliated Companies                               463           4,944              -         (5,407)             -

Shareholders' Equity:
  Common stock                                             57,599               1         12,251        (12,252)        57,599
  Paid-in capital                                         117,907         311,085        262,793       (573,878)       117,907
  Retained earnings                                       111,353        (38,097)      (275,233)        314,827        112,850
 Accumulated other comprehensive income (loss)                573           (924)              -           (573)          (924)
  Treasury stock                                         (47,024)               -              -              -        (47,024)
  Deferred employee compensation                            (531)               -              -              -           (531)
                                                     -------------   -------------  -------------  -------------  -------------
     TOTAL SHAREHOLDERS' EQUITY                           239,877         272,065          (189)      (271,876)        239,877
                                                     -------------   -------------  -------------  -------------  -------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   472,523     $   673,309       $     80   $  (324,310)    $   821,602
                                                     =============   =============  =============  =============  =============

                                                  FRONTIER OIL CORPORATION
                                           Consolidating Statement of Cash Flows
                                        For the Nine Months Ended September 30, 2004
                                                 (unaudited, in thousands)

                                                                        FHI           Other
                                                          FOC       (Guarantor    Non-Guarantor
                                                       (Parent)    Subsidiaries)  Subsidiaries   Eliminations  Consolidated
                                                     ------------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income                                            $   69,525   $    87,410      $       43  $   (87,453)   $     69,525
 Equity in earnings of subsidiaries                      (141,563)            -               -      141,563               -
 Depreciation and amortization                                 59        24,285               -         (416)         23,928
 Deferred income taxes                                     26,363        53,694               -      (53,694)         26,363
 Amortization of deferred finance costs and discount          586           216               -            -             802
 Deferred employee compensation amortization                  915             -               -            -             915
 Amortization of long-term prepaid insurance                1,148             -               -            -           1,148
 Decrease in commutation account                            2,216             -               -            -           2,216
 Change in deferred credits and other                         564          (645)              -            -             (81)
 Net assets written-off in involuntary conversion
   of assets                                                    -         1,126               -            -           1,126
 Changes in working capital from operations                 9,381       (28,144)             (3)           -         (18,766)
                                                     ------------- ------------- --------------- ------------ ---------------
 NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (30,806)      137,942              40            -         107,176
                                                     ------------- ------------- --------------- ------------ ---------------

 INVESTING ACTIVITIES
 Additions to property, plant and equipment and
   other                                                       (1)      (34,839)              -            -         (34,840)
                                                     ------------- ------------- --------------- ------------ ---------------
 NET CASH USED IN INVESTING ACTIVITIES                         (1)      (34,839)              -            -         (34,840)
                                                     ------------- ------------- --------------- ------------ ---------------

 FINANCING ACTIVITIES
 Revolving credit facility repayments, net                      -        (9,500)              -            -          (9,500)
 Deferred finance costs                                      (193)            -               -            -            (193)
 Issuance of common stock                                   2,591             -               -            -           2,591
 Purchase of treasury stock                                (3,029)            -               -            -          (3,029)
 Dividends                                                 (4,051)            -               -            -          (4,051)
 Other                                                          -            67               -            -              67
 Intercompany transactions                                 92,331       (92,291)            (40)           -               -
                                                     ------------- ------------- --------------- ------------ ---------------
 NET CASH PROVIDED BY (USED IN)
          FINANCING ACTIVITIES                             87,649      (101,724)            (40)           -         (14,115)
                                                     ------------- ------------- --------------- ------------ ---------------

 Increase in cash and cash equivalents                     56,842         1,379               -            -          58,221
 Cash and cash equivalents, beginning of period            59,846         4,674               -            -          64,520
                                                     ------------- ------------- --------------- ------------ ---------------
 Cash and cash equivalents, end of period             $   116,688   $     6,053      $        -     $      -    $    122,741
                                                     ============= ============= =============== ============ ===============

                                               FRONTIER OIL CORPORATION
                                        Consolidating Statement of Operations
                                     For the Nine Months Ended September 30, 2003
                                              (unaudited, in thousands)

                                                                   FHI           Other
                                                    FOC         (Guarantor   Non-Guarantor
                                                  (Parent)    Subsidiaries)   Subsidiaries   Eliminations  Consolidated
                                               ------------------------------------------------------------------------

 REVENUE:
   Refined products                               $       -     $1,625,441      $       -      $       -    $1,625,441
   Other                                                (19)         2,099             39              -         2,119
   Equity in earnings of subsidiaries                27,914              -              -        (27,914)            -
                                               -------------  -------------  -------------  -------------  ------------
 TOTAL REVENUES                                      27,895      1,627,540             39        (27,914)    1,627,560
                                               -------------  -------------  -------------  -------------  ------------

 COSTS AND EXPENSES:
    Raw material, freight and other costs                 -      1,401,401              -              -     1,401,401
    Refinery operating expenses, excluding
      depreciation                                        -        149,059              -              -       149,059
    Selling and general expenses, excluding
      depreciation                                    5,748          9,178              -              -        14,926
    Merger termination and legal costs                3,953              -              -              -         3,953
    Depreciation and amortization                        88         21,515              -           (416)       21,187
                                               -------------  -------------  -------------  -------------  ------------
                                                      9,789      1,581,153              -           (416)    1,590,526
                                               -------------  -------------  -------------  -------------  ------------

 OPERATING INCOME                                    18,106         46,387             39        (27,498)       37,034
                                               -------------  -------------  -------------  -------------  ------------

 Interest expense and other financing costs          19,326          1,423              -              -        20,749
 Interest income                                       (761)          (146)             -              -          (907)
 Merger financing termination costs, net                  -              -         17,632              -        17,632
                                               -------------  -------------  -------------  -------------  ------------
                                                     18,565          1,277         17,632              -        37,474
                                               -------------  -------------  -------------  -------------  ------------

 INCOME (LOSS) BEFORE INCOME TAXES                     (459)        45,110        (17,593)       (27,498)         (440)
 Provision for income taxes                             411         17,283              -        (17,264)          430
                                               -------------  -------------  -------------  -------------  ------------
 NET INCOME (LOSS)                                $    (870)    $   27,827      $ (17,593)     $ (10,234)   $     (870)
                                               =============  =============  =============  =============  ============

                                                FRONTIER OIL CORPORATION
                                         Consolidating Statement of Operations
                                     For the Three Months Ended September 30, 2003
                                               (unaudited, in thousands)

                                                                   FHI           Other
                                                    FOC         (Guarantor   Non-Guarantor
                                                  (Parent)    Subsidiaries)   Subsidiaries   Eliminations   Consolidated
                                               --------------------------------------------------------------------------

 REVENUE:
   Refined products                               $       -    $   594,292      $       -      $       -     $   594,292
   Other                                                (32)           489             14              -             471
   Equity in earnings of subsidiaries                18,734              -              -        (18,734)              -
                                               -------------  -------------  -------------  -------------   -------------
 TOTAL REVENUES                                      18,702        594,781             14        (18,734)        594,763
                                               -------------  -------------  -------------  -------------   -------------

 COSTS AND EXPENSES:
    Raw material, freight and other costs                 -        502,723              -              -         502,723
    Refinery operating expenses, excluding
      depreciation                                        -         48,495              -              -          48,495
    Selling and general expenses, excluding
      depreciation                                    2,041          3,091              -              -           5,132
    Merger termination and legal costs                3,953              -              -                          3,953
    Depreciation and amortization                        26          7,268              -           (138)          7,156
                                               -------------  -------------  -------------  -------------   -------------
                                                      6,020        561,577              -           (138)        567,459
                                               -------------  -------------  -------------  -------------   -------------

 OPERATING INCOME                                    12,682         33,204             14        (18,596)         27,304
                                               -------------  -------------  -------------  -------------   -------------

 Interest expense and other financing costs           6,150            440              -              -           6,590
 Interest income                                       (230)           (30)             -              -            (260)
 Merger financing termination costs, net                  -              -         14,212              -          14,212
                                               -------------  -------------  -------------  -------------   -------------
                                                      5,920            410         14,212              -          20,542
                                               -------------  -------------  -------------  -------------   -------------

 INCOME (LOSS) BEFORE INCOME TAXES                    6,762         32,794        (14,198)       (18,596)          6,762
 Provision for income taxes                           2,940         12,522              -        (12,522)          2,940
                                               -------------  -------------  -------------  -------------   -------------

 NET INCOME (LOSS)                               $    3,822    $    20,272   $    (14,198)   $    (6,074)     $    3,822
                                               =============  =============  =============  =============   =============

                                                  FRONTIER OIL CORPORATION
                                                 Consolidating Balance Sheet
                                                   As of December 31, 2003
                                                  (unaudited, in thousands)

                                                                          FHI           Other
                                                          FOC         (Guarantor    Non-Guarantor
                                                        (Parent)     Subsidiaries)  Subsidiaries   Eliminations  Consolidated
                                                     -------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                           $    59,846     $    4,674       $       -    $        -     $   64,520
  Trade receivables                                             -         86,519               -             -         86,519
  Other receivables                                           710          1,124               -             -          1,834
  Receivable from affiliated companies                          -            692              40          (732)             -
  Inventory of crude oil, products and other                    -        123,999               -             -        123,999
  Deferred tax assets                                       5,967          5,201               -        (5,201)         5,967
  Other current assets                                         68          1,906               -             -          1,974
                                                     -------------  -------------   ------------- -------------  -------------
        TOTAL CURRENT ASSETS                               66,591        224,115              40        (5,933)       284,813
                                                     -------------  -------------   ------------- -------------  -------------
Property, Plant and Equipment, at cost:
  Refineries, terminal equipment and pipeline                   -        500,555               -       (11,053)       489,502
  Furniture, fixtures and other equipment                   1,111          5,031               -             -          6,142
                                                     -------------  -------------   ------------- -------------  -------------
                                                            1,111        505,586               -       (11,053)       495,644
      Less - Accumulated Depreciation                         866        179,180                        (6,850)       173,196
                                                     -------------  -------------   ------------- -------------  -------------
                                                              245        326,406               -        (4,203)       322,448
Deferred Financing Costs, net                               3,299            710               -             -          4,009
Commutation Account                                        19,550              -               -             -         19,550
Prepaid Insurance                                           6,593              -               -             -          6,593
Other Assets                                                4,884              -               -             -          4,884
Investment in Subsidiaries                                264,016              -               -      (264,016)             -
                                                     -------------  -------------   ------------- -------------  -------------

TOTAL ASSETS                                          $   365,178    $   551,231       $      40    $ (274,152)    $  642,297
                                                     =============  =============   ============= =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                     $    1,736    $   175,496       $       3    $        -     $  177,235
  Revolving credit facility                                     -         45,750               -             -         45,750
  Accrued turnaround cost                                       -         10,412               -             -         10,412
  Accrued liabilities and other                             1,587          8,426             269             -         10,282
  Accrued interest                                          2,504              9               -             -          2,513
                                                     -------------  -------------   ------------- -------------  -------------
     TOTAL CURRENT LIABILITIES                              5,827        240,093             272             -        246,192
                                                     -------------  -------------   ------------- -------------  -------------

Long-Term Debt                                            168,689              -               -             -        168,689
Long-Term Accrued and Other Liabilities                         -         36,954               -             -         36,954
Deferred Credits and Other                                  3,723            532               -             -          4,255
Deferred Income Taxes                                      16,930         38,183               -       (38,183)        16,930
Payable to Affiliated Companies                               732          3,271               -        (4,003)             -

Shareholders' Equity:
 Common stock                                              57,504              1          12,251       (12,252)        57,504
 Paid-in capital                                          106,443        310,828         280,832      (591,660)       106,443
 Retained earnings                                         46,117       (77,707)       (293,315)       372,519         47,614
 Accumulated other comprehensive income (loss)                573          (924)               -          (573)          (924)
 Treasury stock                                          (39,914)              -               -             -        (39,914)
 Deferred employee compensation                           (1,446)              -               -             -         (1,446)
                                                     -------------  -------------   ------------- -------------  -------------
     TOTAL SHAREHOLDERS' EQUITY                           169,277        232,198           (232)      (231,966)       169,277
                                                     -------------  -------------   ------------- -------------  -------------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   365,178    $   551,231       $      40    $ (274,152)    $  642,297
                                                     =============  =============   ============= =============  =============

                                                  FRONTIER OIL CORPORATION
                                           Consolidating Statement of Cash Flows
                                        For the Nine Months Ended September 30, 2003
                                                 (unaudited, in thousands)

                                                                            FHI         Other
                                                             FOC         (Guarantor  Non-Guarantor
                                                           (Parent)     Subsidiaries)Subsidiaries  Eliminations  Consolidated
                                                       ----------------------------------------------------------------------
 OPERATING ACTIVITIES
 Net income (loss)                                       $       (870)   $   27,827  $   (17,593) $    (10,234)   $     (870)
 Equity in earnings of subsidiaries                            27,914             -            -       (27,914)            -
 Depreciation and amortization                                     88        21,515            -          (416)       21,187
 Deferred income taxes                                            131        17,264            -       (17,264)          131
 Merger finance costs and discount on 8% Senior Notes               -             -        8,114             -         8,114
 Amortization of deferred finance costs and discount            1,584           249            -             -         1,833
 Deferred employee compensation amortization                    1,009             -            -             -         1,009
 Net loss on sale of assets                                       232           (43)           -             -           189
 Change in deferred credits and other                              48          (652)           -             -          (604)
 Changes in working capital from operations                     5,569       (17,323)      10,082             -        (1,672)
                                                       ---------------  ------------ ------------ -------------  ------------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                     35,705        48,837          603       (55,828)       29,317
                                                       ---------------  ------------ ------------ -------------  ------------

 INVESTING ACTIVITIES
 Additions to property, plant and equipment and other             (45)      (26,981)           -             -       (27,026)
 Proceeds from sale of assets                                     240            64            -             -           304
 Other investments                                                (34)            -            -             -           (34)
                                                       ---------------  ------------ ------------ -------------  ------------
 NET CASH PROVIDED BY (USED IN)
            INVESTING ACTIVITIES                                  161       (26,917)           -             -       (26,756)
                                                       ---------------  ------------ ------------ -------------  ------------

 FINANCING ACTIVITIES
 Revolving credit facility borrowings, net                          -        16,750            -             -        16,750
 Deferred finance costs                                             -          (877)           -             -          (877)
 Issuance of common stock                                         316             -            -             -           316
 Purchase of treasury stock                                      (428)            -            -             -          (428)
 Dividends                                                     (3,890)            -            -             -        (3,890)
 Proceeds from issuance of 8% Senior Notes                          -             -      218,143             -       218,143
 Fund restricted cash (escrow account)                              -             -     (232,066)            -      (232,066)
 Merger finance costs on 8% Senior Notes                            -             -       (6,257)            -        (6,257)
 Intercompany transactions                                     20,789       (40,367)      19,578             -             -
                                                       ---------------  ------------ ------------ -------------  ------------
 NET CASH PROVIDED BY (USED IN)
             FINANCING ACTIVITIES                              16,787       (24,494)        (602)            -        (8,309)
                                                       ---------------  ------------ ------------ -------------  ------------

 Increase in cash and cash equivalents                         52,653        (2,574)           1       (55,828)       (5,748)
 Cash and cash equivalents, beginning of period               106,118         6,246            -             -       112,364
                                                       ---------------  ------------ ------------ -------------  ------------
 Cash and cash equivalents, end of period               $     158,771     $   3,672     $      1  $    (55,828)   $  106,616
                                                       ===============  ============ ============ =============  ============

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        To assist in understanding our operating results, please refer to the operating data at the end of this analysis, which provides key operating information for our combined Refineries. Data for each Refinery is included in our annual report on Form 10-K/A, our quarterly reports on Form 10-Q and on our web site at http://www.frontieroil.com. We make our web site content available for informational purposes only. The web site should not be relied upon for investment purposes. We make available on this web site under “Investor Relations”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.

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

Nine months ended September 30, 2004 compared with the same period in 2003

         Overview of Results

        We had net income for the nine months ended September 30, 2004 of $69.5 million, or $2.55 per diluted share, compared to a net loss of $870,000, or ($0.03) per share, in the same period in 2003. Our operating income of $127.7 million for the nine months ended September 30, 2004 was an increase of $90.6 million from the $37.0 million operating income for the comparable period in 2003. The average gasoline crack spread was significantly higher during 2004 ($10.24 per barrel) than in 2003 ($7.60 per barrel), and both the light/heavy and WTI/WTS crude oil differentials improved. The average diesel crack spread was also higher during 2004 ($6.51 per barrel) than in 2003 ($4.87 per barrel).

        Our net income for the first nine months of 2004 was reduced by the legal costs associated with the termination of the Holly Corporation (“Holly”) merger and the Beverly Hills litigation. On March 31, 2003, we announced that we had entered into an agreement with Holly pursuant to which the two companies would merge. On August 20, 2003, we announced that Holly had advised us that it was not willing to proceed with our merger agreement on the agreed terms. As a result, we filed suit against Holly for damages in Delaware. Merger termination legal costs reduced earnings in the first nine months of 2004 by $3.8 million pretax ($2.3 million after tax) and costs related to the Beverly Hills litigation reduced earnings in the first nine months of 2004 by an additional $4.8 million pretax ($2.9 million after tax).

         Specific Variances

        Refined product revenues increased $444.3 million, or 27%, from $1.6 billion to $2.1 billion for the nine months ended September 30, 2004 compared to the same period in 2003. This increase was due to increased sales prices ($9.64 higher average per sales barrel), largely the result of higher crude oil prices and further increased by slightly higher sales volumes in 2004 (335 more barrels per day (“bpd”)). Our gasoline and diesel crack spreads averaged $10.24 per barrel and $6.51 per barrel, respectively, during the nine months ended September 30, 2004 compared to $7.60 per barrel and $4.87 per barrel, respectively, in the same period in 2003. Average gasoline prices increased from $40.46 per sales barrel in 2003 to $51.23 per sales barrel in 2004. Sales volumes of gasoline increased from 88,313 bpd in 2003 to 90,019 bpd in 2004. Average diesel and jet fuel prices increased from $36.72 per sales barrel in 2003 to $46.68 per sales barrel during 2004. However, sales volumes of diesel and jet fuel decreased 1,215 bpd from 53,702 bpd during the nine months ended September 30, 2003 to 52,487 bpd in the same period in 2004. Total product sales volumes overall increased only slightly from 164,468 bpd in the nine months ended September 30, 2003 to 164,803 bpd in the same period in 2004.

        Manufactured product yields (“yields”) are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units. Yields of gasoline were nearly flat year to year decreasing only 18 bpd, from 81,936 bpd in the nine months ended September 30, 2003 to 81,918 bpd in the same period in 2004. Yields of diesel and jet fuel decreased 701 bpd, or approximately 1%, from 53,188 bpd in the nine months ended September 30, 2003 to 52,487 bpd in the same period in 2004. Sales and yields for the nine months ended September 30, 2004 for the El Dorado Refinery were higher than during the same period in 2003 primarily because of the crude unit turnaround at the El Dorado Refinery, which commenced on March 18, 2003 and was completed on March 30, 2003. Yields for the nine months ended September 30, 2004 for the Cheyenne Refinery were lower than in the same period in 2003 primarily because of the coker furnace fire. The Cheyenne Refinery coking unit (see Note 8 in the “Notes to Interim Consolidated Financial Statements”) was out of service for one month in the first quarter of 2004.

        Other revenues decreased $13.6 million to a $11.5 million loss for the nine months ended September 30, 2004 compared to income of $2.1 million for the same period in 2003 due to $11.9 million in net losses from derivative contracts accounted for using mark-to-market accounting in the nine months ended September 30, 2004 compared to net gains of $1.2 million for the same period in 2003. See Price Risk Management Activities under Item 3 for a discussion of our utilization of commodity derivative contracts. Processing income from our Cheyenne Refinery coker was $538,000 less during the nine months ended September 30, 2004, compared to the same period in 2003 due to the coker being out of service for a portion of 2004 from the previously mentioned fire and the July 2004 conclusion of the long-term resid processing agreement with Suncor Energy (USA) Inc. (“Suncor”), which was replaced with a new arrangement. The processing agreement entitled Suncor to process in the Cheyenne Refinery coker unit up to 3,300 bpd of resid, a heavy end by-product of the refining process. Under the new arrangement, Frontier purchases resid from Suncor and processes it through our coker unit, and Suncor purchases the resulting coker gas oil.

        Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the FIFO inventory accounting method. The average price of crude oil was higher in the nine months ended September 30, 2004 than in the same period in 2003. The average price of WTI crude oil priced at Cushing, Oklahoma was $39.61 per barrel in the first nine months of 2004 compared to $32.04 per barrel in the same period in 2003. Raw material, freight and other costs increased by $318.5 million, or $6.88 per sales barrel, during the nine months ended September 30, 2004 when compared to the same period in 2003. The increase in raw material, freight and other costs was due to higher average crude prices and more crude oil charges, offset by inventory gains from rising prices in the nine months ended September 30, 2004 compared to inventory losses in the comparable period in 2003. We also benefited from improved crude oil differentials during the nine months ended September 30, 2004 when compared to the same period in 2003. For the nine months ended September 30, 2004, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $27.9 million after tax ($45.1 million pretax, comprised of $11.7 million at the Cheyenne Refinery and $33.4 million at the El Dorado Refinery) because of increasing crude oil and refined product prices. The price of crude oil on the New York Mercantile Exchange was very volatile during the first nine months of 2004: it began the year at $32.52 per barrel, ended the first quarter at $35.76 per barrel, reached a second quarter high of $42.33 per barrel on June 1, dropped to $37.05 per barrel by June 30, and then increased during the third quarter to $49.64 per barrel on September 30, 2004. For the nine months ended September 30, 2003, we realized an increase in raw material, freight and other costs as a result of inventory losses of approximately $2.3 million after tax ($3.6 million pretax, comprised of a $4.6 million loss for the El Dorado Refinery, offset by a $1.0 million gain for the Cheyenne Refinery).

        The Cheyenne Refinery raw material, freight and other costs of $36.45 per sales barrel for the nine months ended September 30, 2004 increased from $29.68 per sales barrel in the same period in 2003 due to higher crude oil prices offset by higher inventory gains and an improved light/heavy crude oil differential. The heavy crude oil utilization rate at the Cheyenne Refinery expressed as a percentage of the total crude oil charge decreased to 85% in the nine month period ending September 30, 2004 from 89% in 2003, as we processed more light crude oil due to the coker being out of service for approximately one month. The light/heavy crude oil differential for the Cheyenne Refinery averaged $8.75 per barrel in the nine months ended September 30, 2004 compared to $6.91 per barrel in the same period in 2003.

        The El Dorado Refinery raw material, freight and other costs of $38.87 per sales barrel for the nine months ended September 30, 2004 increased from $31.96 per sales barrel in the same period in 2003 due to higher average crude oil prices offset by higher inventory gains and an improved WTI/WTS crude oil differential. The WTI/WTS crude oil differential increased from an average of $2.67 per barrel in the nine-month period ending September 30, 2003, to $3.04 per barrel in the same period in 2004.

        Refinery operating expenses, excluding depreciation, includes both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries. Refinery operating expenses, excluding depreciation, were $162.1 million, or $3.59 per sales barrel, in the nine months ended September 30, 2004 compared to $149.1 million, or $3.32 per sales barrel, in the comparable period of 2003.

        The Cheyenne Refinery operating expenses, excluding depreciation, were $55.4 million, or $3.81 per sales barrel, in the nine months ended September 30, 2004 compared to $44.1 million, or $2.99 per sales barrel, in the comparable period of 2003. The increase resulted from higher costs of natural gas ($2.5 million), maintenance ($2.9 million), salaries ($1.9 million), excess turnaround costs and accruals ($834,000), consulting and legal ($1.1 million) and environmental ($1.7 million).

        The El Dorado Refinery operating expenses, excluding depreciation, were $106.7 million, or $3.49 per sales barrel, in the nine months ended September 30, 2004, increasing from $104.9 million, or $3.48 per sales barrel, in the same nine-month period of 2003 primarily due to higher costs in salaries and benefits ($2.0 million), electricity ($785,000), natural gas ($658,000) and excess turnaround costs and accruals ($306,000), offset by reduced costs in maintenance ($832,000), consulting and legal ($777,000) and insurance ($305,000). Although natural gas costs overall were higher, reduced volumes dramatically decreased the impact of the higher natural gas prices.

        Selling and general expenses, excluding depreciation, increased $6.0 million, or 40%, from $14.9 million for the nine months ended September 30, 2003 to $20.9 million for the nine months ended September 30, 2004 because of $4.8 million in costs related to the Beverly Hills litigation ($3.6 million in legal costs, substantially all of which have been paid or will be paid from the Commutation Account, and $1.1 million amortization of the previously purchased loss mitigation insurance premium) as opposed to $886,000 in legal costs in the same period in 2003, and increases in salaries ($2.2 million).

        Merger termination and legal costs of $3.8 million for the nine months ended September 30, 2004 include ongoing legal costs associated with the termination of the anticipated 2003 Holly merger and resulting lawsuit, compared to $4.0 million in merger termination and legal costs for the comparable period in 2003.

        Depreciation and amortization increased $2.7 million, or 13%, for the nine months ended September 30, 2004 compared to the same period in 2003 because of increased capital investment in our Refineries.

        Interest expense and other financing costs of $17.6 million for the nine months ended September 30, 2004 decreased $3.1 million, or 15%, from $20.7 million in the comparable period in 2003 due to redemption of the 9-1/8% Senior Notes in December 2003 and the write-off in the 2003 period of deferred finance costs related to previous repurchases of 9-1/8% and 11¾% Senior Notes, offset by less capitalized interest and higher interest expense and fees on the revolving credit facility in 2004. Average debt outstanding decreased to $215 million during the nine months ended September 30, 2004 from $241 million (excluding merger debt) for the same period in 2003. Although the 9-1/8% Senior Notes were not outstanding during the nine months ended September 30, 2004, more revolving credit facility borrowings were utilized in the nine-month period of 2004 than in the comparable period in 2003 due to higher crude and product prices.

        Interest income decreased $17,000 from $907,000 in the nine months ended September 30, 2003 to $890,000 in the nine months ended September 30, 2004.

        The gain on involuntary conversion of assets relates to the fire that occurred on January 19, 2004 in the furnaces of the coking unit at the Cheyenne Refinery. For the nine months ended September 30, 2004, the gain represents the partial settlement proceeds of $3.5 million from our insurers less $1.8 million of expenses related to clean-up costs and $1.1 million of net property, plant and equipment written-off due to the fire.

        The merger financing termination costs, net, during the nine months ended September 30, 2003 were $17.6 million, which related to the 8% Senior Notes issued to finance the contemplated Holly merger and included interest expense, issue discount, financing issue costs and redemption premium, net of $718,000 interest income earned on the escrow account.

        The income tax provision for the nine months ended September 30, 2004 was $42.0 million on pretax income of $111.5 million (or 37.7%) reflecting the net benefit of releasing our deferred tax valuation allowance offset by the effect of the permanent book versus tax differences and prior year adjustments from our current estimated effective tax rate of 38.2%. The income tax provision for the nine months ended September 30, 2003 was $430,000 on a pretax net loss of $440,000 due to one-time adjustments for permanent book versus tax differences related to 2002 and 2003 expenses and an increase of $280,000 in the income tax provision for the nine months ended September 30, 2003 resulting from an adjustment to the 2002 tax provision. The new “American Jobs Creation Act of 2004” provision providing tax relief for manufacturers should result in reduced effective federal income tax rates beginning in 2005. The FASB has not yet determined whether the tax effect of this special deduction will be recognized only as amounts are deducted on the tax returns or if this effect may be treated as a change in tax rates with adjustments to deferred tax assets and liabilities.

Three months ended September 30, 2004 compared with the same period in 2003

         Overview of Results

        We had net income for the three months ended September 30, 2004 of $23.8 million, or $0.87 per diluted share, compared to net income of $3.8 million, or $0.14 per diluted share, in the same period in 2003. Our operating income of $42.6 million for the three months ended September 30, 2004 was an increase of $15.3 million from the $27.3 million operating income for the comparable period in 2003. The average diesel crack spread was significantly higher during the three months ended September 30, 2004 ($8.10 per barrel) than in the same period in 2003 ($4.75 per barrel), and both the light/heavy and WTI/WTS crude oil differentials improved. The average gasoline crack spread was less during the three months ended September 30, 2004 ($8.88 per barrel) than in the same period in 2003 ($9.70 per barrel). As crude oil prices reached record highs during the third quarter of 2004, our profitability was adversely impacted by the resulting negative margins on certain of our heavy end products.

         Specific Variances

        Refined product revenues increased $197.3 million, or 33%, from $594.3 million to $791.6 million for the three months ended September 30, 2004 compared to the same period in 2003. The increase was due to increased sales prices ($12.88 average per sales barrel) which were reflective of higher crude oil prices, offset by lower sales volumes. Our gasoline and diesel crack spreads averaged $8.88 per barrel and $8.10 per barrel, respectively, during the three months ended September 30, 2004, compared to $9.70 per barrel and $4.75 per barrel, respectively, in the same period in 2003. Average gasoline prices increased from $41.67 per sales barrel in 2003 to $54.07 per sales barrel in 2004. Sales volumes of gasoline increased 1,738 bpd from 92,383 bpd during the three months ended September 30, 2003 to 94,121 bpd in the same period in 2004. Average diesel and jet fuel prices increased from $36.10 per sales barrel in the three months ended 2003 to $52.31 per sales barrel during the same period in 2004. Sales volumes of diesel and jet fuel decreased 4,145 bpd from 58,963 bpd during the three months ended September 30, 2003 to 54,818 bpd in the same period in 2004. Total product sales volumes overall decreased 2,710 bpd from 176,914 bpd in the three months ended September 30, 2003 to 174,204 bpd in the same period in 2004.

        Yields of gasoline decreased 1,537 bpd, or 2%, from 86,014 bpd in the three months ended September 30, 2003 to 84,477 bpd in the same period in 2004. Yields of diesel and jet fuel decreased 2,264 bpd, or 4%, from 57,321 bpd in the three months ended September 30, 2003 compared to 55,057 bpd in the same period in 2004.

        Other revenues decreased to a $6.5 million loss for the three months ended September 30, 2004 compared to income of $471,000 for the same period in 2003. This was due to $6.6 million in net losses on derivative contracts accounted for using mark-to-market accounting in the three months ended September 30, 2004 compared to net gains of $186,000 for the same period in 2003. See Price Risk Management Activities under Item 3 for a discussion of our utilization of commodity derivative contracts. We also had a decrease of $292,000 in processing income from our Cheyenne Refinery coker, as July 2004 was the last month to reflect processing income as the resid processing agreement was concluded and replaced with a new arrangement as discussed above.

        Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the FIFO inventory accounting method. The average price of crude oil was significantly higher in the three months ended September 30, 2004 than in the same period in 2003. The average price of WTI crude oil priced at Cushing, Oklahoma was $44.12 per barrel in the three months ended September 30, 2004 compared to $31.03 per barrel in the same period in 2003. Raw material, freight and other costs increased by $168.7 million, or $11.00 per sales barrel, during the three months ended September 30, 2004, when compared to the same period in 2003, due to the higher average crude oil prices offset by fewer crude oil charges and inventory gains from rising prices for the three months ended September 30, 2004 compared to inventory losses during the same period in 2003. For the three months ended September 30, 2004, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $13.1 million after tax ($21.3 million pretax, comprised of $6.0 million at the Cheyenne Refinery and $15.3 million at the El Dorado Refinery) because of the increasing crude oil and refined product prices. The price of crude oil on the New York Mercantile Exchange increased sharply during the third quarter of 2004, beginning at $37.05 per barrel at June 30, 2004 and ending the quarter at $49.64 per barrel on September 30, 2004. For the three months ended September 30, 2003, we realized an increase in raw material, freight and other costs as a result of inventory losses of approximately $3.9 million after tax ($6.3 million pretax, comprised of a $4.5 million loss for the El Dorado Refinery and a $1.8 million loss for the Cheyenne Refinery).

        The Cheyenne Refinery raw material, freight and other costs of $39.20 per sales barrel, for the three months ended September 30, 2004, increased from $28.93 per sales barrel in the same period in 2003 due to higher crude oil prices offset by inventory gains and an improved light/heavy crude oil differential. The heavy crude oil utilization rate at the Cheyenne Refinery expressed as a percentage of the total crude oil charge, decreased to 85% in the three-month period ending September 30, 2004 from 87% in the same period in 2003. The light/heavy crude oil differential for the Cheyenne Refinery averaged $9.28 per barrel in the three months ended September 30, 2004, compared to $6.81 per barrel in the same period in 2003.

        The El Dorado Refinery raw material, freight and other costs of $43.16 per sales barrel, for the three months ended September 30, 2004, increased from $31.85 per sales barrel in the same period in 2003 due to higher average crude oil prices offset by fewer crude oil charges and inventory gains. The WTI/WTS crude oil differential increased from an average of $2.44 per barrel in the three-month period ending September 30, 2003 to $2.95 per barrel in this same period in 2004.

        Refinery operating expenses, excluding depreciation, include both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries. Refinery operating expenses, excluding depreciation, were $55.7 million, or $3.48 per sales barrel, in the three months ended September 30, 2004, compared to $48.5 million, or $2.98 per sales barrel, in the comparable period of 2003.

        The Cheyenne Refinery operating expenses, excluding depreciation, were $20.8 million, or $4.06 per sales barrel, in the three months ended September 30, 2004 compared to $14.8 million, or $2.76 per sales barrel, in the comparable period of 2003. The increase was primarily due to higher maintenance costs ($1.8 million), higher natural gas prices ($840,000), higher salaries ($627,000), the elimination in July 2004 of the processing cost reimbursement related to the resid processing agreement as discussed above ($732,000) and an increase in environmental costs ($1.8 million).

        The El Dorado Refinery operating expenses, excluding depreciation, were $34.9 million, or $3.20 per sales barrel, in the three-month period ended September 30, 2004 compared to $33.7 million, or $3.09 per sales barrel, in the comparable period of 2003. The increase was primarily due to higher natural gas costs ($1.2 million) and salaries and benefits ($1.2 million) offset by positive variances in consulting and legal ($715,000), additive and chemical costs ($229,000) and maintenance ($181,000).

        Selling and general expenses, excluding depreciation, increased $1.9 million, or 38%, for the three months ended September 30, 2004 because of increases in salaries $998,000 and $1.3 million in costs related to the Beverly Hills litigation (nearly $1.0 million in legal costs, substantially all of which have been paid or will be paid from the Commutation Account, and $302,000 amortization of the loss mitigation insurance premium purchased in October 2003), as opposed to $610,000 in legal costs in the same period in 2003.

        Merger termination and legal costs of $157,000, for the three months ended September 30, 2004, include ongoing legal costs associated with the termination of the anticipated 2003 Holly merger and resulting lawsuit, which compares to $4.0 million in merger termination and legal costs for the comparable period in 2003.

        Depreciation increased $1.0 million, or 14%, for the three months ended September 30, 2004 as compared to the same period in 2003 because of increased capital investment in our Refineries.

        Interest expense and other financing costs of $5.8 million, for the three months ended September 30, 2004, decreased $777,000, or 12%, from $6.6 million in the comparable period in 2003 due to redemption of the 9-1/8% Senior Notes in December 2003 offset by no capitalized interest during 2004. Average debt outstanding decreased to $191 million during the three months ended September 30, 2004 from $239 million (excluding merger debt) for the same period in 2003. Although the 9-1/8% Senior Notes were not outstanding during the three months ending September 30, 2004, more revolving credit facility borrowings were utilized in the third quarter of 2004 than in the comparable period in 2003 due to higher crude oil and product prices.

        Interest income increased $225,000 from $260,000, in the three months ended September 30, 2003, to $485,000 in the three months ended September 30, 2004 due to more cash available to invest.

        The merger financing termination costs, net, during the three months ended September 30, 2003 were $14.2 million, and included interest expense, issue discount, financing issue costs and redemption premium, net of $351,000 interest income earned on the escrow account related to the 8% Senior Notes issued to finance the contemplated Holly merger.

        The income tax expense for the three months ended September 30, 2004 was $13.4 million on pretax income of $37.2 million (or 36.1%) reflecting the effect of the net benefit of releasing our deferred tax valuation allowance offset by the permanent book versus tax differences and prior year adjustments from our current estimated effective tax rate of 38.2%. The income tax provision for the three months ended September 30, 2003 was $2.9 million on pretax net income of $6.8 million (43.4% effective rate) due to one-time adjustments for permanent book versus tax differences related to 2002 and 2003 expenses and an increase in the income tax provision for the three months ended September 30, 2003 resulting from an adjustment to the 2002 tax provision.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operating activities was $107.2 million for the nine months ended September 30, 2004 compared to net cash provided by operating activities of $29.3 million during the nine months ended September 30, 2003. Improved results of operations were the largest contributor to improved cash flow offset by higher uses of cash by working capital changes.

        Working capital changes used a total of $19.1 million of cash flows in the nine months ended September 30, 2004 while using only $1.7 million of cash flows in the comparable period in 2003. The most significant use of cash for working capital changes during the nine-month period of 2004 was the increase in receivables of $49.5 million and the increase in inventories of $68.6 million compared to a decrease in receivables of $4.7 million and an increase in inventory of only $19.9 million in the 2003 comparable period. The increase in inventories and receivables was due to the sharp increase in crude oil and product prices during 2004.

        The most significant working capital item offsetting the negative cash impacts during the nine months ended September 30, 2004 was an increase in trade and crude payables (providing cash) of $77.1 million in the 2004 period. This was primarily due to increases in the crude payable as a result of the higher crude oil prices.

        During the nine months ended September 30, 2004, we made estimated federal and state income tax payments of approximately $11.5 million.

        At September 30, 2004, we had $122.7 million of cash and cash equivalents, working capital of $129.3 million and $75.6 million of borrowing base availability for additional borrowings under our revolving credit facility.

        During the nine months ended September 30, 2004, we increased our treasury stock by 215,599 shares ($4.1 million) which were obtained directly from employees in cashless stock option exercises, and we received another 112,752 shares ($2.1 million) of treasury stock from stock surrendered by employees to pay their withholding taxes related to the stock option exercises. We also acquired 48,443 shares ($901,000) of treasury stock from stock surrendered by employees to pay their withholding taxes on shares of restricted stock which vested during the first quarter.

        Capital expenditures during the first nine months of 2004 were $34.8 million, which included payments of approximately $6 million for the Cheyenne Refinery low sulfur gasoline project (completed in December 2003) and approximately $7.8 million in unplanned capital work due to the Cheyenne Refinery coker fire. Capital expenditures aggregating approximately $60 million are currently planned for 2004. These 2004 capital expenditures include approximately $28 million for the El Dorado Refinery, $31 million for the Cheyenne Refinery, and $1 million of capital for expenditures in our Denver and Houston offices, our asphalt terminal in Nebraska and for our share of crude pipeline projects. The approximately $28 million of capital expenditures for our El Dorado Refinery includes approximately $11 million to begin the ultra low sulfur diesel compliance project, as well as operational, payout, safety, administrative, environmental and optimization projects. The approximately $31 million of capital expenditures for our Cheyenne Refinery includes the $7.8 million of capital incurred due to the Cheyenne Refinery coker fire, the $6 million incurred on the low sulfur gasoline project, as well as environmental, ultra low sulfur diesel, operational, safety, administrative and payout projects. Compliance with the upcoming ultra low sulfur diesel requirements at our Refineries will require additional capital expenditures through 2006. The total capital we will utilize to comply with the regulations is estimated to be $13.5 million at the Cheyenne Refinery and approximately $100 million at the El Dorado Refinery. The expenditures for the ultra low sulfur diesel projects for 2004 are estimated at $550,000 at the Cheyenne Refinery and $11.0 million at the El Dorado Refinery, which are included in the capital expenditures discussed above. The remaining costs for the ultra low sulfur diesel projects at both Refineries are expected to be spent in 2005 and 2006. It may be necessary for us to obtain external financing in 2005 or 2006 to fund these required expenditures. The recently enacted “American Jobs Creation Act of 2004” should allow us, as a small business refiner, to deduct for federal income tax purposes 75% of the qualified costs related to these low sulfur diesel expenditures in the years incurred as well as provide tax credits based on the resulting production of ultra low sulfur diesel up to 25% of the remaining qualified costs.

        As of September 30, 2004, we had received payments of $3.5 million from our insurance company for reimbursement of costs related to the coker fire. Additional proceeds from our insurance company are expected to be received during the fourth quarter of 2004.

        As of September 30, 2004, we had $206.7 million principal ($205.2 million, net of discount) of total consolidated debt, of which $170.4 million was long-term debt ($168.9 million, net of discount) and $36.3 million was under our revolving credit facility. We also had $63.2 million outstanding letters of credit under our revolving credit facility. We were in compliance with the financial covenants of our revolving credit facility as of September 30, 2004. We had shareholders’ equity of $238.2 million as of September 30, 2004. Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks”.

        Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we have made, or may be required to make, contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60 million per year of the El Dorado Refinery’s annual revenues less material costs and operating costs, other than depreciation. The total amount of these contingent payments is capped at $40 million, with an annual cap of $7.5 million. No payment was necessary in 2004, based on 2003 results. It will not be determinable until year-end if a contingent earn-out payment, based on 2004 results, will be required in early 2005. However, based on the results of operations for the nine months ended September 30, 2004, it is probable, but not estimatable, that a payment may be required. Such contingency payments, if any, will be recorded as additional acquisition costs.

        Our Board of Directors declared quarterly cash dividends of $.05 per share in December 2003, March 2004, and June 2004 which were paid in January 2004, April 2004, and July 2004, respectively. Our Board of Directors declared a quarterly cash dividend of $.06 per share in September 2004, which was paid on October 12, 2004 to shareholders of record on September 24, 2004. The total cash required for the dividend declared in September 2004 was approximately $1.6 million and was accrued at quarter end.

        On October 1, 2004, we issued $150 million principal amount of 6.625% Senior Notes (the “Notes”) due 2011. The Notes, which mature on October 1, 2011, were issued at par and we received net proceeds (after underwriting fees) of $147.2 million. Interest is paid semi-annually. The Notes are redeemable, at our option, at 103.313% after October 1, 2007, declining to 100% in 2010. Prior to October 1, 2007, we may, at our option redeem the Notes at a defined make-whole amount, plus accrued and unpaid interest. We used part of the net proceeds of this offering to fund a tender offer and consent solicitation for $64.9 million principal of our 11¾% Senior Notes in October 2004 and included payment of a premium of $4.2 million and payment of accrued interest to date of $2.9 million. We intend to redeem in November 2004 the remaining $105.6 million outstanding principal of our 11¾% Senior Notes, including payment of a $6.2 million premium and payment of accrued interest to date of another $6.2 million, with the remaining proceeds of the offering, together with other available funds. These actions should significantly reduce our interest expense in future years.

                                    REFINING OPERATING STATISTICAL INFORMATION

Consolidated:                                                     Nine Months Ended        Three Months Ended
                                                                    September 30,             September 30,
                                                                  2004         2003         2004         2003
                                                                -------      -------      -------      -------
Charges (bpd) (1)
     Light crude                                                 38,760       30,451       43,099       31,295
     Heavy and intermediate crude                               110,054      116,128      109,625      127,589
     Other feed and blend stocks                                 16,004       18,806       16,712       18,480
                                                                -------      -------      -------      -------
         Total                                                  164,818      165,385      169,436      177,364

Manufactured product yields (bpd) (2)
     Gasoline                                                    81,918       81,936       84,477       86,014
     Diesel and jet fuel                                         52,487       53,188       55,057       57,321
     Asphalt                                                      7,520        7,534        7,975        9,202
     Chemicals                                                      959          811        1,034          835
     Other                                                       17,511       17,661       15,936       18,091
                                                                -------      -------      -------      -------
         Total                                                  160,395      161,130      164,479      171,463

Total product sales (bpd)
     Gasoline                                                    90,019       88,313       94,121       92,383
     Diesel and jet fuel                                         52,487       53,702       54,818       58,963
     Asphalt                                                      7,725        7,807        8,325       10,557
     Chemicals                                                      817          811          942          835
     Other                                                       13,755       13,835       15,998       14,176
                                                                -------      -------      -------      -------
         Total                                                  164,803      164,468      174,204      176,914

Refinery operating margin information (per sales bbl)
     Refined products revenue                                 $  45.84     $   36.20    $   49.39    $   36.51
     Raw material, freight and other costs
       (FIFO inventory accounting)                               38.09         31.21        41.89        30.89
     Refinery operating expenses, excluding depreciation          3.59          3.32         3.48         2.98
     Refinery depreciation                                         .51           .47          .49          .42

Average WTI crude oil priced at Cushing, OK                   $  39.58     $   32.04    $   44.02    $   31.03

Average gasoline crack spreads (per barrel) (3)               $  10.24     $    7.60    $    8.88    $    9.70
Average diesel crack spreads (per barrel) (3)                 $   6.51     $    4.87    $    8.10    $    4.75

Average sales price (per sales bbl)
     Gasoline                                                 $  51.23     $   40.46    $   54.07    $   41.67
     Diesel and jet fuel                                         46.68         36.72        52.31        36.10
     Asphalt                                                     23.75         24.64        26.39        25.53
     Chemicals                                                  105.27         53.97       142.63        48.05
     Other                                                       16.21         12.47        18.32        12.15
(1)	Charges are the quantity of crude oil and other feedstocks processed through refinery units.
(2)	Manufactured product yields are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units.
(3)	The average non-oxygenated gasoline and diesel net sales prices we receive for each product less the average WTI crude priced at Cushing, Oklahoma.

                                       REFINING OPERATING STATISTICAL INFORMATION

Cheyenne Refinery:                                                Nine Months Ended        Three Months Ended
                                                                    September 30,             September 30,
                                                                  2004         2003         2004         2003
                                                                -------      -------      -------      -------
Charges (bpd) (1)
     Light crude                                                  6,795        5,226        7,376        6,235
     Heavy crude                                                 37,872       40,299       40,752       41,902
     Other feed and blend stocks                                  3,981        5,688        3,852        5,703
                                                                -------      -------      -------      -------
         Total                                                   48,648       51,213       51,980       53,840

Manufactured product yields (bpd) (2)
     Gasoline                                                    19,551       20,226       19,182       20,588
     Diesel                                                      13,981       15,159       15,401       15,797
     Asphalt                                                      7,520        7,534        7,975        9,202
     Other                                                        5,803        6,658        7,451        6,263
                                                                -------      -------      -------      -------
         Total                                                   46,855       49,577       50,009       51,850

Total product sales (bpd)
     Gasoline                                                    26,633       26,381       26,217       27,143
     Diesel                                                      14,283       15,228       15,473       15,847
     Asphalt                                                      7,725        7,807        8,325       10,557
     Other                                                        4,502        4,613        5,774        4,901
                                                                -------      -------      -------      -------
         Total                                                   53,143       54,029       55,789       58,448

Refinery operating margin information (per sales bbl)
     Refined products revenue                                 $  44.23     $   35.88    $   47.49    $   35.80
     Raw material, freight and other costs
       (FIFO inventory accounting)                               36.45         29.68        39.20        28.93
     Refinery operating expenses, excluding depreciation          3.81          2.99         4.06         2.76
     Refinery depreciation                                         .86           .79          .83          .72

Average light/heavy crude oil differential (per barrel) (3)   $   8.75     $    6.91    $    9.28    $    6.81

Average gasoline crack spreads (per barrel) (4)               $  10.90     $    8.07    $   10.63    $   10.38
Average diesel crack spreads (per barrel) (4)                 $   8.73     $    6.31    $    8.99    $    6.55

Average sales price (per sales bbl)
     Gasoline                                                 $  52.63     $   42.31    $   56.96    $   43.38
     Diesel                                                      49.46         38.81        53.33        38.19
     Asphalt                                                     23.75         24.64        26.39        25.53
     Other                                                       13.06          8.51        19.24         8.15

(1)	Charges are the quantity of crude oil and other feedstocks processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units.
(3)	Average light/heavy crude oil differential is the differential between the benchmark average WTI crude priced at Cushing, Oklahoma and the heavy crude oil priced delivered to the Cheyenne Refinery. The light/heavy crude oil differential for prior periods has been restated to conform to the current presentation using WTI as the light crude oil in order to be comparable with WTI/WTS crude oil differential reported for the El Dorado Refinery.
(4)	The average non-oxygenated gasoline and diesel net sales prices we receive for each product less the average WTI crude priced at Cushing, Oklahoma.

                                    REFINING OPERATING STATISTICAL INFORMATION

El Dorado Refinery:                                               Nine Months Ended        Three Months Ended
                                                                    September 30,             September 30,
                                                                  2004         2003         2004         2003
                                                                -------      -------      -------      -------
Charges (bpd) (1)
     Light crude                                                 31,966       25,225       35,723       25,061
     Heavy and intermediate crude                                72,182       75,829       68,873       85,687
     Other feed and blend stocks                                 12,023       13,118       12,860       12,777
                                                                -------      -------      -------      -------
         Total                                                  116,171      114,172      117,456      123,525

Manufactured product yields (bpd) (2)
     Gasoline                                                    62,367       61,710       65,295       65,426
     Diesel and jet fuel                                         38,506       38,029       39,656       41,524
     Chemicals                                                      959          811        1,034          835
     Other                                                       11,708       11,003        8,485       11,828
                                                                -------      -------      -------      -------
         Total                                                  113,540      111,553      114,470      119,613

Total product sales (bpd)
     Gasoline                                                    63,386       61,932       67,904       65,240
     Diesel and jet fuel                                         38,204       38,473       39,345       43,115
     Chemicals                                                      817          811          942          835
     Other                                                        9,253        9,222       10,224        9,276
                                                                -------      -------      -------      -------
         Total                                                  111,660      110,438      118,415      118,466

Refinery operating margin information (per sales bbl)
     Refined products revenue                                 $  46.60     $   36.36    $   50.29    $   36.87
     Raw material, freight and other costs
       (FIFO inventory accounting)                               38.87         31.96        43.16        31.85
     Refinery operating expenses, excluding depreciation          3.49          3.48         3.20         3.09
     Refinery depreciation                                         .34           .31          .33          .28

WTI/WTS crude oil differential (per bbl) (3)                  $   3.04     $    2.67    $    2.95    $    2.44

Average gasoline crack spreads (per barrel) (4)               $   9.96     $    7.40    $    8.20    $    9.42
Average diesel crack spreads (per barrel) (4)                 $   5.68     $    4.30    $    7.75    $    4.09

Average sales price (per sales bbl)
     Gasoline                                                 $  50.63     $   39.68    $   52.95    $   40.96
     Diesel and jet fuel                                         45.64         35.90        51.91        35.33
     Chemicals                                                  105.27         53.97       142.63        48.05
     Other                                                       17.74         14.45        17.81        14.26

(1)	Charges are the quantity of crude oil and other feedstocks processed through refinery units.
(2)	Manufactured product yields are the volumes of specification materials that are obtained through the distilling of crude oil and operations of other refinery process units.
(3)	Average differential between benchmark West Texas intermediate (sweet) crude oil priced at Cushing, Oklahoma and West Texas sour crude oil priced at Midland, Texas.
(4)	The average non-oxygenated gasoline and diesel net prices we receive for each product less the average WTI crude priced at Cushing, Oklahoma.

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

        Other revenues for the nine months ended September 30, 2004, included $11.9 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended September 30, 2004, included $6.6 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting.

        At September 30, 2004, we had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are included in “Other revenues” in the consolidated statements of operations:

•	Derivative contracts on 91,000 barrels of crude oil to hedge crude oil and intermediate product inventory builds for both the Cheyenne and El Dorado Refineries expected to be drawn down during the months of October and November 2004. These open contracts had total unrealized net losses at September 30, 2004 of approximately $293,000. During the nine months ended September 30, 2004 we reported net losses of approximately $5.5 million on closed out contracts to hedge crude oil and intermediate inventories.

•	Derivative contracts on 336,000 barrels of crude oil to hedge normal butane inventory for the El Dorado Refinery expected to be drawn down during the months of October 2004 through early January 2005. These open contracts had total unrealized net losses at September 30, 2004 of approximately $1.2 million. During the nine months ended September 30, 2004 we reported net losses of approximately $2.0 million on closed out contracts to hedge normal butane inventory for the El Dorado Refinery.

        During the nine months ended September 30, 2004 we utilized derivative contracts on barrels of crude oil to fix the heavy crude differential to the New York Mercantile Exchange light crude oil contract price for a portion of the committed purchases under our crude oil supply agreement with Baytex. During the nine months ended September 30, 2004, we recorded losses of nearly $2.6 million (included in “Other revenues”) on these contracts. No open positions remain at September 30, 2004 related to these contracts. We also utilized derivative contracts on barrels of crude oil to hedge crude oil inventories at the El Dorado Refinery and realized $327,000 in losses on these positions during the first quarter of 2004.

        We had no open derivative contracts at September 30, 2004 that were being accounted for as hedges, nor did we have any derivative contracts during the nine months ended September 30, 2004, that were designated and accounted for as hedges.

        Interest Rate Risk. Borrowings under our revolving credit facility bear a current market rate of interest. Our approximately $170.5 million principal of 11¾% Senior Notes that were outstanding at September 30, 2004 and due 2009 have a fixed interest rate. Thus, our long-term debt is not exposed to cash flow risk from interest rate changes. Our long-term debt, however, is exposed to fair value risk. The estimated fair value of our 11¾% Senior Notes at September 30, 2004 was $181.5 million. As stated above, we consummated a tender for $64.9 million principal of our 11¾% Senior Notes in October 2004, and we intend to redeem in November 2004 the remaining $105.6 million outstanding principal of our 11¾% Senior Notes.

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

        During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings - See Note 6 in the Notes to Interim Consolidated Financial Statements.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None.
ITEM 3.	Defaults Upon Senior Securities - None.
ITEM 4.	Submission of Matters to a Vote of Security Holders - None.
ITEM 5.	Other Information - None.
ITEM 6.	Exhibits -

4.1 – Indenture, dated as of October 1, 2004, among Frontier Oil Corporation, as issuer, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2004 (SEC File No. 001-07627)).

4.2 – Registration Rights Agreement, dated as of October 1, 2004, among Frontier Oil Corporation, each of the guarantors party thereto and Bear, Stearns & Co. Inc., BNP Paribas Securities Corp. and TD Securities (USA) Inc. (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, filed on October 4, 2004 (SEC File No. 001-07627)).

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

Date: November 4, 2004