Form 10-Q
period 2005-03-31
FRONTIER OIL CORP /NEW/
filed 2005-05-06
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes ✓  No .. . .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ✓  No . . ..

Registrant’s number of common shares outstanding as of May 2, 2005: 27,399,967

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2005

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three months ended March 31,
	2005	2004
	(in thousands except per share data)
Revenues:
Refined products	$693,219	$540,690
Other	(579)	(3,358)
	692,640	537,332

Costs and expenses:
Raw material, freight and other costs	558,323	464,583
Refinery operating expenses, excluding depreciation	61,351	55,290
Selling and general expenses, excluding depreciation	7,039	6,675
Merger termination and legal costs	4	3,287
Depreciation and amortization	8,260	7,819
	634,977	537,654

Operating income (loss)	57,663	(322)

Interest expense and other financing costs	3,037	5,856
Interest income	(737)	(201)
	2,300	5,655

Income (loss) before income taxes	55,363	(5,977)
Provision (benefit) for income taxes	20,927	(2,241)
Net income (loss)	$34,436	$(3,736)

Basic earnings (loss) per share of common stock	$1.27	$(0.14)

Diluted earnings (loss) per share of common stock	$1.23	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
	Three months ended March 31,
	2005	2004
	(in thousands)

Net income (loss)	$34,436	$(3,736)
Other comprehensive income, net of income tax	-	-
Comprehensive income (loss)	$34,436	$(3,736)

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
March 31, 2005 and December 31, 2004	2005	2004
	(in thousands except share data)
ASSETS
Current assets:
Cash, including cash equivalents of $97,489 and $115,273 in 2005 and 2004, respectively	$104,736	$124,389
Trade receivables, net of allowance of $500 in both years	99,944	78,733
Other receivables	2,316	9,531
Inventory of crude oil, products and other	237,484	156,934
Deferred tax assets	4,576	6,748
Other current assets	1,630	2,344
Total current assets	450,686	378,679
Property, plant and equipment, at cost:
Refineries, terminal equipment and pipelines	571,183	542,356
Furniture, fixtures and other equipment	8,784	8,755
	579,967	551,111
Less - accumulated depreciation and amortization	212,582	204,348
	367,385	346,763
Deferred financing costs, net of amortization of $834 and $594 in 2005 and 2004, respectively	4,094	4,328
Commutation account	16,425	16,438
Prepaid insurance, net of amortization	4,239	4,542
Other intangible asset, net of amortization	1,501	1,527
Other assets	1,731	2,123
Total assets	$846,061	$754,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$271,535	$238,991
Revolving credit facility	32,000	-
Accrued turnaround cost	9,730	15,373
Accrued interest	15	2,487
Accrued El Dorado Refinery contingent earn-out payment	-	7,500
Accrued liabilities and other	17,943	17,067
Total current liabilities	331,223	281,418

Long-term debt	150,000	150,000
Long-term accrued turnaround cost	9,276	13,153
Post-retirement employee liabilities	23,643	23,139
Other long-term liabilities	2,507	2,511
Deferred compensation liability	1,616	1,516
Deferred income taxes	52,002	42,550

Commitments and contingencies (Notes 5, 6 and 7)

Shareholders’ equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 50,000,000 shares authorized, 32,039,749 and 31,669,524 shares issued in 2005 and 2004, respectively	57,644	57,607
Paid-in capital	127,970	119,525
Retained earnings	144,262	111,468
Accumulated other comprehensive loss	(1,197)	(1,197)
Treasury stock, at cost, 4,668,911 and 4,638,467
shares in 2005 and 2004, respectively	(49,959)	(47,024)
Deferred employee compensation	(2,926)	(266)
Total shareholders’ equity	275,794	240,113
Total liabilities and shareholders’ equity	$846,061	$754,400

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended March 31,
	2005	2004
	(in thousands)
Cash flows from operating activities:
Net income (loss)	$34,436	$(3,736)
Depreciation and amortization	8,260	7,819
Deferred income taxes	11,624	(2,241)
Income tax benefits of stock compensation	2,334	-
Deferred finance cost and bond discount amortization	240	266
Deferred employee compensation amortization	266	383
Amortization of long-term prepaid insurance	303	423
Long-term commutation account	13	396
Other	492	417
Changes in working capital from operations	(79,715)	(19,577)
Net cash used in operating activities	(21,747)	(15,850)

Cash flows from investing activities:
Additions to property, plant and equipment	(23,113)	(16,581)
El Dorado Refinery contingent earn-out payment	(7,500)	-
Involuntary conversion - net of insurance proceeds	2,142	(1,408)
Net cash used in investing activities	(28,471)	(17,989)

Cash flows from financing activities:
Revolving credit facility borrowings, net	32,000	34,250
Proceeds from issuance of common stock	1,963	779
Purchase of treasury stock	(1,676)	(1,692)
Dividends paid	(1,618)	(1,384)
Debt issue costs and other	(104)	-
Net cash provided by financing activities	30,565	31,953
Decrease in cash and cash equivalents	(19,653)	(1,886)
Cash and cash equivalents, beginning of period	124,389	64,520
Cash and cash equivalents, end of period	$104,736	$62,634

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, excluding capitalized interest	$4,920	$282
Cash paid during the period for income taxes	21	-

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

1. Financial statement presentation

The financial statements include the accounts of Frontier Oil Corporation, a Wyoming corporation, and its wholly owned subsidiaries, collectively referred to as Frontier or the Company. The Company is an energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”).
The Company operates refineries (the “Refineries”) in Cheyenne, Wyoming (the “Cheyenne Refinery”) and El Dorado, Kansas (the “El Dorado Refinery”). The Company owns FGI, LLC, an asphalt terminal and storage facility in Grand Island, Nebraska, whose activities are included in the consolidated financial statements. The Company also owns a 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in two crude oil tanks in Guernsey, Wyoming, both of which are accounted for as undivided interests. Each asset, liability, revenue and expense is reported on a proportionate gross basis. In addition, the equity method of accounting is utilized for the Company’s 25% interest in 8901 Hangar, Inc., a company which leases and operates a private airplane hangar. All of the operations of the Company are in the United States, with its marketing efforts focused in the Rocky Mountain region and the Plains States. The term “Rocky Mountain region” refers to the states of Colorado, Wyoming, Montana and Utah, and the term “Plains States” refers to the states of Kansas, Nebraska, Iowa, Missouri, North Dakota and South Dakota. The Company purchases crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke. The operations of refining and marketing of petroleum products are considered part of one reporting segment.
These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Earnings per share
Basic earnings per share (“EPS”) has been computed based on the weighted average number of common shares out-standing. Basic and diluted shares were the same for the three months ended March 31, 2004 because a loss was incurred. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2005	2004

Basic	27,114,422	26,299,878
Diluted	27,977,709	26,299,878

For the three months ended March 31, 2005, there were no outstanding stock options that could potentially dilute EPS in future years but were not included in the computation of diluted EPS (as the exercise prices were all under the average market price for the period).
The Company’s Board of Directors declared quarterly cash dividends of $0.06 per share in December 2004 and March 2005, which were paid in January 2005 and April 2005, respectively. The total cash required for the dividend declared in March 2005 was approximately $1.7 million and was accrued at quarter-end.

New accounting pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123(R), “Share-Based Payment,” an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005. However, the SEC has recently announced that it will permit companies to implement FAS No. 123(R) at the beginning of their next fiscal year. This means that Frontier now will be required to implement FAS No. 123(R) no later than its fiscal year beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. No compensation cost for stock options was recognized in the consolidated statements of operations for the three months ended March 31, 2005 and 2004. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. Based on the stock options outstanding as of March 31, 2005, the Company will recognize compensation expense in future Consolidated Statements of Operations of approximately $350,000 and $20,000 in the years ended December 31, 2006 and 2007, respectively. The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See Note 3 for the pro forma impact that the fair value method would have had on the Company’s results of operations for the three months ended March 31, 2005 and 2004.
The Emerging Issues Task Force (“EITF”) of the FASB is currently considering Issue No. 04-13 (“Issue”), “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” This Issue addresses accounting issues that arise when one company both sells inventory to and buys inventory from another company in the same line of business - specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The Company has certain crude oil procurement and product exchange transactions which it accounts for on a net cost basis. Should the EITF reach a consensus on this Issue, the Company does not believe that it will have any impact on its revenues or cost of sales.

2. Inventories

Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first in, first out (“FIFO”) basis or market. Crude oil includes both domestic and foreign crude oil volumes at cost and associated freight and other costs. Unfinished products (work in process) include any crude oil which has entered into the refining process and other feedstocks that are not finished as far as refining operations are concerned. These include unfinished gasoline and diesel, blendstocks and other feedstocks. Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products. Based on their proportionate market values, unfinished and finished products inventory values have both (i) components of raw material, the associated raw material freight, and other costs and (ii) direct refinery operating expense allocated when refining begins. Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts (See “New accounting pronouncements” above for a discussion of EITF Issue No. 04-13). The net exchange balance is included in inventory. Inventories of materials, supplies and process chemicals are recorded at the lower of average cost or market.
Components of Inventory
	March 31,	December 31,
	2005	2004
	(in thousands)
Crude oil	$70,550	$52,643
Unfinished products	101,255	45,957
Finished products	44,918	40,835
Process chemicals	6,586	3,210
Repairs and maintenance supplies and other	14,175	14,289
	$237,484	$156,934

3. Stock-based compensation

Stock-based compensation is measured in accordance with APB Opinion No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock.
On March 13, 2001, the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Restricted Stock Plan”) which reserved 1,000,000 shares of common stock, held as treasury stock by the Company, for restricted stock grants to be made under an incentive compensation program. Restricted shares, when granted, are recorded at the market value on the date of issuance as deferred employee compensation (equity account) and amortized to compensation expense over the respective vesting periods of the stock. Compensation costs of $266,000 and $383,000 pretax (approximately $164,000 and $237,000 after tax) related to restricted stock awards were recognized for the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, there were 88,404 shares of unvested restricted stock outstanding, which represents shares granted in March 2005. These shares will vest 25% in March 2006, 25% in March 2007 and the remaining 50% in March 2008. The last 50% of the shares from the 2002 grants of restricted stock vested in March 2005. No grants were made under the Restricted Stock Plan in 2004 or 2003. During the three months ended March 31, 2005, the Company received 18,841 shares ($620,000) of treasury stock from stock surrendered by employees to pay their withholding taxes on shares of restricted stock that vested during the first quarter.
The Company has a stock option plan (the “Stock Option Plan”) which authorizes the granting of options to employees to purchase shares of the Company’s common stock. The Stock Option Plan through March 31, 2005 has reserved for issuance a total of 3,600,000 shares of common stock, of which 3,501,250 shares have been granted (1,605,125 shares remain outstanding) and 98,750 shares were available to be granted. There are also options granted and outstanding as of March 31, 2005 to purchase a total of 113,100 shares of common stock under two prior stock option plans of the Company. During the three months ended March 31, 2005, the Company received 60,456 shares ($1.7 million) of its common stock, now held as treasury stock, from employees in cashless stock option exercises. The Company also received 39,551 shares ($1.1 million) of its common stock, now held as treasury stock, from employees to cover withholding taxes on stock option exercises during the three months ended March 31, 2005. Options under the Stock Option Plan are granted at fair market value on the date of grant. No entries are made in the Company’s equity accounts until the options are exercised, at which time the proceeds are credited to common stock and paid-in capital. The options generally vest ratably over three years and expire after five years.
Had compensation costs been determined based on the fair value at the grant dates for awards and amortized over the vesting period pursuant to FASB Statement No. 123, the Company’s income or loss and EPS would have been the pro forma amounts listed in the following table for the three months ended March 31, 2005 and 2004:

	2005	2004
	(in thousands, except per share amounts)
Net income (loss) as reported	$34,436	$(3,736)
Pro forma compensation expense, net of tax	(478)	(585)
Pro forma net income (loss)	$33,958	$(4,321)
Basic EPS:
As reported	$1.27	$(0.14)
Pro forma	1.25	(0.16)
Diluted EPS:
As reported	$1.23	$(0.14)
Pro forma	1.21	(0.16)

The fair value of grants was estimated as of the date of grant using the Black-Scholes option pricing model. The pro forma compensation expense for the three months ended March 31, 2005 includes amortization for options granted in the years of 2004, 2003 and 2002. The pro forma compensation expense for the three months ended March 31, 2004 includes amortization for options granted in the years of 2004, 2003, 2002 and 2001. For the weighted-average assumptions used in the Black-Scholes option pricing model for grants made in 2004, 2003, 2002 and 2001, please refer to the Company’s annual reports on Form 10-K and Form 10-K/A for the years ended December 31, 2004 and 2003, respectively. No options have been granted during the three months ended March 31, 2005.

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
Other revenues for the three months ended March 31, 2005 included $585,000 in realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting.
At March 31, 2005, the Company had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are included in “Other revenues” in the consolidated statements of operations:

•
Derivative contracts on 384,000 barrels of crude oil to hedge 50% of the gas oil inventory builds during the major turnaround work on the fluid catalytic cracking unit at the El Dorado Refinery which began March 1st and ended April 2nd, 2005. These open contracts had total unrealized net losses at March 31, 2005 of approximately $260,000.

During the three months ended March 31, 2005, the Company reported net losses of approximately $325,000 on crude oil contracts closed out which were utilized to hedge normal butane and to hedge intermediate inventories in excess of normal base levels.
During the three months ended March 31, 2005 and 2004, the Company had no derivative contracts that were designated and accounted for as hedges.

5. Environmental

The Company’s operations and many of its manufactured products are specifically subject to certain requirements of the Clean Air Act (“CAA”) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at the Refineries during the next several years. The Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refining Initiative (“Initiative”) alleging industry-wide noncompliance with certain longstanding rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. Frontier has been contacted by the EPA and invited to meet with them to hear more about the Initiative. At this time, Frontier does not know how the Initiative may affect the Company. The Company has, however, in recognition of the EPA’s reinterpretation of certain regulatory requirements associated with the Initiative, determined that Frontier will incur expen-ditures totaling approximately $8.7 million to further reduce emissions from the Refineries’ flare systems, in addition to a $5.0 million contribution from Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”), for modification of the El Dorado Refinery flare system in accordance with certain provisions of the 1999 asset purchase and sale agreement for the El Dorado Refinery entered into between Frontier and Shell. At the Cheyenne Refinery, the Company spent $223,000 in 2004, and estimates spending an additional $4.0 million, primarily in 2005, on the flare system. At the El Dorado Refinery, the Company spent $1.2 million in prior years, and it estimates incurring a total additional $8.3 million (including the $5.0 million contribution from Shell) during 2005 and 2006, on the flare system. Both the Kansas Department of Health and Environment (“KDHE”) and the Wyoming Department of Environmental Quality (“WDEQ”) have expressed an interest in entering into consent decrees with the Company to settle these and certain other compliance matters. At this time, the negotiation of an Administrative Order with the state of Kansas to settle these matters is nearing completion with an anticipated execution target of July 2005. Similar settlement discussions to be held with the WDEQ have also been requested by the Company although such discussions have not yet begun.
In a related settlement with the WDEQ entered on February 22, 2005 to resolve one of the Initiative’s four concerns and other prior violations, the Company has committed to construct the aforementioned flare system controls and pay a penalty totaling $655,000 comprised of $120,000 in monetary penalty (accrued at December 31, 2004 and paid in March 2005) and $535,000 toward a currently planned $1.0 million capital project as a Supplemental Environmental Project. The settlement addresses:
•	the reduction of flare system emissions,
•	an earlier notice of violation regarding excess emissions from the Cheyenne Refinery’s crude unit heaters,
•	resolution of a 1992 Odor Consent Decree, and
•	two recent odor violations associated with the startup of the Cheyenne Refinery’s new gasoline desulfurization equipment.
The EPA has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continues through 2008, with special provisions for small business refiners. Because the Company qualifies as a small business refiner, Frontier has elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until 2011 and to comply with the highway diesel sulfur standard by June 2006, as discussed below. The Cheyenne Refinery has spent approximately $28.9 million (including capitalized interest) to complete the project to meet the interim gasoline sulfur standard, which was required by January 1, 2004. An additional $7.0 million in estimated costs to meet the final standard for the Cheyenne Refinery is expected to be incurred in 2009 and 2010. The total capital expenditures estimated as of March 31, 2005, for the El Dorado Refinery to achieve the final gasoline sulfur standard are approximately $15.0 million, and are expected to be incurred between 2006 and 2009.
The EPA has promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006. As indicated above, Frontier has elected to comply with the highway diesel sulfur standard by June 2006. As of March 31, 2005, capital costs, including capitalized interest, for diesel desulfurization were estimated to be approximately $14.6 million for the Cheyenne Refinery and approximately $106.5 million for the El Dorado Refinery. Approximately $250,000 of the Cheyenne Refinery expenditures were incurred in 2004, $9.0 million is estimated to be incurred in 2005, and the remaining $5.3 million is estimated to be incurred in the first half of 2006. Approximately $6.0 million of the El Dorado Refinery expenditures were incurred in 2004, $90.5 is estimated to be incurred in 2005, and the remaining $10.0 million is estimated to be incurred in the first half of 2006. Certain provisions of The American Jobs Creation Act of 2004 should benefit Frontier by allowing the Company an accelerated depreciation deduction of 75% of these qualified capital costs in the years incurred and by providing a $0.05 per gallon credit on compliant diesel fuel up to an amount equal to the remaining 25% of these qualified capital costs for federal income tax purposes.
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

Cheyenne Refinery. The Company is party to an agreement with the State of Wyoming requiring the investigation and possible eventual remediation of certain areas of the Cheyenne Refinery’s property that may have been impacted by past operational activities. Prior to this agreement, the Company addressed tasks required under a consent decree approved by the Wyoming State District Court on November 28, 1984 and involving the State of Wyoming, the WDEQ and the predecessor owners of the Cheyenne Refinery. This action primarily addressed the threat of groundwater and surface water contamination at the Cheyenne Refinery. As a result of these investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects totaling approximately $4.0 million. In addition, the Company estimates that an ongoing groundwater remediation program averaging approximately $200,000 in annual operating and maintenance costs will be required for approximately ten more years. As of March 31, 2005, the Company has a reserve included in “Other long-term liabilities” of $1.5 million in environmental liabilities reflecting the estimated present value of these expenditures ($2.0 million, discounted at a rate of 5.0%). The EPA also issued an administrative consent order with respect to the Cheyenne Refinery on September 24, 1990 pursuant to the Resource Conservation and Recovery Act. Among other things, this order required a technical investigation of the Cheyenne Refinery to determine if certain areas had been adversely impacted by past operational activities. Based upon the results of the ongoing investigation, additional remedial action could be required by a subsequent administrative order or permit.

El Dorado Refinery. The El Dorado Refinery is subject to a 1988 consent order with the KDHE. This order, including various subsequent modifications, requires the Refinery to continue the implementation of a groundwater management program with oversight provided by the KDHE Bureau of Environmental Remediation. More specifically, the Refinery must continue to operate the hydrocarbon recovery well systems and containment barriers at the site and conduct sampling from monitoring wells and surface water stations. Quarterly and annual reports must also be submitted to the KDHE. The order requires that remediation activities continue until KDHE-established groundwater criteria or other criteria agreed to by the KDHE and the Refinery are met. Subject to the terms of the purchase and sale agreement for the El Dorado Refinery entered into between the Company and Shell, Shell is responsible for the costs of continued compliance with this order. It is the intent of the Company to assume management of the existing groundwater remediation activities from Shell during this year. Shell will continue to fund these existing activities.

6. Litigation

Beverly Hills Lawsuits. A Frontier subsidiary, Wainoco Oil & Gas Company, owned and operated an interest in an oil field in the Los Angeles, California metropolitan area from 1985 to 1995. The production facilities for that interest in the oil field are located at the campus of the Beverly Hills High School. In April 2003, a law firm began filing claims with the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from the oil field or the production facilities caused cancers or various other health problems in those individuals. Wainoco Oil & Gas Company and Frontier have been named in seven such suits: Moss et al. v. Veneco, Inc. et al., filed in June 2003; Ibraham et al. v. City of Beverly Hills et al., filed in July 2003; Yeshoua et al. v. Veneco, Inc. et al., filed in August 2003; Jacobs v. Wainoco Oil & Gas Company et al., filed in December 2003; Bussel et al. v. Veneco, Inc. et al., filed in January 2004; Steiner et al. v. Venoco, Inc. et al., filed in May 2004; and Kalcic et al. v. Venoco, Inc. et al., filed in April 2005. Other defendants in these lawsuits include the Beverly Hills Unified School District, the City of Beverly Hills, ten other oil and gas companies, two additional companies involved in owning or operating a power plant adjacent to the Beverly Hills High School and three of their related parent companies. The lawsuits include claims for personal injury, wrongful death, loss of consortium and/or fear of contracting diseases, and also ask for punitive damages. No dollar amounts of damages have been specified in any of the lawsuits. The seven pending lawsuits have been related to one another and have been transferred to a judge on the complex civil litigation panel in the Superior Court of the State of California for the County of Los Angeles. A case management order has been entered in the case pursuant to which 12 plaintiffs have been selected as the initial group of plaintiffs to go to trial, discovery has commenced and a trial date has been set for March 27, 2006.
The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills high school students, school employees or area residents. Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from a highly-rated insurance company covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date. The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity. In October 2003, the Company paid $6.25 million to the insurance company for loss mitigation insurance (which included an indemnity premium of $5.75 million and a $500,000 administration fee) and also funded with the insurance company a commutation account of approximately $19.5 million, from which the insurance company is funding the first costs under the policy including, but not limited to, the costs of defense of the claims. The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million. As of March 31, 2005, the commutation account balance was approximately $16.4 million. Frontier has the right to terminate the policy at any time after September 30, 2004 and prior to September 30, 2008, and receive a refund of the unearned portion of the premium (approximately $3.8 million as of March 31, 2005, and declining by approximately $270,000 each quarter) plus any unspent balance in the commutation account plus accumulated interest. While the policy is in effect, the insurance company will manage the defense of the claims. The Company is also seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period.
Frontier believes that neither the claims that have been made, the seven pending lawsuits, nor other potential future litigation, by which similar or related claims may be asserted against Frontier or its subsidiary, will result in any material liability or have any material adverse effect upon Frontier.

Other. We are also involved in various lawsuits which are incidental to our business. In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on our liquidity, financial position or results of operations.

7. Other Contingencies - El Dorado Earn-out Payments

On November 16, 1999, Frontier acquired the 110,000 barrels per day El Dorado Refinery from Shell. Under the provisions of the purchase and sale agreement, the Company is required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60 million per year, up to $7.5 million, of the El Dorado Refinery’s annual revenues less its material costs and operating costs, other than depreciation. The total amount of these contingent payments is capped at $40 million. Any contingency payment will be recorded when determinable at each year-end as an additional acquisition cost. A contingent earn-out payment of $7.5 million was required based on 2004 results and was accrued as of December 31, 2004 and paid in early 2005. Including the payment made in early 2005, the Company has paid a total of $15.0 million to date for contingent earn-out payments. It will not be known until year-end if a contingent earn-out payment, based on 2005 results, will be required in early 2006.

8. Cheyenne Refinery Fire - 2004

On January 19, 2004, a fire occurred in the furnaces of the coking unit at the Cheyenne Refinery. The coker was out of service for approximately one month. Insurance proceeds of $5.0 million (of the total $7.1 million), had been received as of December 31, 2004, and the remaining $2.1 million was accrued as a receivable as of December 31, 2004, and was received in early 2005.

9. Subsequent Events

2-for-1 Stock Split and Increase of Dividend. The Company announced on April 15, 2005 that its Board of Directors had approved a 2-for-1 stock split by means of a stock dividend on the Company’s common stock. Effective with the stock split, the Board also approved an increase in the regular quarterly dividend to $0.16 per share annually from the current split-adjusted level of $0.12 per share annually. The increased quarterly dividend would be paid at the rate of $0.04 per share on a post-split basis. The split, and subsequent dividend increase, is subject to shareholder approval of an amendment to the Company’s articles of incorporation to increase the number of authorized shares from 50 million to 90 million at a special shareholders’ meeting scheduled for May 23, 2005.

Holly Corporation Merger Agreement Lawsuit Decision. On March 31, 2003, the Company announced that it had entered into an agreement (the “Merger Agreement”) with Holly Corporation (“Holly”) pursuant to which the two companies would merge. On August 20, 2003, the Company announced that Holly had advised the Company that it was not willing to proceed with the Merger Agreement on the agreed terms. As a result, the Company filed suit for damages in the Delaware Court of Chancery (the “Court”). On September 2, 2003, Holly filed an answer and counterclaims, denying the Company’s claims, asserting that Frontier repudiated the Merger Agreement by filing the Delaware lawsuit, and claiming among other things that the Beverly Hills, California litigation caused the Company to be in breach of its representations and warranties in the merger agreement.
The Court rendered its decision on April 29, 2005, ruling that Frontier had not proved that Holly repudiated the Merger Agreement. Instead, the Court ruled that Frontier had breached the Merger Agreement by declaring that Holly had repudiated the contract and by filing the lawsuit. The Court also ruled, however, that Holly had suffered no damages from Frontier’s breach and thus, Holly is only entitled to an award of nominal damages of $1.00. The opinion also addresses Holly’s position that the potential impact on Frontier of the Beverly Hills litigation would have excused Holly’s performance under the Merger Agreement. The Court ruled that Holly was unable to prove that the Beverly Hills litigation would have, or would reasonably be expected to have, a material adverse effect on Frontier. Each company has the right to appeal the Court’s rulings to the Delaware Supreme Court.

Collective Bargaining Agreement. On April 28, 2005, the Company and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”) and its Local 5-241 (which represents approximately 250 workers at the Company’s El Dorado Refinery) entered into an extension agreement of its previous contract. This extension represents an early settlement of the Company’s El Dorado Refinery contract, which was set to expire January 31, 2006. The new agreement, which reflects the “national pattern” for the USW, extends the contract until January 31, 2009. Each USW employee at the El Dorado Refinery, at the time of ratification, will receive a one-time payment of $1,500.

10. Consolidating Financial Statements

Frontier Holdings Inc. and its subsidiaries (“FHI”) are full and unconditional guarantors of Frontier Oil Corporation’s (“FOC”) 6⅝% Senior Notes. Presented on the following pages are the Company’s consolidating balance sheets, statements of operations, and cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As specified in Rule 3-10, the condensed consolidating balance sheets, statement of operations, and cash flows presented below meet the requirements for financial statements of the issuer and each guarantor of the notes because the guarantors are all direct or indirect wholly-owned subsidiaries of Frontier and all of the guarantees are full and unconditional on a joint and several basis. The Company files a consolidated U.S. federal income tax return and consolidated state income tax returns in the majority of states in which it does business. Each subsidiary calculates its income tax provision on a separate company basis, which are eliminated in the consolidation process.

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$693,219	$-	$-	$693,219
Other	(6)	(585)	12	-	(579)
	(6)	692,634	12	-	692,640

Costs and expenses:
Raw material, freight and other costs	-	558,323	-	-	558,323
Refinery operating expenses, excluding depreciation	-	61,351	-	-	61,351
Selling and general expenses, excluding depreciation	4,752	2,287	-	-	7,039
Merger termination and legal costs	4	-	-	-	4
Depreciation and amortization	16	8,383	-	(139)	8,260
	4,772	630,344	-	(139)	634,977

Operating income	(4,778)	62,290	12	139	57,663

Interest expense and other financing costs	2,609	500	-	(72)	3,037
Interest income	(653)	(84)	-	-	(737)
Equity in earnings of subsidiaries	(62,076)	-	-	62,076	-
	(60,120)	416	-	62,004	2,300

Income before income taxes	55,342	61,874	12	(61,865)	55,363
Provision for income taxes	20,906	23,159	-	(23,138)	20,927
Net income	$34,436	$38,715	$12	$(38,727)	$34,436

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2004
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$540,690	$-	$-	$540,690
Other	(1)	(3,370)	13	-	(3,358)
	(1)	537,320	13	-	537,332

Costs and Expenses:
Raw material, freight and other costs	-	464,583	-	-	464,583
Refinery operating expenses, excluding depreciation	-	55,290	-	-	55,290
Selling and general expenses, excluding depreciation	3,671	3,004	-	-	6,675
Merger termination and legal costs	3,287	-	-	-	3,287
Depreciation and amortization	20	7,937	-	(138)	7,819
	6,978	530,814	-	(138)	537,654

Operating income (loss)	(6,979)	6,506	13	138	(322)

Interest expense and other financing costs	5,202	654	-	-	5,856
Interest income	(184)	(17)	-	-	(201)
Equity in earnings of subsidiaries	(6,020)	-	-	6,020	-
	(1,002)	637	-	6,020	5,655

Income (loss) before income taxes	(5,977)	5,869	13	(5,882)	(5,977)
Provision (benefit) for income taxes	(2,241)	2,262	-	(2,262)	(2,241)
Net income (loss)	$(3,736)	$3,607	$13	$(3,620)	$(3,736)

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of March 31, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$100,418	$4,318	$-	$-	$104,736
Trade and other receivables	1,711	100,549	-	-	102,260
Inventory	-	237,484	-	-	237,484
Deferred tax assets	4,576	4,575	-	(4,575)	4,576
Other current assets	129	1,501	-	-	1,630
Total current assets	106,834	348,427	-	(4,575)	450,686

Property, plant and equipment, at cost	1,117	589,791	-	(10,941)	579,967
Less - accumulated depreciation and amortization	957	219,169	-	(7,544)	212,582
	160	370,622	-	(3,397)	367,385
Deferred financing costs, net	3,137	957	-	-	4,094
Commutation account	16,425	-	-	-	16,425
Prepaid insurance, net	4,239	-	-	-	4,239
Other intangible asset, net	-	1,501	-	-	1,501
Other assets	1,716	15	-	-	1,731
Receivable from affiliated companies	-	1,567	111	(1,678)	-
Investment in subsidiaries	357,840	-	-	(357,840)	-
Total assets	$490,351	$723,089	$111	$(367,490)	$846,061

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,093	$269,442	$-	$-	$271,535
Revolving credit facility	-	32,000	-	-	32,000
Accrued turnaround cost	-	9,730	-	-	9,730
Accrued interest	-	15	-	-	15
Accrued liabilities and other	7,168	10,506	269	-	17,943
Total current liabilities	9,261	321,693	269	-	331,223

Long-term debt	150,000	-	-	-	150,000
Long-term accrued and other liabilities	-	35,426	-	-	35,426
Deferred compensation liability	1,616	-	-	-	1,616
Deferred income taxes	52,002	55,670	-	(55,670)	52,002
Payable to affiliated companies	1,678	23,139	-	(24,817)	-

Shareholders’ equity	275,794	287,161	(158)	(287,003)	275,794
Total liabilities and shareholders’ equity	$490,351	$723,089	$111	$(367,490)	$846,061

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2004
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$105,409	$18,980	$-	$-	$124,389
Trade and other receivables	7,013	81,251	-	-	88,264
Inventory	-	156,934	-	-	156,934
Deferred tax assets	6,748	6,626	-	(6,626)	6,748
Other current assets	105	2,239	-	-	2,344
Total current assets	119,275	266,030	-	(6,626)	378,679

Property, plant and equipment, at cost	1,114	561,010	-	(11,013)	551,111
Less - accumulated depreciation and amortization	941	210,812	-	(7,405)	204,348
	173	350,198	-	(3,608)	346,763
Deferred financing costs, net	3,252	1,076	-	-	4,328
Commutation account	16,438	-	-	-	16,438
Prepaid insurance, net	4,542	-	-	-	4,542
Other intangible asset, net	-	1,527	-	-	1,527
Other assets	2,108	15	-	-	2,123
Receivable from affiliated companies	-	431	99	(530)	-
Investment in subsidiaries	295,764	-	-	(295,764)	-
Total assets	$441,552	$619,277	$99	$(306,528)	$754,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$853	$238,138	$-	$-	$238,991
Accrued turnaround cost	-	15,373	-	-	15,373
Accrued interest	2,485	2	-	-	2,487
Accrued liabilities and other	3,505	20,793	269	-	24,567
Total current liabilities	6,843	274,306	269	-	281,418

Long-term debt	150,000	-	-	-	150,000
Long-term accrued and other liabilities	-	38,803	-	-	38,803
Deferred compensation liability	1,516	-	-	-	1,516
Deferred income taxes	42,550	50,462	-	(50,462)	42,550
Payable to affiliated companies	530	7,353	-	(7,883)	-

Shareholders’ equity	240,113	248,353	(170)	(248,183)	240,113
Total liabilities and shareholders’ equity	$441,552	$619,277	$99	$(306,528)	$754,400

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$34,436	$38,715	$12	$(38,727)	$34,436
Equity in earnings of subsidiaries	(62,076)	-	-	62,076	-
Depreciation and amortization	16	8,383	-	(139)	8,260
Deferred income taxes	11,624	-	-	-	11,624
Income tax benefit of stock compensation	2,334	-	-	-	2,334
Income taxes eliminated in consolidation	-	23,138	-	(23,138)	-
Deferred finance cost amortization	121	119	-	-	240
Deferred employee compensation amortization	266	-	-	-	266
Amortization of long-term prepaid insurance	303	-	-	-	303
Long-term commutation account	13	-	-	-	13
Other	492	-	-	-	492
Changes in working capital from operations	7,764	(87,479)	-	-	(79,715)
Net cash provided by (used in) operating activities	(4,707)	(17,124)	12	72	(21,747)

Cash flows from investing activities:
Additions to property, plant and equipment	(1)	(23,040)	-	(72)	(23,113)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Involuntary conversion - net of insurance proceeds	-	2,142	-	-	2,142
Net cash used in investing activities	(1)	(28,398)	-	(72)	(28,471)

Cash flows from financing activities:
Revolving credit facility borrowings, net	-	32,000	-	-	32,000
Proceeds from issuance of common stock	1,963	-	-	-	1,963
Purchase of treasury stock	(1,676)	-	-	-	(1,676)
Dividends paid	(1,618)	-	-	-	(1,618)
Debt issue costs and other	(100)	(4)	-	-	(104)
Intercompany transactions	1,148	(1,136)	(12)	-	-
Net cash provided by (used in) financing activities	(283)	30,860	(12)	-	30,565
Decrease in cash and cash equivalents	(4,991)	(14,662)	-	-	(19,653)
Cash and cash equivalents, beginning of period	105,409	18,980	-	-	124,389
Cash and cash equivalents, end of period	$100,418	$4,318	$-	$-	$104,736

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2004
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(3,736)	$3,607	$13	$(3,620)	$(3,736)
Equity in earnings of subsidiaries	(6,020)	-	-	6,020	-
Depreciation and amortization	20	7,937	-	(138)	7,819
Deferred income taxes	(2,241)	-	-	-	(2,241)
Income taxes eliminated in consolidation	-	2,262	-	(2,262)	-
Deferred finance cost and bond discount amortization	194	72	-	-	266
Deferred employee compensation amortization	383	-	-	-	383
Amortization of long-term prepaid insurance	423	-	-	-	423
Long-term commutation account	396	-	-	-	396
Other	564	(147)	-	-	417
Changes in working capital from operations	6,202	(25,779)	-	-	(19,577)
Net cash provided by (used in) operating activities	(3,815)	(12,048)	13	-	(15,850)

Cash flows from investing activities:
Additions to property, plant and equipment	(1)	(16,580)	-	-	(16,581)
Involuntary conversion - net of insurance proceeds	-	(1,408)	-	-	(1,408)
Net cash used in investing activities	(1)	(17,988)	-	-	(17,989)

Cash flows from financing activities:
Revolving credit facility borrowings, net	-	34,250	-	-	34,250
Proceeds from issuance of common stock	779	-	-	-	779
Purchase of treasury stock	(1,692)	-	-	-	(1,692)
Dividends paid	(1,384)	-	-	-	(1,384)
Intercompany transactions	2,915	(2,902)	(13)	-	-
Net cash provided by (used in) financing activities	618	31,348	(13)	-	31,953
Increase (decrease) in cash and cash equivalents	(3,198)	1,312	-	-	(1,886)
Cash and cash equivalents, beginning of period	59,846	4,674	-	-	64,520
Cash and cash equivalents, end of period	$56,648	$5,986	$-	$-	$62,634

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

Overview

The terms “Frontier,” “we” and “our” refer to Frontier Oil Corporation and its subsidiaries.
The three significant indicators of our profitability reflected and defined in the operating data of the analysis referred to above are the gasoline and diesel crack spreads, the light/heavy crude oil differential and the WTI/WTS crude oil differential. Other significant factors that influence our results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas prices and turnaround, or planned maintenance, activity). We typically do not use derivative instruments to offset price risk on our base level of operating inventories. Under our first-in, first-out (“FIFO”) inventory accounting method, crude oil price trends can cause significant fluctuation in the inventory valuation of our crude oil, unfinished products and finished products resulting in FIFO inventory gains when crude oil prices increase and FIFO inventory losses when crude oil prices decrease during the reporting period. See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of futures trading.
During the first quarter of 2005, the price of crude oil on the New York Mercantile Exchange continued its volatility that began during 2004. The crude oil price began the year at $43.45 per barrel, reached a quarterly high of $56.72 per barrel in mid-March, and then ended the quarter at $55.40 per barrel on March 31, 2005. The oil market supply/demand funda-mentals continue to support generally higher prices. The increase in crude oil prices, along with additional crude oil production being primarily heavy and/or sour crude oil, increased our crude oil differentials during this first quarter of 2005 when compared to the same period in 2004. The diesel crack spread was exceptionally strong in the first quarter of 2005 because of higher demand and lower levels of distillate inventories compared to previous years.

Three months ended March 31, 2005 compared with the same period in 2004

Overview of Results

We had net income for the three months ended March 31, 2005 of $34.4 million, or $1.23 per diluted share, compared to a net loss of $3.7 million, or ($0.14) per share, in the same period in 2004. Our operating income of $57.7 million for the three months ended March 31, 2005 was an increase of $58.0 million from the $322,000 operating loss for the comparable period in 2004 despite the impact of a major turnaround at our El Dorado Refinery. The average diesel crack spread was significantly higher during 2005 ($9.92 per barrel) than in 2004 ($4.07 per barrel), and both the light/heavy and WTI/WTS crude oil differentials improved.
In addition to the increased diesel crack spreads and improved crude oil differentials, our net income for the first three months of 2005 also benefited from reduced interest expense and other financing costs when compared to the same period in 2004 as a result of refinancing our $170.5 million of 11¾% Senior Notes with $150.0 million of 6⅝% Senior Notes during the fourth quarter of 2004. Our net income for the first three months of 2005 was negatively impacted by the scheduled major turnaround work on the fluid catalytic cracking (“FCC”) unit and related units at our El Dorado Refinery from March 1st through April 5th. The turnaround resulted in reduced charges, yields and sales compared to the same period in 2004 and also increased refinery operating expenses, excluding depreciation by $2.3 million for turnaround costs in excess of accruals. Our net income for the first three months of 2005 was also reduced by nearly $2.0 million pretax ($1.2 million after tax) in legal costs associated with the Beverly Hills litigation. These costs included $303,000 amortization of the previously purchased loss mitigation insurance premium and $1.7 million in legal costs of which approximately $1.5 million have been paid or will be paid from the Commutation Account (see Note 6 in the “Notes to Interim Consolidated Financial Statements).
Our net loss for the first three months of 2004 included the negative effect from the reduction in operations due to the fire that occurred in January 2004 in the furnaces of the Cheyenne Refinery coking unit that resulted in the coker being out of service for approximately one month. The net loss for the first three months of 2004 was also negatively impacted by the continuing legal costs associated with the termination of the Holly Corporation (“Holly”) merger and the Beverly Hills litigation. Merger termination legal costs reduced earnings in the first quarter of 2004 by $3.3 million pretax ($2.0 million after tax) and costs related to the Beverly Hills litigation reduced earnings in the first quarter of 2004 by an additional $1.5 million pretax ($937,000 after tax).

Specific Variances

Refined product revenues increased $152.5 million, or 28%, from $540.7 million to $693.2 million for the three months ended March 31, 2005 compared to the same period in 2004. This increase was due to increased sales prices ($12.82 higher average per sales barrel), largely the result of higher crude oil prices and offset by fewer sales volumes in 2005 (2,731 fewer barrels per day (“bpd”)). Our gasoline and diesel crack spreads averaged $7.28 per barrel and $9.92 per barrel, respectively, during the three months ended March 31, 2005 compared to $7.49 per barrel and $4.07 per barrel, respectively, in the same period in 2004. Average gasoline prices increased from $44.14 per sales barrel in 2004 to $57.40 per sales barrel in 2005. Sales volumes of gasoline decreased from 82,922 bpd in 2004 to 73,418 bpd in 2005 due to the El Dorado Refinery turnaround during the first quarter of this year. Average diesel and jet fuel prices increased from $40.40 per sales barrel in 2004 to $59.42 per sales barrel during 2005. Sales volumes of diesel and jet fuel increased 1,349 bpd from 48,131 bpd during the three months ended March 31, 2004 to 49,480 bpd in the same period in 2005 due to the Cheyenne Refinery coker fire reducing volumes in 2004. Total product sales volumes overall decreased from 148,642 bpd in the three months ended March 31, 2004 to 145,911 bpd in the same period in 2005.
Manufactured product yields (“yields”) are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units. Yields of gasoline decreased 7,462 bpd, or 10%, from 74,468 bpd in the three months ended March 31, 2004 to 67,006 bpd in the same period in 2005 as a result of the El Dorado Refinery turnaround during the first quarter of this year. Yields of diesel and jet fuel increased 1,652 bpd, or approximately 3%, from 47,459 bpd in the three months ended March 31, 2004 to 49,111 bpd in the same period in 2005 due to the Cheyenne Refinery coker fire reducing volumes in 2004.
Other revenues increased $2.8 million to a $579,000 loss for the three months ended March 31, 2005 compared to a loss of $3.4 million for the same period in 2004 due to $585,000 in net losses from derivative contracts accounted for using mark-to-market accounting in the three months ended March 31, 2005, compared to net losses of $3.5 million for the same period in 2004. See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts. Other revenues during the three months ended March 31, 2004 included $88,000 in processing income from our Cheyenne Refinery resid processing agreement with Suncor Energy (USA) Inc. which concluded in July 2004.
Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the FIFO inventory accounting method. The average price of crude oil was higher in the three months ended March 31, 2005 than in the same period in 2004. The average price of WTI crude oil priced at Cushing, Oklahoma was $49.53 per barrel in the first three months of 2005 compared to $35.76 per barrel in the same period in 2004. Raw material, freight and other costs increased by $93.7 million, or $8.17 per sales barrel, during the three months ended March 31, 2005 when compared to the same period in 2004. The increase in raw material, freight and other costs was due to higher average crude prices offset by fewer charges and higher inventory gains from rising prices in the three months ended March 31, 2005 compared to the comparable period in 2004. We also benefited from improved crude oil differentials during the three months ended March 31, 2005 when compared to the same period in 2004. For the three months ended March 31, 2005, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $19.4 million after tax ($31.4 million pretax, comprised of nearly $6.5 million at the Cheyenne Refinery and $24.9 million at the El Dorado Refinery) because of increasing crude oil and refined product prices. For the three months ended March 31, 2004, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $9.0 million after tax ($14.6 million pretax, comprised of $2.1 million at the Cheyenne Refinery and nearly $12.5 million at the El Dorado Refinery) because of increasing crude oil and refined product prices.
The Cheyenne Refinery raw material, freight and other costs of $41.21 per sales barrel for the three months ended March 31, 2005 increased from $34.48 per sales barrel in the same period in 2004 due to higher crude oil prices offset by higher inventory gains and an improved light/heavy crude oil differential. The light/heavy crude oil differential for the Cheyenne Refinery averaged $14.10 per barrel in the three months ended March 31, 2005 compared to $8.17 per barrel in the same period in 2004.
The El Dorado Refinery raw material, freight and other costs of $43.21 per sales barrel for the three months ended March 31, 2005 increased from $34.28 per sales barrel in the same period in 2004 due to higher average crude oil prices offset by higher inventory gains and an improved WTI/WTS crude oil differential. The WTI/WTS crude oil differential increased from an average of $2.88 per barrel in the three-month period ending March 31, 2004, to $4.68 per barrel in the same period in 2005.
Refinery operating expenses, excluding depreciation, includes both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries. Refinery operating expenses, excluding depreciation, were $61.4 million, or $4.67 per sales barrel, in the three months ended March 31, 2005 compared to $55.3 million, or $4.09 per sales barrel, in the comparable period of 2004.
The Cheyenne Refinery operating expenses, excluding depreciation, were $17.3 million, or $3.81 per sales barrel, in the three months ended March 31, 2005 compared to $17.9 million, or $4.02 per sales barrel, in the comparable period of 2004. The net decrease resulted from lower costs of natural gas ($1.3 million), maintenance ($433,000) and consulting and legal ($191,000) offset by increases in salaries ($461,000), electricity ($352,000) and no Suncor processing reimbursement in 2005 ($426,000 in 2004) due to the conclusion of the processing agreement in July 2004.
The El Dorado Refinery operating expenses, excluding depreciation, were $44.0 million, or $5.13 per sales barrel, in the three months ended March 31, 2005, increasing from $37.4 million, or $4.12 per sales barrel, in the same three-month period of 2004 primarily due to turnaround costs in excess of accruals ($2.3 million) and higher costs of natural gas ($2.4 million), maintenance ($1.6 million) and salaries and benefits ($925,000) offset by reduced turnaround accruals ($1.0 million).
Selling and general expenses, excluding depreciation, increased $364,000, or 5%, from $6.7 million for the three months ended March 31, 2004 to $7.0 million for the three months ended March 31, 2005 because of the nearly $2.0 million in costs related to the Beverly Hills litigation, discussed above, as opposed to $1.5 million in legal costs and insurance amortization in the same period in 2004.
Merger termination and legal costs include ongoing legal costs associated with the termination of the anticipated 2003 Holly merger and resulting lawsuit and were only $4,000 for the three months ended March 31, 2005 compared to $3.3 million for the comparable period in 2004.
Depreciation and amortization increased $441,000, or 6%, for the three months ended March 31, 2005 compared to the same period in 2004 because of increased capital investment in our Refineries.
Interest expense and other financing costs of $3.0 million for the three months ended March 31, 2005 decreased $2.8 million, or 48%, from $5.9 million in the comparable period in 2004 due to redemption of the 11¾% Senior Notes and issuance of 6⅝% Senior Notes in the fourth quarter of 2004. Average debt outstanding decreased to $171 million during the three months ended March 31, 2005 from $228 million for the same period in 2004.
Interest income increased $536,000 from $201,000 in the three months ended March 31, 2004 to $737,000 in the three months ended March 31, 2005 because we had more cash available to invest.
The income tax provision for the three months ended March 31, 2005 was $20.9 million on pretax income of $55.4 million (or 37.8%) reflecting a benefit of the “American Jobs Creation Act of 2004” production activities deduction for manufacturers. Our current estimated effective tax rate excluding this benefit is 38.2%. The income tax benefit for the three months ended March 31, 2004 was $2.2 million on a pretax net loss of $6.0 million (or 37.5%).

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $21.7 million for the three months ended March 31, 2005 compared to net cash used by operating activities of $15.9 million during the three months ended March 31, 2004. Improved results of operations increased cash flow significantly but were offset by higher uses of cash for working capital changes.
Working capital changes used a total of $79.7 million of cash flows in the three months ended March 31, 2005 while using only $19.6 million of cash flows in the comparable period in 2004. The most significant uses of cash for working capital changes during the three-month period of 2005 were the increase in inventories of $80.6 million, the increase in receivables of $16.1 million and the decrease in accrued liabilities of $10.6 million compared to an increase in inventories of $37.7 million, an increase in receivables of $6.2 million and an increase in accrued liabilities of $5.0 million in the 2004 comparable period. The increase in inventories was due to the significant increase in unfinished product inventories resulting from the El Dorado Refinery turnaround and the sharp increase in crude oil and product prices during 2005. As the unfinished product inventories accumulated during the turnaround are converted to finished products and sold, we anticipate that our cash flows will increase during the second and third quarters of 2005. The average per barrel cost of inventories in the three-month period ended March 31, 2005 increased by $11.73 per barrel compared to only a $3.39 per barrel increase in the comparable period in 2004.
The most significant working capital item offsetting the negative cash impacts during the three months ended March 31, 2005 was an increase in trade and crude payables (providing cash) of $26.9 million in the 2005 period. This was primarily due to increases in crude payables of nearly $20.0 million as a result of the higher crude oil prices.
At March 31, 2005, we had $104.7 million of cash and cash equivalents, working capital of $119.5 million and $188.8 million of borrowing base availability for additional borrowings under our revolving credit facility.
During the three months ended March 31, 2005, we increased our treasury stock by 60,456 shares ($1.7 million), which were obtained directly from employees or directors in cashless stock option exercises, and we received another 39,551 shares ($1.1 million) of treasury stock from stock surrendered by employees to pay their withholding taxes related to the stock option exercises. We also acquired 18,841 shares ($620,000) of treasury stock from stock surrendered by employees to pay their withholding taxes on shares of restricted stock which vested during the first quarter.
Capital expenditures during the first three months of 2005 were $23.1 million, which included approximately $11.3 million for the El Dorado Refinery ultra low sulfur diesel project (discussed below). Capital expenditures aggregating approximately $138.0 million are currently planned for 2005. These 2005 capital expenditures include approximately $110.0 million for the El Dorado Refinery, $27.0 million for the Cheyenne Refinery, and $500,000 of capital for expenditures in our Denver and Houston offices, our asphalt terminal in Nebraska and for our share of crude pipeline projects. The $110.0 million of capital expenditures for our El Dorado Refinery includes $90.5 million for the ultra low sulfur diesel compliance project, as well as operational, payout, safety, administrative, environmental and optimization projects. The $27.0 million of capital expenditures for our Cheyenne Refinery includes approximately $9.0 million of capital for the ultra low sulfur diesel compliance project, as well as environmental, operational, safety, administrative and payout projects. Our 2005 capital expenditures will be funded with cash generated by our operations and the utilization of a portion of our existing cash balance.
Compliance with the upcoming ultra low sulfur diesel requirements at our Refineries will require additional capital expenditures through mid-2006. The total capital, including capitalized interest that we will utilize to comply with the regulations is currently estimated to be approximately $14.6 million (an increase of $600,000 over our estimate at December 31, 2004) at the Cheyenne Refinery and approximately $106.5 million (consistent with our estimate at December 31, 2004) at the El Dorado Refinery. The expenditures for the ultra low sulfur diesel projects for 2004 were $250,000 at the Cheyenne Refinery and $6.0 million at the El Dorado Refinery. As indicated above, expenditures in 2005 of $90.5 million at the El Dorado Refinery and $9 million at the Cheyenne Refinery are estimated for the ultra low sulfur diesel projects. The remaining costs for the ultra low sulfur diesel projects at both Refineries will be incurred in 2006. As of March 31, 2005, unpaid commitments for the ultra low sulfur diesel projects are approximately $68.0 million for the El Dorado Refinery and $12.0 million for the Cheyenne Refinery. The recently enacted “American Jobs Creation Act of 2004” will allow us, as a small business refiner, to deduct for federal income tax purposes 75% of the qualified costs related to these low sulfur diesel expenditures in the years incurred as well as provide tax credits based on the resulting production of ultra low sulfur diesel up to 25% of the remaining qualified costs.
Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we have made, or may be required to make, contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s annual revenues less material costs and operating costs, other than depreciation. The total amount of these contingent payments is capped at $40.0 million, with an annual cap of $7.5 million. Based on 2003 results, no payment was necessary in 2004. A payment of $7.5 million was paid in early 2005, based on 2004 results, and was accrued as of December 31, 2004. Such contingency payments are recorded as additional acquisition costs. Including the payment we made in early 2005, we have paid a total of $15.0 million to date for contingent earn-out payments. It will not be determinable until year-end if a contingent earn-out payment, based on 2005 results, will be required in early 2006.
During the first quarter of 2005, we received the remaining payments of $2.1 million from our insurance companies for claims related to the 2004 coker fire at the Cheyenne Refinery. This receivable was accrued as of December 31, 2004.
As of March 31, 2005, we had $182.0 million principal of total consolidated debt, of which $150.0 million was long-term debt and $32.0 million was under our revolving credit facility. We also had $4.2 million outstanding letters of credit under our revolving credit facility. We were in compliance with the financial covenants of our revolving credit facility as of March 31, 2005. We had shareholders’ equity of $275.8 million as of March 31, 2005. Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Our Board of Directors declared quarterly cash dividends of $0.06 per share in December 2004 and March 2005, which were paid in January 2005 and April 2005, respectively. The total cash required for the dividend declared in March 2005 was approximately $1.7 million and was accrued at quarter-end.
On April 15, 2005, we announced that our Board of Directors had approved a 2-for-1 stock split by means of a stock dividend on our common stock and an increase in the regular quarterly dividend to $0.16 per share annually from the current split-adjusted level of $0.12 per share annually. The split and subsequent dividend increase is subject to shareholder approval at a special shareholders’ meeting scheduled for May 23, 2005 of an amendment to Frontier’s articles of incorporation to increase the number of authorized shares of common stock from 50 million to 90 million.

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the three months ended March 31, 2005 and 2004. The statistical information includes the following terms:
•	Charges - the quantity of crude oil and other feedstock processed through refinery units on a bpd basis.
•	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
•
Light/heavy crude oil differential - the average differential between the benchmark West Texas Intermediate (“WTI”) crude oil priced at Cushing, Oklahoma and the heavy crude oil priced delivered to the Cheyenne Refinery.

•	WTI/WTS crude oil differential - the average differential between benchmark WTI crude oil priced at Cushing, Oklahoma and West Texas sour crude oil priced at Midland, Texas.
•	Gasoline and diesel crack spreads - The average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average WTI crude oil priced at Cushing, Oklahoma.

Consolidated:
	Three Months Ended
	March 31,
	2005	2004
Charges (bpd)
Light crude	33,575	37,922
Heavy and intermediate crude	102,442	97,357
Other feed and blend stocks	14,563	16,736
Total	150,580	152,015

Manufactured product yields (bpd)
Gasoline	67,006	74,468
Diesel and jet fuel	49,111	47,459
Asphalt	4,119	6,972
Chemicals	772	903
Other	25,895	18,144
Total	146,903	147,946

Total product sales (bpd)
Gasoline	73,418	82,922
Diesel and jet fuel	49,480	48,131
Asphalt	4,507	6,618
Chemicals	797	849
Other	17,709	10,122
Total	145,911	148,642

Refinery operating margin information (per sales barrel)
Refined products revenue	$52.79	$39.97
Raw material, freight and other costs (FIFO inventory accounting)	42.52	34.35
Refinery operating expenses, excluding depreciation	4.67	4.09
Depreciation and amortization	0.65	0.56

Average WTI crude oil priced at Cushing, OK (per barrel)	$49.53	$35.76

Average gasoline crack spread (per barrel)	$7.28	$7.49
Average diesel crack spread (per barrel)	9.92	4.07

Average sales price (per sales barrel)
Gasoline	$57.40	$44.14
Diesel and jet fuel	59.42	40.40
Asphalt	21.07	18.99
Chemicals	125.82	72.45
Other	19.94	14.80

Cheyenne Refinery:
	Three Months Ended
	March 31,
	2005	2004
Charges (bpd)
Light crude	7,066	6,441
Heavy crude	34,181	31,472
Other feed and blend stocks	4,968	4,765
Total	46,215	42,678

Manufactured product yields (bpd)
Gasoline	19,708	19,025
Diesel	13,371	10,752
Asphalt	4,119	6,972
Other	7,278	4,162
Total	44,476	40,911

Total product sales (bpd)
Gasoline	26,102	27,887
Diesel	13,430	11,896
Asphalt	4,507	6,618
Other	6,477	2,626
Total	50,516	49,027

Refinery operating margin information (per sales barrel)
Refined products revenue	$50.78	$38.74
Raw material, freight and other costs (FIFO inventory accounting)	41.21	34.48
Refinery operating expenses, excluding depreciation	3.81	4.02
Depreciation and amortization	1.03	0.92

Average light/heavy crude oil differential (per barrel)	$14.10	$8.17

Average gasoline crack spread (per barrel)	$6.87	$6.57
Average diesel crack spread (per barrel)	11.30	5.48

Average sales price (per sales barrel)
Gasoline	$58.63	$44.74
Diesel	60.79	42.06
Asphalt	21.07	18.99
Other	19.06	9.72

El Dorado Refinery:
	Three Months Ended
	March 31,
	2005	2004
Charges (bpd)
Light crude	26,509	31,481
Heavy and intermediate crude	68,262	65,885
Other feed and blend stocks	9,596	11,971
Total	104,367	109,337

Manufactured product yields (bpd)
Gasoline	47,297	55,443
Diesel and jet fuel	35,740	36,707
Chemicals	772	903
Other	18,616	13,982
Total	102,425	107,035

Total product sales (bpd)
Gasoline	47,316	55,035
Diesel and jet fuel	36,050	36,235
Chemicals	797	849
Other	11,232	7,496
Total	95,395	99,615

Refinery operating margin information (per sales barrel)
Refined products revenue	$53.85	$40.58
Raw material, freight and other costs (FIFO inventory accounting)	43.21	34.28
Refinery operating expenses, excluding depreciation	5.13	4.12
Depreciation	0.45	0.38

WTI/WTS crude oil differential (per barrel)	$4.68	$2.88

Average gasoline crack spread (per barrel)	$7.51	$7.95
Average diesel crack spread (per barrel)	9.40	3.61

Average sales price (per sales barrel)
Gasoline	$56.72	$43.84
Diesel and jet fuel	58.91	39.85
Chemicals	125.82	72.45
Other	20.45	16.58

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Changing Prices. Our earnings and cash flows, as well as estimates of future cash flows, are very sensitive to changes in energy prices. The prices of crude oil and refined product have fluctuated substantially in recent years. These prices depend on many factors, including the overall demand for crude oil and refined products, which in turn depend on, among other factors, general economic conditions, the level of foreign and domestic production of crude oil and refined products, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels, the extent of government regulations and global market dynamics. The prices we receive for refined products are also affected by factors such as local market conditions and the level of operations of other refineries in our markets. The price at which we can sell gasoline and other refined products is strongly influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins, which could significantly affect our earnings and cash flows.
Under our FIFO inventory accounting method, crude oil price trends can cause significant fluctuation in the inventory valuation of our crude oil, unfinished products and finished products resulting in inventory gains when crude oil prices increase and inventory losses when crude oil prices decrease during the reporting period.

Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions that are in excess of our base level of operating inventories, our purchases of foreign crude oil, our consumption of natural gas in the refining process or to fix margins on certain future production. The commodity derivative contracts we use may take the form of futures contracts, collars or price swaps and are entered into with credit worthy counterparties. When we make the decision to manage our price exposure, we neither incur losses from negative price changes nor do we obtain the benefit of positive price changes. We account for our commodity derivative contracts under 1) the hedge (or deferral) method of accounting when the derivative contracts qualify and are designated as hedges for accounting purposes, or 2) mark-to-market accounting if we elect not to designate derivative contracts as accounting hedges, or if such derivative contracts do not qualify for hedge accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in “Raw material, freight and other costs” or “Refinery operating expenses, excluding depreciation” when the associated transactions are consummated, while gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” at each period end.
Other revenues for the three months ended March 31, 2005 included $585,000 in realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended March 31, 2004 included $3.5 million realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting.
At March 31, 2005, we had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are included in “Other revenues” in the consolidated statements of operations:

•
Derivative contracts on 384,000 barrels of crude oil to hedge 50% of the gas oil inventory builds during the major turnaround work on the FCC unit at the El Dorado Refinery which began March 1st and ended April 2nd, 2005. These open contracts had total unrealized net losses at March 31, 2005 of approximately $260,000.

During the three months ended March 31, 2005, we reported net losses of approximately $325,000 on crude oil contracts closed out which were utilized to hedge normal butane and to hedge intermediate inventories in excess of normal base levels.
During the three months ended March 31, 2005 and 2004, we had no derivative contracts that were designated and accounted for as hedges.

Interest Rate Risk. Borrowings under our revolving credit facility bear a current market rate of interest. A one percent increase or decrease in interest rates on our revolving credit facility would not significantly affect our earnings or cash flows. Our $150.0 million principal of 6⅝% Senior Notes that were outstanding at March 31, 2005 and due 2011, have a fixed interest rate. Thus, our long-term debt is not exposed to cash flow risk from interest rate changes. Our long-term debt, however, is exposed to fair value risk. The estimated fair value of our 6⅝% Senior Notes at March 31, 2005 was $149.3 million.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings - See Notes 6 and 9 in the Notes to Interim Consolidated Financial Statements.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None.
ITEM 3.	Defaults Upon Senior Securities - None.
ITEM 4.
Submission of Matters to a Vote of Security Holders -

At a meeting scheduled for May 23, 2005 the shareholders are being asked to authorize the Company’s board of directors to amend the Company’s Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 50,000,000 to 90,000,000, which would permit a two-for-one stock split of the Company’s common shares.

ITEM 5.	Other Information - None.
ITEM 6.
Exhibits -

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

Date: May 6, 2005