Form 10-Q
period 2005-06-30
FRONTIER OIL CORP /NEW/
filed 2005-08-05
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

Registrant’s number of common shares outstanding as of August 1, 2005: 56,044,338

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2005

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues:
Refined products	$1,664,328	$1,278,172	$971,109	$737,482
Other	592	(4,936)	1,171	(1,578)
	1,664,920	1,273,236	972,280	735,904

Costs and Expenses:
Raw material, freight and other costs	1,351,051	1,048,451	792,728	583,868
Refinery operating expenses, excluding depreciation	115,175	106,403	53,824	51,113
Selling and general expenses, excluding depreciation	16,441	13,846	9,402	7,171
Merger termination and legal costs	37	3,663	33	376
Depreciation and amortization	16,865	15,762	8,605	7,943
	1,499,569	1,188,125	864,592	650,471

Operating income	165,351	85,111	107,688	85,433

Interest expense and other financing costs	5,976	11,805	2,939	5,949
Interest income	(1,727)	(405)	(990)	(204)
Gain on involuntary conversion of assets	-	(594)	-	(594)
	4,249	10,806	1,949	5,151

Income before income taxes	161,102	74,305	105,739	80,282
Provision for income taxes	60,705	28,572	39,778	30,813
Net income	$100,397	$45,733	$65,961	$49,469

Basic earnings per share of common stock	$1.84	$0.86	$1.20	$0.93

Diluted earnings per share of common stock	$1.78	$0.84	$1.16	$0.91

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except shares data)

	June 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash, including cash equivalents of $155,886 and $115,273 in 2005 and 2004, respectively	$167,997	$124,389
Trade receivables, net of allowance of $500 in both years	148,171	78,733
Other receivables	2,539	9,531
Inventory of crude oil, products and other	200,364	156,934
Deferred tax assets	4,874	6,748
Other current assets	1,484	2,344
Total current assets	525,429	378,679
Property, plant and equipment, at cost:
Refineries, terminal equipment and pipelines	595,187	542,356
Furniture, fixtures and other equipment	8,881	8,755
	604,068	551,111
Less - accumulated depreciation and amortization	221,158	204,348
	382,910	346,763
Deferred financing costs, net of amortization of $1,072 and $594 in 2005 and 2004, respectively	3,856	4,328
Commutation account	14,145	16,438
Prepaid insurance, net of amortization	3,936	4,542
Other intangible assets, net of amortization	1,474	1,527
Other assets	2,028	2,123
Total assets	$933,778	$754,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$293,028	$238,991
Accrued turnaround cost	10,312	15,373
Accrued interest	2,488	2,487
Income taxes payable	16,480	-
Accrued El Dorado contingent earn-out payment	-	7,500
Accrued liabilities and other	12,857	17,067
Total current liabilities	335,165	281,418

Long-term debt	150,000	150,000
Long-term accrued turnaround cost	11,058	13,153
Post-retirement employee liabilities	24,091	23,139
Other long-term liabilities	2,504	2,511
Deferred compensation liability	1,848	1,516
Deferred income taxes	58,434	42,550

Commitments and contingencies (Notes 6, 7 and 8)

Shareholders’ equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par, 90,000,000 shares authorized, 65,583,498 and 63,339,048 shares issued in 2005 and 2004, respectively	57,719	57,607
Paid-in capital	145,470	119,525
Retained earnings	207,984	111,468
Accumulated other comprehensive loss	(1,197)	(1,197)
Treasury stock, at cost, 9,574,360 and 9,276,934 shares in 2005 and 2004, respectively	(55,639)	(47,024)
Deferred compensation	(3,659)	(266)
Total shareholders’ equity	350,678	240,113
Total liabilities and shareholders’ equity	$933,778	$754,400

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$100,397	$45,733
Depreciation and amortization	16,865	15,762
Deferred income taxes	17,758	14,106
Income tax benefits of stock compensation	7,138	4,621
Deferred finance cost and bond discount amortization	478	532
Deferred compensation amortization	696	649
Gain on involuntary conversion of assets	-	(594)
Amortization of long-term prepaid insurance	606	846
Long-term commutation account	2,293	1,348
Other	427	420
Changes in working capital from operations	(47,494)	(20,025)
Net cash provided by operating activities	99,164	63,398

Cash flows from investing activities:
Additions to property, plant and equipment	(53,017)	(28,320)
El Dorado contingent earn-out payment	(7,500)	-
Involuntary conversion - net of insurance proceeds	2,142	(1,780)
Net cash used in investing activities	(58,375)	(30,100)

Cash flows from financing activities:
Revolving credit facility repayments, net	-	(6,250)
Issuance of common stock	12,201	2,254
Purchase of treasury stock	(5,986)	(3,029)
Dividends	(3,289)	(2,707)
Other	(107)	-
Net cash provided by (used in) financing activities	2,819	(9,732)
Increase in cash and cash equivalents	43,608	23,566
Cash and cash equivalents, beginning of period	124,389	64,520
Cash and cash equivalents, end of period	$167,997	$88,086

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, excluding capitalized interest	$4,734	$10,610
Cash paid during the period for income taxes	17,401	-

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

1. Financial statement presentation

The financial statements include the accounts of Frontier Oil Corporation, a Wyoming corporation, and its wholly owned subsidiaries, collectively referred to as “Frontier” or “the Company.” The Company is an energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”).
The Company operates refineries (the “Refineries”) in Cheyenne, Wyoming (the “Cheyenne Refinery”) and El Dorado, Kansas (the “El Dorado Refinery”). The Company owns FGI, LLC, an asphalt terminal and storage facility in Grand Island, Nebraska, whose activities are included in the consolidated financial statements. The Company also owns a 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in two crude oil tanks in Guernsey, Wyoming, both of which are accounted for as undivided interests in which each asset, liability, revenue and expense is reported on a proportionate gross basis. In addition, the equity method of accounting is utilized for the Company’s 25% interest in 8901 Hangar, Inc., a company which leases and operates a private airplane hangar. All of the operations of the Company are in the United States, with its marketing efforts focused in the Rocky Mountain region and the Plains States. The term “Rocky Mountain region” refers to the states of Colorado, Wyoming, Montana and Utah, and the term “Plains States” refers to the states of Kansas, Nebraska, Iowa, Missouri, North Dakota and South Dakota. The Company purchases crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke. The operations of refining and marketing of petroleum products are considered part of one reporting segment.
These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005.

Stock split and increase of cash dividend
The Company announced on April 15, 2005 that its Board of Directors had approved a 2-for-1 stock split by means of a stock dividend on the Company’s common stock. Effective with the stock split, the Board of Directors also approved an increase in the regular quarterly cash dividend to $0.16 per share annually from the previous split-adjusted level of $0.12 per share annually. The increased quarterly cash dividend will be paid at the rate of $0.04 per share on a post-split basis. The stock split was subject to shareholder approval of an amendment to the Company’s articles of incorporation to increase the number of authorized shares from 50 million to 90 million and the amendment was approved at a special shareholders’ meeting on May 23, 2005. The stock dividend was issued on June 17, 2005 to shareholders of record as of the close of business on May 23, 2005. All prior period share related numbers included in this report (except if indicated) have been revised to reflect the effect of the stock split.

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

Earnings per share
Basic earnings per share (“EPS”) has been computed based on the weighted average number of common shares out-standing. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Basic	54,606,331	52,907,006	54,979,669	53,214,256
Diluted	56,389,868	54,448,458	56,820,168	54,625,030

For the six months and three months ended June 30, 2005, there were no outstanding stock options that could potentially dilute EPS in future years and were not included in the computation of diluted EPS (as the exercise prices were all under the average market price for the period).
The Company’s Board of Directors declared quarterly cash dividends of $0.06 per share (on a pre-split basis) in December 2004 and March 2005, which were paid in January 2005 and April 2005, respectively. The Company’s Board of Directors declared a quarterly cash dividend of $0.04 per share in June 2005, which was paid in July 2005. The total cash required for the dividend declared in June 2005 was approximately $2.2 million and was accrued at quarter-end.

New accounting pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123(R), “Share-Based Payment,” an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005. However, the SEC has recently announced that it will permit companies to implement FAS No. 123(R) at the beginning of their next fiscal year. This means that Frontier now will be required to implement FAS No. 123(R) no later than its fiscal year beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. No compensation cost for stock options was recognized in the consolidated statements of income for the six months and three months ended June 30, 2005 and 2004. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. Based on the stock options issued through June 30, 2005, the Company will recognize compen-sation expense in future consolidated statements of income of approximately $328,000 and $14,000 in the years ended December 31, 2006 and 2007, respectively. The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See Note 3 for the pro forma impact that the fair value method would have had on the Company’s results of operations for the six months and three months ended June 30, 2005 and 2004.
The Emerging Issues Task Force (“EITF”) of the FASB is currently considering Issue No. 04-13 (“Issue”), “Accounting for Purchases and Sales of Inventory with the Same Counterparty.” This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business - specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The Company has certain crude oil procurement and product exchange transactions that it accounts for on a net cost basis. Should the EITF reach a consensus on this Issue, the Company does not believe that its revenues or cost of sales will be materially affected.
On May 30, 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, FAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented, and the offsetting adjustments are recorded to beginning retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. FAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by any accounting pronouncement that does not include specific transition provisions. Under FAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change and future periods. A change in accounting estimate that is effected by a change in accounting principle (e.g., a change in the method of depreciation) will be accounted for as a change in estimate. A correction of an error continues to be reported by restating prior period financial statements as of the beginning of the first period presented. FAS No. 154 also carries forward the provisions of FAS No. 3, that govern reporting accounting changes in interim financial statements. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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
Components of Inventory
	June 30,	December 31,
	2005	2004
	(in thousands)
Crude oil	$57,594	$52,643
Unfinished products	62,954	45,957
Finished products	59,052	40,835
Process chemicals	5,852	3,210
Repairs and maintenance supplies and other	14,912	14,289
	$200,364	$156,934

3. Stock-based compensation

Stock-based compensation is measured in accordance with APB Opinion No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock.
On March 13, 2001, the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Restricted Stock Plan”) which reserved 2,000,000 shares of common stock, held as treasury stock by the Company, for restricted stock grants to be made under an incentive compensation program. Restricted shares, when granted, are recorded at the market value on the date of issuance as deferred compensation (equity account) and amortized to compensation expense over the respective vesting periods of the stock. Compensation costs of $628,000 and $649,000 pretax (approximately $388,000 and $401,000 after tax) related to restricted stock awards were recognized for the six months ended June 30, 2005 and 2004, respectively. Compensation costs of $362,000 and $266,000 pretax (approximately $224,000 and $146,000 after tax) related to restricted stock awards were recognized for the three months ended June 30, 2005 and 2004, respectively. As of June 30, 2005, there were 163,136 shares of unvested restricted stock outstanding, which represents shares granted in March 2005. These shares will vest 25% in March 2006, 25% in March 2007 and the remaining 50% in March 2008. The remaining 50% of the shares from the grants of restricted stock made in 2002 vested in March 2005. No grants were made under the Restricted Stock Plan in 2004 or 2003. During the six months ended June 30, 2005, the Company received 37,364 shares ($615,000) of its common stock, now held as treasury stock, from stock surrendered by employees to pay their withholding taxes on shares of restricted stock that vested during the period.
The Company has a stock plan (the “Stock Plan”) which authorizes the granting of options or other stock-based awards to employees or members of the Board of Directors to purchase or receive shares of the Company’s common stock. During the six months ended June 30, 2005 no options were granted; however, 56,000 restricted stock units were granted to non-employee members of the Board of Directors. Restricted stock units, when granted, are recorded at the market value of the Company’s common stock on the date of issuance as deferred compensation (equity account) and amortized to compensation expense over the respective vesting periods of the restricted stock units. Compensation costs of $68,000 pretax (approximately $42,000 after tax) related to restricted stock unit awards were recognized for the six months ended June 30, 2005. No compensation costs were recognized related to restricted stock unit awards for the six months ended June 30, 2004. The restricted stock units generally vest three years after issuance.
The Stock Plan through June 30, 2005 has reserved for issuance a total of 7,200,000 shares of common stock , of which 7,058,500 shares or stock units have been granted (1,873,950 shares remain outstanding, and 56,000 stock units remain unvested), and 141,500 awards were available to be granted. There are also stock options granted and outstanding as of June 30, 2005 to purchase a total of 58,500 shares of common stock under a prior stock option plan of the Company. Options under the Stock Plan are granted at fair market value on the date of grant. No entries are made in the Company’s equity accounts until the options are exercised, at which time the proceeds are credited to common stock and paid-in capital. The options generally vest ratably over three years and expire after five years.
Had compensation costs been determined based on the fair value at the grant dates for stock option awards and amortized over the vesting period pursuant to FASB Statement No. 123, the Company’s income or loss and EPS would have been the pro forma amounts listed in the following table for the six months and three months ended June 30, 2005 and 2004:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income as reported	$100,397	$45,733	$65,961	$49,469
Pro forma compensation expense, net of tax	(794)	(1,068)	(316)	(483)
Pro forma net income	$99,603	$44,665	$65,645	$48,986
Basic EPS:
As reported	$1.84	$0.86	$1.20	$0.93
Pro forma	1.82	0.84	1.19	0.92
Diluted EPS:
As reported	$1.78	$0.84	$1.16	$0.91
Pro forma	1.77	0.82	1.16	0.90

The fair value of grants was estimated as of the date of grant using the Black-Scholes option pricing model. The pro forma compensation expense for the six months and three months ended June 30, 2005 includes amortization for options granted in 2004, 2003 and 2002. The pro forma compensation expense for the six months and three months ended June 30, 2004 includes amortization for options granted in 2004, 2003, 2002 and 2001. For the weighted-average assumptions used in the Black-Scholes option pricing model for grants made in 2004, 2003, 2002 and 2001, please refer to the Company’s annual reports on Form 10-K and Form 10-K/A for the years ended December 31, 2004 and 2003, respectively. No options have been granted during the six months ended June 30, 2005.
During the six months ended June 30, 2005, the Company issued 2,244,450 shares of common stock related to stock option exercises by employees and members of the Board of Directors, for which we received $12.2 million in cash and 179,154 shares ($3.1 million) of common stock, now held as treasury stock, through cashless stock option exercises. The Company also received 253,996 shares ($5.4 million) of its common stock, now held as treasury stock, from employees to cover withholding taxes on stock option exercises during the six months ended June 30, 2005.

4. Employee benefit plans

The Company established a defined cash balance pension plan, effective January 1, 2000, for eligible El Dorado Refinery employees to supplement retirement benefits that those employees lost upon the sale of the El Dorado Refinery to Frontier. No other current or future employees will be eligible to participate in the plan. At December 31, 2004, this plan had assets of $6.9 million and an associated pension benefit obligation of $11.8 million. The plan’s funding status is in compliance with ERISA.
The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery. Eligible employees are those hired by the El Dorado Refinery before certain defined dates and who satisfy certain age and service requirements. Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare. Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans had no assets as of June 30, 2005 or December 31, 2004. The post-retirement health care plan requires retirees to pay between 20% and 40% of total health care costs based on age and length of service. The plan’s prescription drug benefits are at least equivalent to the new Medicare Part D benefits.

The following tables set forth the amounts recognized for these benefit plans in the Company’s consolidated statements of income for the six months and three months ended June 30, 2005 and 2004:

	Six Months Ended		Three Months Ended
Pension benefits	June 30,		June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:	(in thousands)
Service cost	$-	$-	$-	$-
Interest cost	316	305	158	153
Expected return on plan assets	(240)	(186)	(120)	(93)
Amortization of prior service cost	-	-	-	-
Recognized net actuarial loss	11	-	5	-
Net periodic benefit cost	$87	$119	$43	$60

	Six Months Ended		Three Months Ended
Post-retirement healthcare and	June 30,		June 30,
other benefits	2005	2004	2005	2004
Components of net periodic benefit cost:	(in thousands)
Service cost	$431	$401	$216	$201
Interest cost	730	631	365	315
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	-	-	-	-
Recognized net actuarial loss	245	169	122	85
Net periodic benefit cost	$1,406	$1,201	$703	$601

As of December 31, 2004, the Company expected to contribute a total of $1.2 million to its defined benefit pension plan in 2005 and this amount has not been revised as of June 30, 2005. As of June 30, 2005, the Company had contributed $495,000 to its pension plan and expects to make additional contributions in the third and fourth quarters of 2005.

5. Price risk management activities

The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and purchases of natural gas consumed in the refining process or to fix margins on certain future production. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with credit worthy counterparties. The Company believes that there is minimal credit risk with respect to its counterparties. The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in “Raw material, freight and other costs” or “Refinery operating expenses, excluding depreciation” when the associated transactions are consummated, while gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” at each period end.
Other revenues for the six months ended June 30, 2005 included $540,000 in realized and unrealized net gains on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended June 30, 2005 included $1.1 million in realized and unrealized net gains on derivative contracts accounted for using mark-to-market accounting.
At June 30, 2005, the Company had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are included in “Other revenues” in the consolidated statements of income:

•
Derivative contracts on 53,000 barrels of crude oil to hedge a portion of the remaining gas oil inventory built during the major turnaround work on the fluid catalytic cracking unit at the El Dorado Refinery, which began March 1, 2005 and ended April 2, 2005. These open contracts had total unrealized net losses at June 30, 2005 of approximately $21,000.

•
Derivative contracts on 220,000 barrels of crude oil to hedge normal butane inventory at the El Dorado Refinery. These open contracts had total unrealized net losses at June 30, 2005 of approximately $339,000.

During the six months and three months ended June 30, 2005, the Company reported net gains of approximately $900,000 and $1.5 million, respectively, on crude oil contracts which were utilized to hedge gas oil, normal butane and intermediate inventories in excess of normal base levels.
During the six months ended June 30, 2005 and 2004, the Company had no derivative contracts that were designated and accounted for as hedges.

6. Environmental

The Company’s operations and many of its manufactured products are specifically subject to certain requirements of the Clean Air Act (“CAA”) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at the Refineries during the next several years. The Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refining Initiative (“Initiative”) alleging industry-wide noncompliance with certain longstanding rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. The Company has, in recognition of the EPA’s reinterpretation of certain regulatory requirements associated with the Initiative, determined that Frontier will incur expenditures totaling approximately $8.7 million to further reduce emissions from the Refineries’ flare systems. At the Cheyenne Refinery, the Company spent $223,000 in 2004, and estimates spending $4.0 million, primarily in 2005, on the flare system. At the El Dorado Refinery, the Company spent $1.2 million in prior years, and it estimates incurring $3.3 million during 2005 and 2006, on the flare system. In addition to Frontier’s expendi-tures, Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”), will contribute $5.0 million for modification of the El Dorado Refinery flare system in accordance with certain provisions of the 1999 asset purchase and sale agreement for the El Dorado Refinery entered into between Frontier and Shell.
In a related settlement with the Wyoming Department of Environmental Quality (“WDEQ”) entered on February 22, 2005 to resolve one of the Initiative’s four concerns and other prior violations, the Company has committed to construct the aforementioned flare system controls and pay a penalty totaling $655,000 comprised of $120,000 in monetary penalty (accrued at December 31, 2004 and paid in March 2005) and $535,000 toward a currently planned $1.0 million capital project as a Supplemental Environmental Project. The settlement addresses:
•	the reduction of flare system emissions,
•	an earlier notice of violation regarding excess emissions from the Cheyenne Refinery’s crude unit heaters,
•	resolution of a 1992 Odor Consent Decree, and
•	two recent odor violations associated with the startup of the Cheyenne Refinery’s new gasoline desulfurization equipment.
EPA Headquarters has recently stated their expectation that both of the Company’s refineries enter into Consent Decrees to address all four of the EPA’s “marquee” regulatory programs:
•	New Source Review (“NSR”) - a program requiring permitting of certain facility modifications,
•	New Source Performance Standards - a program establishing emission standards for new emission sources as defined in the regulations,
•	Benzene Waste NESHAPS (“National Elimination System for Hazardous Air Pollutants”), - a program limiting the amount of benzene allowable in industrial wastewaters, and
•	Leak Detection and Repair (“LDAR”) - a program designed to control hydrocarbon emissions from refinery pipes, pumps and valves.
The costs associated with such settlements, which will be in addition to those capital and penalty amounts described above, have not yet been quantified.
The EPA has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continues through 2008, with special provisions for small business refiners. Because the Company qualifies as a small business refiner, Frontier has elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until 2011 and to comply with the highway diesel sulfur standard by June 2006, as discussed below. The Cheyenne Refinery has spent approximately $28.9 million (including capitalized interest) to complete the project to meet the interim gasoline sulfur standard, which was required by January 1, 2004. An additional $7.0 million in estimated costs to meet the final standard for the Cheyenne Refinery are expected to be incurred in 2009 and 2010. The total capital expenditures estimated as of June 30, 2005, for the El Dorado Refinery to achieve the final gasoline sulfur standard are approximately $15.0 million, and are expected to be incurred between 2006 and 2009.
The EPA has promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006. As indicated above, Frontier has elected to comply with the highway diesel sulfur standard by June 2006. As of June 30, 2005, capital costs, including capitalized interest, for diesel desulfurization are expected to be approximately $106.5 million for the El Dorado Refinery and approximately $14.6 million for the Cheyenne Refinery. Approximately $6.0 million of the El Dorado Refinery expenditures were incurred in 2004, $90.5 million is estimated to be incurred in 2005, and the remaining $10.0 million is estimated to be incurred in the first half of 2006. Approximately $250,000 of the Cheyenne Refinery expenditures were incurred in 2004, $9.0 million is estimated to be incurred in 2005, and the remaining $5.3 million is estimated to be incurred in the first half of 2006. Certain provisions of the American Jobs Creation Act of 2004 should provide federal income tax benefits to Frontier by allowing the Company an accelerated depreciation deduction of 75% of these qualified capital costs in the years incurred and by providing a $0.05 per gallon income tax credit on compliant diesel fuel up to an amount equal to the remaining 25% of these qualified capital costs.
On June 29, 2004, the EPA promulgated regulations designed to reduce emissions from the combustion of diesel fuel in non-road applications such as mining, agriculture, locomotives and marine vessels. The Company currently participates in this market through the manufacture and sale of approximately 6,000 barrels per day of non-road diesel fuel from the El Dorado Refinery. The new regulations will, in part, require refiners to reduce the sulfur content of non-road diesel fuel from 5,000 parts per million (“ppm”) to 500 ppm in 2007 and further to 15 ppm in 2010 for all uses but locomotive and marine uses. Diesel fuel used in locomotives and marine operations will be required to meet the 15 ppm sulfur standard in 2012. Small refiners, such as Frontier, will be allowed either to postpone the new sulfur limits or, if the small refiner chooses to meet the new limit on the national schedule, to increase their gasoline sulfur limits by 20%. Frontier intends to desulfurize all of its diesel fuel, including non-road, to the 15 ppm sulfur standard by 2006. The new regulation also clarifies that EPA-approved small business refiners will be allowed to exceed both the small refiner maximum capacity and/or employee criteria through merger with or acquisition of another approved small business refiner without loss of small refiner regulatory status.
As is the case with all companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that the Company may have manufactured, handled, used, released or disposed.

Cheyenne Refinery. The Company is party to an agreement with the State of Wyoming requiring the investigation and possible eventual remediation of certain areas of the Cheyenne Refinery’s property that may have been impacted by past operational activities. Prior to this agreement, the Company addressed tasks required under a consent decree approved by the Wyoming State District Court on November 28, 1984 and involving the State of Wyoming, the WDEQ and the predecessor owners of the Cheyenne Refinery. This action primarily addressed the threat of groundwater and surface water contamina-tion at the Cheyenne Refinery. As a result of these investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects totaling approximately $4.0 million. In addition, the Company estimates that an ongoing groundwater remediation program averaging approximately $200,000 in annual operating and maintenance costs will be required for approximately ten more years. As of June 30, 2005, the Company has a reserve included in “Other long-term liabilities” of $1.5 million in environmental liabilities reflecting the estimated present value of these expenditures ($2.0 million, discounted at a rate of 5.0%). The EPA also issued an administrative consent order with respect to the Cheyenne Refinery on September 24, 1990 pursuant to the Resource Conservation and Recovery Act. Among other things, this order required a technical investigation of the Cheyenne Refinery to determine if certain areas had been adversely impacted by past operational activities. Based upon the results of the ongoing investigation, additional remedial action could be required by a subsequent administrative order or permit.

El Dorado Refinery. The El Dorado Refinery is subject to a 1988 consent order with the Kansas Department of Health and Environment (“KDHE”). This order, including various subsequent modifications, requires the El Dorado Refinery to continue the implementation of a groundwater management program with oversight provided by the KDHE Bureau of Environmental Remediation. More specifically, the El Dorado Refinery must continue to operate the hydrocarbon recovery well systems and containment barriers at the site and conduct sampling from monitoring wells and surface water stations. Quarterly and annual reports must also be submitted to the KDHE. The order requires that remediation activities continue until KDHE-established groundwater criteria or other criteria agreed to by the KDHE and the Refinery are met. Subject to the terms of the purchase and sale agreement for the El Dorado Refinery entered into between the Company and Shell, Shell is responsible for the costs of continued compliance with this order. It is the intent of the Company to assume management of the existing groundwater remediation activities from Shell during the current year. Shell will continue to fund these existing activities.

7. Litigation

Beverly Hills Lawsuits. A Frontier subsidiary, Wainoco Oil & Gas Company, owned and operated an interest in an oil field in the Los Angeles, California metropolitan area from 1985 to 1995. The production facilities for that interest in the oil field are located at the campus of the Beverly Hills High School. In April 2003, a law firm began filing claims with the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from the oil field or the production facilities caused cancers or various other health problems in those individuals. Wainoco Oil & Gas Company and Frontier have been named in seven such suits: Moss et al. v. Veneco, Inc. et al., filed in June 2003; Ibraham et al. v. City of Beverly Hills et al., filed in July 2003; Yeshoua et al. v. Veneco, Inc. et al., filed in August 2003; Jacobs v. Wainoco Oil & Gas Company et al., filed in December 2003; Bussel et al. v. Veneco, Inc. et al., filed in January 2004; Steiner et al. v. Venoco, Inc. et al., filed in May 2004; and Kalcic et al. v. Venoco, Inc. et al., filed in April 2005. Of the approximately 1,025 plaintiffs in the seven lawsuits, Wainoco Oil & Gas Company and Frontier are named as defendants by approximately 450 of those plaintiffs. Other defendants in these lawsuits include the Beverly Hills Unified School District, the City of Beverly Hills, ten other oil and gas companies, two additional companies involved in owning or operating a power plant adjacent to the Beverly Hills High School and three of their related parent companies. The lawsuits include claims for personal injury, wrongful death, loss of consortium and/or fear of contracting diseases, and also ask for punitive damages. No dollar amounts of damages have been specified in any of the lawsuits. The seven pending lawsuits have been related to one another and have been transferred to a judge on the complex civil litigation panel in the Superior Court of the State of California for the County of Los Angeles. A case management order has been entered in the case pursuant to which 12 plaintiffs have been selected as the initial group of plaintiffs to go to trial, discovery has commenced and a trial date has been set for March 27, 2006.
The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills high school students, school employees or area residents. Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from a highly-rated insurance company covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date. The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity. In October 2003, the Company paid $6.25 million to the insurance company for loss mitigation insurance (which included an indemnity premium of $5.75 million and a $500,000 administration fee) and also funded with the insurance company a commutation account of approximately $19.5 million, from which the insurance company is funding the first costs incurred under the policy including, but not limited to, the costs of defense of the claims. The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million. As of June 30, 2005, the commutation account balance was approximately $14.1 million. Frontier has the right to terminate the policy at any time after September 30, 2004 and prior to September 30, 2008, and receive a refund of the unearned portion of the premium (approximately $3.5 million as of June 30, 2005, and declining by approximately $270,000 each quarter) plus any unspent balance in the commutation account plus accumulated interest. While the policy is in effect, the insurance company will manage the defense of the claims. The Company is also seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period.
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
The Court rendered its decision on April 29, 2005, ruling that Frontier had not proved that Holly repudiated the Merger Agreement. Instead, the Court ruled that Frontier had breached the Merger Agreement by declaring that Holly had repudiated the contract and by filing the lawsuit. The Court also ruled, however, that Holly had suffered no damages from Frontier’s breach and thus, Holly is only entitled to an award of nominal damages of $1.00. The opinion also addresses Holly’s position that the potential impact on Frontier of the Beverly Hills litigation would have excused Holly’s performance under the Merger Agreement. The Court ruled that Holly was unable to prove that the Beverly Hills litigation would have, or would reasonably be expected to have, a material adverse effect on Frontier. Neither Frontier nor Holly filed an appeal of the decision, and the appeal period has passed. A final order of judgment was entered May 23, 2005 and a satisfaction of judgment was filed on June 5, 2005.

Other. We are also involved in various lawsuits which are incidental to our business. In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on our liquidity, financial position or results of operations.

8. Other contingencies - El Dorado earn-out payments

On November 16, 1999, Frontier acquired the 110,000 barrels per day El Dorado Refinery from Shell. Under the provisions of the purchase and sale agreement, the Company is required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60 million per year, up to $7.5 million, of the El Dorado Refinery’s annual revenues less its raw material, freight and other costs and refinery operating expenses, excluding depreciation. The total amount of these contingent payments is capped at $40 million. Any contingency payment will be recorded when determinable at each year-end as an additional acquisition cost. A contingent earn-out payment of $7.5 million was required based on 2004 results and was accrued as of December 31, 2004 and paid in early 2005. Including the payment made in early 2005, the Company has paid a total of $15.0 million for contingent earn-out payments. It will not be known until year-end if a contingent earn-out payment, based on 2005 results, will be required in early 2006. However, based on the results of operations for the six months ended June 30, 2005, it is probable, but not estimatable, that a payment may be required.

9. Cheyenne refinery fire - 2004

On January 19, 2004, a fire occurred in the furnaces of the coking unit at the Cheyenne Refinery. The coker was out of service for approximately one month. Insurance proceeds of $5.0 million (of the total $7.1 million), had been received as of December 31, 2004, and the remaining $2.1 million was accrued as a receivable as of December 31, 2004, and was received in early 2005.

10. Collective bargaining agreement

On April 28, 2005, the Company and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”) and its Local 5-241 (which represents approximately 250 workers at the El Dorado Refinery) entered into an extension agreement of its previous contract. This extension represents an early settlement of the El Dorado Refinery contract, which was set to expire January 31, 2006. The new agreement, which reflects the “national pattern” for the USW, extends the contract until January 31, 2009. Each USW employee at the El Dorado Refinery, at the time of ratification, received a one-time payment of $1,500.

11. Subsequent event

The Company received a new permit from the WDEQ, effective July 22, 2005, to increase its crude capacity at the Cheyenne Refinery to 52,000 barrels per day, up from 46,000 barrels per day. Frontier does not expect to continually run at 52,000 barrels per day due to current crude oil pipeline and refinery constraints; however, the new permit will allow the Company more flexibility to respond to market opportunities to increase charges on a short-term basis.

12. Consolidating financial statements

Frontier Holdings Inc. and its subsidiaries (“FHI”) are full and unconditional guarantors of Frontier Oil Corporation’s (“FOC”) 6⅝% Senior Notes. Presented on the following pages are the Company’s consolidating balance sheets, statements of income, and cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As specified in Rule 3-10, the condensed consolidating balance sheets, statement of operations, and cash flows presented below meet the requirements for financial statements of the issuer and each guarantor of the notes because the guarantors are all direct or indirect wholly-owned subsidiaries of Frontier, and all of the guarantees are full and unconditional on a joint and several basis. The Company files a consolidated U.S. federal income tax return and consolidated state income tax returns in the majority of states in which it does business. Each subsidiary calculates its income tax provision on a separate company basis, which are eliminated in the consolidation process.

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$1,664,328	$-	$-	$1,664,328
Other	(8)	562	38	-	592
	(8)	1,664,890	38	-	1,664,920

Costs and expenses:
Raw material, freight and other costs	-	1,351,051	-	-	1,351,051
Refinery operating expenses, excluding depreciation	-	115,175	-	-	115,175
Selling and general expenses, excluding depreciation	9,996	6,445	-	-	16,441
Merger termination and legal costs	37	-	-	-	37
Depreciation and amortization	32	17,111	-	(278)	16,865
	10,065	1,489,782	-	(278)	1,499,569

Operating income (loss)	(10,073)	175,108	38	278	165,351

Interest expense and other financing costs	5,215	1,065	-	(304)	5,976
Interest income	(1,481)	(246)	-	-	(1,727)
Equity in earnings of subsidiaries	(174,668)	-	-	174,668	-
	(170,934)	819	-	174,364	4,249

Income before income taxes	160,861	174,289	38	(174,086)	161,102
Provision for income taxes	60,464	65,233	-	(64,992)	60,705
Net income	$100,397	$109,056	$38	$(109,094)	$100,397

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2004
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$1,278,172	$-	$-	$1,278,172
Other	(2)	(4,958)	24	-	(4,936)
	(2)	1,273,214	24	-	1,273,236

Costs and Expenses:
Raw material, freight and other costs	-	1,048,451	-	-	1,048,451
Refinery operating expenses, excluding depreciation	-	106,403	-	-	106,403
Selling and general expenses, excluding depreciation	7,747	6,099	-	-	13,846
Merger termination and legal costs	3,663	-	-	-	3,663
Depreciation and amortization	40	16,000	-	(278)	15,762
	11,450	1,176,953	-	(278)	1,188,125

Operating income (loss)	(11,452)	96,261	24	278	85,111

Interest expense and other financing costs	10,406	1,399	-	-	11,805
Interest income	(375)	(30)	-	-	(405)
Gain on involuntary conversion of assets	-	(594)	-	-	(594)
Equity in earnings of subsidiaries	(95,789)	-	-	95,789	-
	(85,758)	775	-	95,789	10,806

Income before income taxes	74,306	95,486	24	(95,511)	74,305
Provision for income taxes	28,573	36,580	-	(36,581)	28,572
Net income	$45,733	$58,906	$24	$(58,930)	$45,733

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$971,109	$-	$-	$971,109
Other	(2)	1,147	26	-	1,171
	(2)	972,256	26	-	972,280

Costs and expenses:
Raw material, freight and other costs	-	792,728	-	-	792,728
Refinery operating expenses, excluding depreciation	-	53,824	-	-	53,824
Selling and general expenses, excluding depreciation	5,244	4,158	-	-	9,402
Merger termination and legal costs	33	-	-	-	33
Depreciation and amortization	16	8,728	-	(139)	8,605
	5,293	859,438	-	(139)	864,592

Operating income (loss)	(5,295)	112,818	26	139	107,688

Interest expense and other financing costs	2,606	565	-	(232)	2,939
Interest income	(828)	(162)	-	-	(990)
Equity in earnings of subsidiaries	(112,592)	-	-	112,592	-
	(110,814)	403	-	112,360	1,949

Income before income taxes	105,519	112,415	26	(112,221)	105,739
Provision for income taxes	39,558	42,074	-	(41,854)	39,778
Net income	$65,961	$70,341	$26	$(70,367)	$65,961

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2004
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$737,482	$-	$-	$737,482
Other	(1)	(1,588)	11	-	(1,578)
	(1)	735,894	11	-	735,904

Costs and Expenses:
Raw material, freight and other costs	-	583,868	-	-	583,868
Refinery operating expenses, excluding depreciation	-	51,113	-	-	51,113
Selling and general expenses, excluding depreciation	4,076	3,095	-	-	7,171
Merger termination and legal costs	376	-	-	-	376
Depreciation and amortization	20	8,063	-	(140)	7,943
	4,472	646,139	-	(140)	650,471

Operating income (loss)	(4,473)	89,755	11	140	85,433

Interest expense and other financing costs	5,204	745	-	-	5,949
Interest income	(191)	(13)	-	-	(204)
Gain on involuntary conversion of assets	-	(594)	-	-	(594)
Equity in earnings of subsidiaries	(89,769)	-	-	89,769	-
	(84,756)	138	-	89,769	5,151

Income before income taxes	80,283	89,617	11	(89,629)	80,282
Provision for income taxes	30,814	34,318	-	(34,319)	30,813
Net income	$49,469	$55,299	$11	$(55,310)	$49,469

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of June 30, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$140,711	$27,286	$-	$-	$167,997
Trade and other receivables	1,717	148,993	-	-	150,710
Inventory	-	200,364	-	-	200,364
Deferred tax assets	4,874	4,866	-	(4,866)	4,874
Other current assets	261	1,223	-	-	1,484
Total current assets	147,563	382,732	-	(4,866)	525,429

Property, plant and equipment, at cost	1,167	613,610	-	(10,709)	604,068
Less - accumulated depreciation and amortization	973	227,868	-	(7,683)	221,158
	194	385,742	-	(3,026)	382,910
Deferred financing costs, net	3,017	839	-	-	3,856
Commutation account	14,145	-	-	-	14,145
Prepaid insurance, net	3,936	-	-	-	3,936
Other intangible asset, net	-	1,474	-	-	1,474
Other assets	1,948	80	-	-	2,028
Receivable from affiliated companies	-	3,355	137	(3,492)	-
Investment in subsidiaries	417,432	-	-	(417,432)	-
Total assets	$588,235	$774,222	$137	$(428,816)	$933,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,723	$291,305	$-	$-	$293,028
Accrued turnaround cost	-	10,312	-	-	10,312
Accrued interest	2,484	4	-	-	2,488
Accrued liabilities and other	19,576	9,492	269	-	29,337
Total current liabilities	23,783	311,113	269	-	335,165

Long-term debt	150,000	-	-	-	150,000
Long-term accrued and other liabilities	-	37,653	-	-	37,653
Deferred compensation liability	1,848	-	-	-	1,848
Deferred income taxes	58,434	59,919	-	(59,919)	58,434
Payable to affiliated companies	3,492	20,005	-	(23,497)	-

Shareholders’ equity	350,678	345,532	(132)	(345,400)	350,678
Total liabilities and shareholders’ equity	$588,235	$774,222	$137	$(428,816)	$933,778

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

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$100,397	$109,056	$38	$(109,094)	$100,397
Equity in earnings of subsidiaries	(174,668)	-	-	174,668	-
Depreciation and amortization	32	17,111	-	(278)	16,865
Deferred income taxes	17,758	-	-	-	17,758
Income tax benefit of stock compensation	7,138	-	-	-	7,138
Income taxes eliminated in consolidation	-	64,992	-	(64,992)	-
Deferred finance cost amortization	241	237	-	-	478
Deferred compensation amortization	696	-	-	-	696
Amortization of long-term prepaid insurance	606	-	-	-	606
Long-term commutation account	2,293	-	-	-	2,293
Other	492	(65)	-	-	427
Changes in working capital from operations	21,580	(69,074)	-	-	(47,494)
Net cash provided by (used in) operating activities	(23,435)	122,257	38	304	99,164

Cash flows from investing activities:
Additions to property, plant and equipment	(51)	(52,662)	-	(304)	(53,017)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Involuntary conversion - net of insurance proceeds	-	2,142	-	-	2,142
Net cash used in investing activities	(51)	(58,020)	-	(304)	(58,375)

Cash flows from financing activities:
Issuance of common stock	12,201	-	-	-	12,201
Purchase of treasury stock	(5,986)	-	-	-	(5,986)
Dividends	(3,289)	-	-	-	(3,289)
Debt issue costs and other	(100)	(7)	-	-	(107)
Intercompany transactions	55,962	(55,924)	(38)	-	-
Net cash provided by (used in) financing activities	58,788	(55,931)	(38)	-	2,819
Increase in cash and cash equivalents	35,302	8,306	-	-	43,608
Cash and cash equivalents, beginning of period	105,409	18,980	-	-	124,389
Cash and cash equivalents, end of period	$140,711	$27,286	$-	$-	$167,997

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2004
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$45,733	$58,906	$24	$(58,930)	$45,733
Equity in earnings of subsidiaries	(95,789)	-	-	95,789	-
Depreciation and amortization	40	16,000	-	(278)	15,762
Deferred income taxes	14,106	-	-	-	14,106
Income tax benefit of stock compensation	4,621	-	-	-	4,621
Income taxes eliminated in consolidation	-	36,581	-	(36,581)	-
Deferred finance cost and bond discount amortization	388	144	-	-	532
Deferred compensation amortization	649	-	-	-	649
Gain on involuntary conversion of assets	-	(594)			(594)
Amortization of long-term prepaid insurance	846	-	-	-	846
Long-term commutation account	1,348	-	-	-	1,348
Other	564	(144)	-	-	420
Changes in working capital from operations	9,479	(29,504)	-	-	(20,025)
Net cash provided by (used in) operating activities	(18,015)	81,389	24	-	63,398

Cash flows from investing activities:
Additions to property, plant and equipment	(1)	(28,319)	-	-	(28,320)
Involuntary conversion - net of insurance proceeds	-	(1,780)	-	-	(1,780)
Net cash used in investing activities	(1)	(30,099)	-	-	(30,100)

Cash flows from financing activities:
Revolving credit facility borrowings, net	-	(6,250)	-	-	(6,250)
Issuance of common stock	2,254	-	-	-	2,254
Purchase of treasury stock	(3,029)	-	-	-	(3,029)
Dividends	(2,707)	-	-	-	(2,707)
Intercompany transactions	44,886	(44,862)	(24)	-	-
Net cash provided by (used in) financing activities	41,404	(51,112)	(24)	-	(9,732)
Increase in cash and cash equivalents	23,388	178	-	-	23,566
Cash and cash equivalents, beginning of period	59,846	4,674	-	-	64,520
Cash and cash equivalents, end of period	$83,234	$4,852	$-	$-	$88,086

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

To assist in understanding our operating results, please refer to the operating data at the end of this analysis, which provides key operating information for our combined Refineries. Data for each Refinery is included in our annual report on Form 10-K, our quarterly reports on Form 10-Q and on our web site at http://www.frontieroil.com. We make our web site content available for informational purposes only. The web site should not be relied upon for investment purposes. We make available on this web site under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC. The terms “Frontier,”“we” and “our” refer to Frontier Oil Corporation and its subsidiaries.

Overview

The three significant indicators of our profitability, reflected and defined in the operating data at the end of this analysis, are the gasoline and diesel crack spreads, the light/heavy crude oil differential and the WTI/WTS crude oil differential. Other significant factors that influence our results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas prices and turnaround, or planned maintenance activity). We typically do not use derivative instruments to offset price risk on our base level of operating inventories. Under our first-in, first-out (“FIFO”) inventory accounting method, crude oil price trends can cause significant fluctuation in the inventory valuation of our crude oil, unfinished products and finished products resulting in FIFO inventory gains when crude oil prices increase and FIFO inventory losses when crude oil prices decrease during the reporting period. See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of futures trading.
During the first six months of 2005, the price of crude oil on the New York Mercantile Exchange continued the price increase that began during 2004. The crude oil price began the year at $43.45 per barrel, reached a first quarter high of $56.72 per barrel in mid-March, and ended the first quarter at $55.40 per barrel on March 31, 2005. During the second quarter of 2005 the crude oil price reached a high of $60.54 per barrel in late June, but ended the quarter at $56.50 per barrel on June 30, 2005. The oil market supply/demand fundamentals continue to support higher prices. The increase in crude oil prices, along with additional crude oil production being primarily heavy and/or sour crude oil, increased our crude oil differentials during both the first and second quarters of 2005 when compared to the same periods in 2004. In addition, the diesel crack spread was exceptionally strong in the first six months of 2005 because of higher demand and lower levels of distillate inventories compared to previous years.
We announced on April 15, 2005 that our Board of Directors had approved a 2-for-1 stock split by means of a stock dividend on our common stock. Effective with the stock split, our Board of Directors also approved an increase in the regular quarterly cash dividend to $0.16 per share annually from the previous split-adjusted level of $0.12 per share annually. The increased quarterly cash dividend will be paid at the rate of $0.04 per share on a post-split basis. The stock split was subject to shareholder approval of an amendment to our articles of incorporation to increase the number of authorized shares from 50 million to 90 million and the amendment was approved at a special shareholders’ meeting on May 23, 2005. The stock dividend was issued on June 17, 2005 to shareholders of record as of the close of business on May 23, 2005. All prior period share related numbers (except if indicated) have been revised to reflect the effect of the stock split.

Six months ended June 30, 2005 compared with the same period in 2004

Overview of Results

We had net income for the six months ended June 30, 2005 of $100.4 million, or $1.78 per diluted share, compared to net income of $45.7 million, or $0.84 per diluted share, in the same period in 2004. Our operating income of $165.4 million for the six months ended June 30, 2005 was an increase of $80.3 million from the $85.1 million operating income for the comparable period in 2004 despite the impact of a major turnaround at our El Dorado Refinery in 2005. The average diesel crack spread was significantly higher during 2005 ($12.71 per barrel) than in 2004 ($5.70 per barrel), and both the light/heavy and WTI/WTS crude oil differentials improved.
In addition to the increased diesel crack spreads and improved crude oil differentials, our net income for the first six months of 2005 also benefited from reduced interest expense and other financing costs when compared to the same period in 2004 as a result of refinancing our $170.5 million of 11¾% Senior Notes with $150.0 million of 6⅝% Senior Notes during the fourth quarter of 2004. Our net income for the first six months of 2005 was negatively impacted by the scheduled major turnaround work on the fluid catalytic cracking (“FCC”) unit and related units at our El Dorado Refinery from March 1 through April 5, 2005. The turnaround resulted in reduced charges and yields compared to the same period in 2004 and also increased refinery operating expenses, excluding depreciation, by $2.5 million for turnaround costs in excess of accruals. Our net income for the first six months of 2005 was also reduced by nearly $3.7 million pretax ($2.3 million after tax) in legal costs associated with the Beverly Hills litigation. These costs included $606,000 of amortization of the previously purchased loss mitigation insurance premium and $3.1 million in legal costs, of which approximately $2.1 million have been paid or will be paid from the Commutation Account (see Note 7 in the “Notes to Interim Consolidated Financial Statements”).
Our net income for the first six months of 2004 included the negative effect from the reduction in operations due to the fire that occurred in January 2004 in the furnaces of the Cheyenne Refinery coking unit that resulted in the coker being out of service for approximately one month. The net income for the first six months of 2004 was also negatively impacted by the legal costs associated with the termination of the Holly Corporation (“Holly”) merger and the Beverly Hills litigation. Merger termination legal costs reduced earnings in the first six months of 2004 by $3.7 million pretax ($2.3 million after tax) and costs related to the Beverly Hills litigation reduced earnings in the first six months of 2004 by an additional $3.5 million pretax ($2.2 million after tax).

Specific Variances

Refined product revenues increased $386.2 million, or 30%, from $1.3 billion to $1.7 billion for the six months ended June 30, 2005 compared to the same period in 2004. This increase was due to increased sales prices ($13.13 higher average per sales barrel), resulting from higher crude oil prices and slightly higher sales volumes in 2005 (1,247 more barrels per day (“bpd”)). Our gasoline and diesel crack spreads averaged $9.95 per barrel and $12.71 per barrel, respectively, during the six months ended June 30, 2005 compared to $10.90 per barrel and $5.70 per barrel, respectively, in the same period in 2004. Average gasoline prices increased from $49.69 per sales barrel in 2004 to $61.98 per sales barrel in 2005. Sales volumes of gasoline decreased from 87,945 bpd in 2004 to 84,297 bpd in 2005 due to the El Dorado Refinery turnaround during the first quarter of 2005. Average diesel and jet fuel prices increased from $43.64 per sales barrel in 2004 to $63.77 per sales barrel during 2005. Sales volumes of diesel and jet fuel increased 1,493 bpd from 51,309 bpd during the six months ended June 30, 2004 to 52,802 bpd in the same period in 2005 because of reduced volumes in 2004 attributable to the Cheyenne Refinery coker fire. Total product sales volumes overall increased from 160,050 bpd in the six months ended June 30, 2004 to 161,297 bpd in the same period in 2005.
Manufactured product yields (“yields”) are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units. Yields of gasoline decreased 2,910 bpd, or 4%, from 80,625 bpd in the six months ended June 30, 2004 to 77,715 bpd in the same period in 2005 as a result of the El Dorado Refinery turnaround during the first quarter of 2005. Yields of diesel and jet fuel increased 2,422 bpd, or approximately 5%, from 51,188 bpd in the six months ended June 30, 2004 to 53,610 bpd in the same period in 2005 because the Cheyenne Refinery coker fire reduced volumes in 2004.
Other revenues increased $5.5 million to $592,000 for the six months ended June 30, 2005 compared to a loss of $4.9 million for the same period in 2004 primarily due to $540,000 in net gains from derivative contracts accounted for using mark-to-market accounting in the six months ended June 30, 2005, compared to net derivative contract losses of $5.3 million for the same period in 2004. See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts. Other revenues during the six months ended June 30, 2004 included $302,000 in processing income from our Cheyenne Refinery resid processing agreement with Suncor Energy (USA) Inc. (“Suncor”) which concluded in July 2004.
Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the FIFO inventory accounting method. The average price of WTI crude oil priced at Cushing, Oklahoma was $50.71 per barrel in the first six months of 2005 compared to $37.36 per barrel in the same period in 2004. Raw material, freight and other costs increased by $302.6 million ($10.29 per sales barrel) to $1.4 billion ($46.28 per sales barrel), during the six months ended June 30, 2005 when compared to the same period in 2004. The increase in raw material, freight and other costs was due to higher average crude prices and was partly offset by running fewer barrels of crude oil and realizing higher inventory gains in the six months ended June 30, 2005 versus the comparable period in 2004. We also benefited from improved crude oil differentials during the six months ended June 30, 2005 when compared to the same period in 2004. For the six months ended June 30, 2005, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $18.6 million after tax ($29.8 million pretax, comprised of $8.8 million at the Cheyenne Refinery and nearly $21.0 million at the El Dorado Refinery) because of increasing crude oil and refined product prices. For the six months ended June 30, 2004, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $14.7 million after tax ($23.9 million pretax, comprised of $5.8 million at the Cheyenne Refinery and $18.1 million at the El Dorado Refinery) because of increasing crude oil and refined product prices.
The Cheyenne Refinery raw material, freight and other costs of $43.01 per sales barrel for the six months ended June 30, 2005 increased from $34.96 per sales barrel in the same period in 2004 due to higher crude oil prices offset by higher inventory gains and an improved light/heavy crude oil differential. The light/heavy crude oil differential for the Cheyenne Refinery averaged $14.13 per barrel in the six months ended June 30, 2005 compared to $8.49 per barrel in the same period in 2004.
The El Dorado Refinery raw material, freight and other costs of $47.88 per sales barrel for the six months ended June 30, 2005 increased from $36.49 per sales barrel in the same period in 2004 due to higher average crude oil prices offset by higher inventory gains and an improved WTI/WTS crude oil differential. The WTI/WTS crude oil differential increased from an average of $3.09 per barrel in the six-month period ended June 30, 2004, to $4.68 per barrel in the same period in 2005.
Refinery operating expenses, excluding depreciation, includes both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries. Refinery operating expenses, excluding depreciation, were $115.2 million, or $3.95 per sales barrel, in the six months ended June 30, 2005 compared to $106.4 million, or $3.65 per sales barrel, in the comparable period of 2004.
The Cheyenne Refinery operating expenses, excluding depreciation, were $34.2 million, or $3.56 per sales barrel, in the six months ended June 30, 2005 compared to $34.6 million, or $3.67 per sales barrel, in the comparable period of 2004. The net decrease resulted from lower costs of natural gas ($2.0 million), maintenance ($482,000) and consulting and legal ($347,000), offset by increases in salaries ($521,000), electricity ($621,000), environmental ($371,000) and no Suncor processing reimbursement in 2005 ($941,000 in 2004) due to the conclusion of the processing agreement in July 2004.
The El Dorado Refinery operating expenses, excluding depreciation, were nearly $81.0 million, or $4.13 per sales barrel, in the six months ended June 30, 2005, increasing from $71.8 million, or $3.65 per sales barrel, in the same six-month period of 2004 due to excess turnaround costs incurred ($2.5 million) and higher costs of natural gas ($3.6 million), maintenance ($1.8 million), salaries and benefits ($1.7 million) and equipment rentals ($511,000) offset by reduced turnaround accruals ($1.1 million).
Selling and general expenses, excluding depreciation, increased $2.6 million, or 19%, from $13.8 million for the six months ended June 30, 2004 to $16.4 million for the six months ended June 30, 2005 due to higher salaries and benefits ($1.2 million), consulting ($314,000), auditing and tax preparation fees ($248,000), personal property taxes ($230,000), general legal costs ($207,000), lease and rental costs ($207,000) and stock exchange fees ($116,000) compared to the same period in 2004.
Merger termination and legal costs include legal costs that were associated with the termination of the anticipated 2003 Holly merger and resulting lawsuit (see Note 7 in the “Notes to Interim Consolidated Financial Statements”). These costs were $37,000 for the six months ended June 30, 2005, compared to $3.7 million for the comparable period in 2004.
Depreciation and amortization increased $1.1 million, or 7%, for the six months ended June 30, 2005 compared to the same period in 2004 because of increased capital investment in our Refineries.
Interest expense and other financing costs of $6.0 million for the six months ended June 30, 2005 decreased $5.8 million, or 49%, from $11.8 million in the comparable period in 2004 due to redemption of the 11¾% Senior Notes and issuance of the 6⅝% Senior Notes in the fourth quarter of 2004. Capitalized interest totaling $634,000 on major capital projects also reduced interest expense and other financing costs during the six months ended June 30, 2005, while no interest was capitalized for the comparable period in 2004. Average debt outstanding decreased to $170 million during the six months ended June 30, 2005 from $227 million for the same period in 2004.
Interest income increased $1.3 million from $405,000 in the six months ended June 30, 2004 to $1.7 million in the six months ended June 30, 2005 primarily because we had more cash available to invest.
The income tax provision for the six months ended June 30, 2005 was $60.7 million on pretax income of $161.1 million (or 37.7%) reflecting a benefit from the American Jobs Creation Act of 2004 production activities deduction for manufac-turers. Our current estimated effective tax rate excluding this benefit is 38.2%. The income tax provision for the six months ended June 30, 2004 was $28.6 million on pretax net income of $74.3 million (or 38.5%).

Three months ended June 30, 2005 compared with the same period in 2004

Overview of Results

We had net income for the three months ended June 30, 2005 of nearly $66.0 million, or $1.16 per diluted share, compared to net income of $49.5 million, or $0.91 per diluted share, in the same period in 2004. Our operating income of $107.7 million for the three months ended June 30, 2005 was an increase of $22.3 million from the $85.4 million operating income for the comparable period in 2004. The average diesel crack spread was significantly higher during 2005 ($15.51 per barrel) than in 2004 ($7.39 per barrel), and both the light/heavy and WTI/WTS crude oil differentials improved.
In addition to the increased diesel crack spreads and improved crude oil differentials, our net income for the three months ended June 30, 2005 benefited from reduced interest expense and other financing costs when compared to the same period in 2004 as a result of refinancing our $170.5 million of 11¾% Senior Notes with $150.0 million of 6⅝% Senior Notes during the fourth quarter of 2004. Our net income for the three months ended June 30, 2005 was also reduced by $1.7 million pretax ($1.1 million after tax) in legal costs associated with the Beverly Hills litigation. These costs included $303,000 of amortization of the previously purchased loss mitigation insurance premium and $1.4 million in legal costs of which approximately $982,000 have been paid or will be paid from the Commutation Account (see Note 7 in the “Notes to Interim Consolidated Financial Statements”).
Costs related to the Beverly Hills litigation reduced earnings in the second quarter of 2004 by $1.9 million pretax ($1.2 million after tax).

Specific Variances

Refined product revenues increased $233.6 million, or 32%, from $737.5 in the three months ended June 30, 2004 to $971.1 million for the three months ended June 30, 2005. This increase was due to increased sales prices ($13.19 higher average per sales barrel), largely the result of higher crude oil prices and more sales volumes in 2005 (5,054 more bpd). Our gasoline and diesel crack spreads averaged $12.50 per barrel and $15.51 per barrel, respectively, during the three months ended June 30, 2005 compared to $14.23 per barrel and $7.39 per barrel, respectively, in the same period in 2004. Average gasoline prices increased from $54.63 per sales barrel in the three months ended June 30, 2004 to $65.47 per sales barrel during the same period in 2005. Sales volumes of gasoline increased from 92,968 bpd in the three months ended June 30, 2004 to 95,057 bpd during the same period in 2005. Average diesel and jet fuel prices increased from $46.50 per sales barrel in the three months ended June 30, 2004 to $67.57 per sales barrel during the same period in 2005. Sales volumes of diesel and jet fuel increased 1,600 bpd from 54,487 bpd during the three months ended June 30, 2004 to 56,087 bpd in the same period in 2005. Total product sales volumes overall increased from 171,460 bpd in the three months ended June 30, 2004 to 176,514 bpd in the same period in 2005.
Yields of gasoline increased 1,524 bpd, or 2%, from 86,782 bpd in the three months ended June 30, 2004 to 88,306 bpd in the same period in 2005. Yields of diesel and jet fuel increased 3,143 bpd, or approximately 6%, from 54,917 bpd in the three months ended June 30, 2004 to 58,060 bpd in the same period in 2005.
Other revenues increased nearly $2.8 million to $1.2 million for the three months ended June 30, 2005 compared to a loss of $1.6 million for the same period in 2004 due to $1.1 million in net gains from derivative contracts accounted for using mark-to-market accounting in the three months ended June 30, 2005, compared to net losses of $1.8 million for the same period in 2004. See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts. Other revenues during the three months ended June 30, 2004 included $214,000 in processing income from our Cheyenne Refinery resid processing agreement with Suncor which concluded in July 2004.
Raw material, freight and other costs increased by $208.9 million ($11.93 per sales barrel) to $792.7 million ($49.35 per sales barrel), during the three months ended June 30, 2005 when compared to the same period in 2004. The increase in raw material, freight and other costs was primarily due to higher average crude prices. The average price of WTI crude oil priced at Cushing, Oklahoma was $51.89 per barrel in the second quarter of 2005 compared to $38.96 per barrel in the same period in 2004. Another contributor to the increase was an inventory loss from price changes in the three months ended June 30, 2005 compared to an inventory gain from rising prices in the three months ended June 30, 2004. These increases were partially offset by the benefits from improved crude oil differentials during the three months ended June 30, 2005 when compared to the same period in 2004. For the three months ended June 30, 2005, we realized a net increase in raw material, freight and other costs due to inventory changes of approximately $1.0 million after tax ($1.6 million pretax, comprised of a $3.9 million loss at the El Dorado Refinery, offset by a $2.3 million gain at the Cheyenne Refinery). This total inventory change was a result of reducing the intermediate inventories built at the El Dorado Refinery during the first quarter turnaround, partially offset by the benefit of rising crude oil and refined product prices. For the three months ended June 30, 2004, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $5.7 million after tax ($9.3 million pretax, comprised of nearly $3.7 million at the Cheyenne Refinery and $5.6 million at the El Dorado Refinery) because of increasing crude oil and refined product prices.
The Cheyenne Refinery raw material, freight and other costs of $44.63 per sales barrel for the three months ended June 30, 2005 increased from $35.38 per sales barrel in the same period in 2004 due to higher crude oil prices, and a lower inventory gain offset by an improved light/heavy crude oil differential. The light/heavy crude oil differential for the Cheyenne Refinery averaged $14.15 per barrel in the three months ended June 30, 2005 compared to $8.81 per barrel in the same period in 2004.
The El Dorado Refinery raw material, freight and other costs of $51.52 per sales barrel for the three months ended June 30, 2005 increased from $38.37 per sales barrel in the same period in 2004 due to higher average crude oil prices and an inventory loss in 2005 compared to a gain in 2004, offset by an improved WTI/WTS crude oil differential. The WTI/WTS crude oil differential increased from an average of $3.29 per barrel in the three-month period ended June 30, 2004, to $4.67 per barrel in the same period in 2005.
Refinery operating expenses, excluding depreciation, includes both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries. Refinery operating expenses, excluding depreciation, were $53.8 million, or $3.35 per sales barrel, in the three months ended June 30, 2005 compared to $51.1 million, or $3.28 per sales barrel, in the comparable period in 2004.
The Cheyenne Refinery operating expenses, excluding depreciation, were $16.9 million, or $3.34 per sales barrel, in the three months ended June 30, 2005, compared to $16.6 million, or $3.35 per sales barrel, in the comparable period in 2004. The net increase resulted from increases in electricity ($269,000), environmental ($259,000), turnaround costs ($335,000) and no Suncor processing reimbursement in 2005 ($515,000 in 2004) due to the conclusion of the processing agreement in July 2004, offset by lower costs for natural gas ($653,000), consulting and legal ($291,000) and additives and chemicals ($160,000).
The El Dorado Refinery operating expenses, excluding depreciation, were $36.9 million, or $3.36 per sales barrel, in the three months ended June 30, 2005, increasing from $34.5 million, or $3.24 per sales barrel, in the same three-month period of 2004 primarily due to higher costs of natural gas ($1.2 million), salaries and benefits ($822,000), electricity ($427,000), equipment rentals and leases ($390,000) and maintenance ($140,000), offset by lower costs in consulting and legal ($359,000) and environmental ($310,000).
Selling and general expenses, excluding depreciation, increased $2.2 million, or 31%, from $7.2 million for the three months ended June 30, 2004 to $9.4 million for the three months ended June 30, 2005 because of higher salaries and benefits ($1.4 million), consulting ($252,000), auditing and tax preparation fees ($240,000), lease costs ($230,000) and stock exchange fees ($113,000) compared to the same period in 2004.
Merger termination and legal costs include ongoing legal costs associated with the termination of the anticipated 2003 Holly merger and resulting lawsuit and were $33,000 for the three months ended June 30, 2005 compared to $376,000 for the comparable period in 2004.
Depreciation and amortization increased $662,000, or 8%, for the three months ended June 30, 2005 compared to the same period in 2004 because of increased capital investment in our Refineries.
Interest expense and other financing costs of $2.9 million for the three months ended June 30, 2005 decreased $3.0 million, or 51%, from $5.9 million in the comparable period in 2004 due to redemption of the 11¾% Senior Notes and issuance of the 6⅝% Senior Notes in the fourth quarter of 2004. Capitalized interest totaling $434,000 on major capital projects also reduced interest expense and other financing costs during the three months ended June 30, 2005, while no interest was capitalized for the comparable period of 2004. Average debt outstanding decreased to $172 million during the three months ended June 30, 2005 from $232 million for the same period in 2004.
Interest income increased $786,000 from $204,000 in the three months ended June 30, 2004 to $990,000 in the three months ended June 30, 2005 primarily because we had more cash available to invest.
The income tax provision for the three months ended June 30, 2005 was $39.8 million on pretax income of $105.7 million (or 37.6%) reflecting a benefit from the American Jobs Creation Act of 2004 production activities deduction for manufacturers. Our current estimated effective tax rate excluding this benefit is 38.2%. The income tax provision for the three months ended June 30, 2004 was $30.8 million on pretax income of $80.3 million (or 38.3%).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $99.2 million for the six months ended June 30, 2005 compared to net cash provided by operating activities of $63.4 million during the six months ended June 30, 2004. Improved results of operations increased cash flow significantly but were offset by higher uses of cash for working capital changes.
Working capital changes used a total of $47.5 million of cash flows in the six months ended June 30, 2005 while using only $20.0 million of cash flows in the comparable period in 2004. The uses of cash for working capital changes during the six-month period ended June 30, 2005 were an increase in trade and other receivables of $64.6 million and an increase in inventories of $43.4 million. The increase in both receivables and inventories was due to the sharp increase in crude oil and product prices during 2005. The average per barrel cost of inventories in the six-month period ended June 30, 2005 increased by $11.07 per barrel compared to only a $5.59 per barrel increase in the comparable period in 2004.
The most significant working capital item providing a source of cash during the six months ended June 30, 2005 was an increase in trade and crude payables of $54.2 million in the 2005 period. This was due to increases in crude payables of $67.8 million as a result of the higher crude oil prices offset by a decrease in trade payables.
At June 30, 2005, we had $168.0 million of cash and cash equivalents, working capital of $190.3 million and $158.3 million of borrowing base availability for additional borrowings under our revolving credit facility.
Capital expenditures during the first six months of 2005 were $53.0 million, including approximately $29.5 million for the El Dorado Refinery ultra low sulfur diesel project (discussed below). Capital expenditures aggregating approximately $136.5 million are currently planned for 2005. These 2005 capital expenditures include approximately $109.0 million for the El Dorado Refinery, $27.0 million for the Cheyenne Refinery, and $500,000 of capital for expenditures in our Denver and Houston offices, our asphalt terminal in Nebraska and for our share of crude pipeline projects. The $109.0 million of capital expenditures for our El Dorado Refinery includes $90.5 million for the ultra low sulfur diesel compliance project, as well as operational, payout, safety, administrative, environmental and optimization projects. The $27.0 million of capital expendi-tures for our Cheyenne Refinery includes approximately $9.0 million of capital for the ultra low sulfur diesel compliance project, as well as environmental, operational, safety, administrative and payout projects. Due to our excellent operating results during the first six months of 2005, we now expect all of our 2005 capital expenditures will be funded with cash generated by our operations.
We are currently evaluating a potential El Dorado Refinery crude unit expansion and yield capital improvement project. This project would increase the El Dorado Refinery’s ability to process heavy crude, raise overall crude throughput capacity and improve crude yields, specifically in the production of gas oil versus residual fuel. The project would be implemented in the spring of 2008 during the next planned turnaround for the crude/vacuum unit complex. We have not yet developed final cost estimates for this project nor has it been approved by our Board of Directors.
Compliance with the upcoming ultra low sulfur diesel requirements at our Refineries will require additional capital expenditures through mid-2006. Total capital, including capitalized interest, that we will spend to comply with the regulations is currently estimated to be approximately $106.5 million at the El Dorado Refinery and approximately $14.6 million at the Cheyenne Refinery. The expenditures for the ultra low sulfur diesel projects for 2004 were $6.0 million at the El Dorado Refinery and $250,000 at the Cheyenne Refinery. As indicated above, expenditures in 2005 of $90.5 million at the El Dorado Refinery and $9.0 million at the Cheyenne Refinery are estimated for the ultra low sulfur diesel projects. The remaining costs for the ultra low sulfur diesel projects at both Refineries will be incurred in 2006. As of June 30, 2005, unpaid commitments for the ultra low sulfur diesel projects were approximately $46.0 million for the El Dorado Refinery and $11.0 million for the Cheyenne Refinery. The American Jobs Creation Act of 2004 will allow us, as a small business refiner, to deduct for federal income tax purposes 75% of the qualified costs related to these low sulfur diesel expenditures in the years incurred and will provide income tax credits based on the resulting production of ultra low sulfur diesel for up to 25% of the remaining qualified costs.
Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we have made, or may be required to make, contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s annual revenues less its raw material, freight and other costs and refinery operating expenses, excluding depreciation. The total amount of these contingent payments is capped at $40.0 million, with an annual cap of $7.5 million. A payment of $7.5 million was paid in early 2005, based on 2004 results, and was accrued as of December 31, 2004. Such contingency payments are recorded as additional acquisition costs. Including the payment we made in early 2005, we have paid a total of $15.0 million for contingent earn-out payments. It will not be determinable until year-end if a contingent earn-out payment, based on 2005 results, will be required in early 2006. However, based on the results of operations for the six months ended June 30, 2005, it is probable, but not estimatable, that a payment may be required.
We have made estimated federal and state income tax payments of $14.5 million and $2.9 million, respectively, during the six months ended June 30, 2005, which will be applied to our 2005 income tax liabilities. We received a federal income tax refund of $3.5 million during the first quarter of 2005, which represented an estimated overpayment of our 2004 federal income tax liability. Our consolidated federal income tax return for 2004 will be filed in the third quarter of 2005.
During the first quarter of 2005, we received the remaining payments of $2.1 million from our insurance companies for claims related to the 2004 coker fire at the Cheyenne Refinery. This receivable was accrued as of December 31, 2004.
As of June 30, 2005, we had $150.0 million of long-term debt and no borrowings under our revolving credit facility. We had $66.7 million of outstanding letters of credit under our revolving credit facility. We were in compliance with the financial covenants of our revolving credit facility as of June 30, 2005. We had shareholders’ equity of $350.7 million as of June 30, 2005. Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Our Board of Directors declared quarterly cash dividends of $0.06 per share (on a pre-split basis) in December 2004 and March 2005, which were paid in January 2005 and April 2005, respectively. Our Board of Directors declared a quarterly cash dividend of $0.04 per share in June 2005, which was paid in July 2005. The total cash required for the dividend declared in June 2005 was approximately $2.2 million and was accrued at quarter-end.
During the six months ended June 30, 2005, we issued 2,244,450 shares of common stock related to stock option exercises by employees and members of our Board of Directors, for which we received $12.2 million in cash and 179,154 shares ($3.1 million) of common stock, now held as treasury stock. During the six months ended June 30, 2005, we received another 253,996 shares ($5.4 million) of common stock, now held as treasury stock, from employees who surrendered stock to pay their withholding taxes related to the stock option exercises. We also acquired 37,364 shares ($615,000) of common stock, now held as treasury stock, from employees who surrendered stock to pay their withholding taxes on shares of restricted stock that vested during the first quarter of 2005.
We have a Board of Directors approved stock repurchase program to repurchase up to 16 million shares of our common stock. Through December 2004, we had purchased 8,734,732 shares of common stock under the stock repurchase program. We did not initiate any additional purchases of common stock under the stock repurchase program during the first six months of 2005.

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the six months and three months ended June 30, 2005 and 2004. The statistical information includes the following terms:
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

•	WTI/WTS crude oil differential - the average differential between benchmark WTI crude oil priced at Cushing, Oklahoma and West Texas sour crude oil priced at Midland, Texas.
•	Gasoline and diesel crack spreads - The average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average WTI crude oil priced at Cushing, Oklahoma.
Consolidated:
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Charges (bpd)
Light crude	36,909	36,567	40,206	35,211
Heavy and intermediate crude	109,331	110,271	116,146	123,184
Other feed and blend stocks	14,765	15,646	14,964	14,556
Total	161,005	162,484	171,316	172,951

Manufactured product yields (bpd)
Gasoline	77,715	80,625	88,306	86,782
Diesel and jet fuel	53,610	51,188	58,060	54,917
Asphalt	6,029	7,290	7,918	7,608
Chemicals	812	922	852	940
Other	18,219	18,307	10,628	18,469
Total	156,385	158,332	165,764	168,716

Total product sales (bpd)
Gasoline	84,297	87,945	95,057	92,968
Diesel and jet fuel	52,802	51,309	56,087	54,487
Asphalt	5,811	7,421	7,101	8,225
Chemicals	811	753	825	658
Other	17,576	12,622	17,444	15,122
Total	161,297	160,050	176,514	171,460

Refinery operating margin information (per sales barrel)
Refined products revenue	$57.01	$43.88	$60.46	$47.27
Raw material, freight and other costs (FIFO inventory accounting)	46.28	35.99	49.35	37.42
Refinery operating expenses, excluding depreciation	3.95	3.65	3.35	3.28
Depreciation and amortization	0.57	0.52	0.53	0.49

Average WTI crude oil priced at Cushing, OK	$50.71	$37.36	$51.89	$38.96

Average gasoline crack spread (per barrel)	$9.95	$10.90	$12.50	$14.23
Average diesel crack spread (per barrel)	$12.71	$5.70	$15.51	$7.39

Average sales price (per sales barrel)
Gasoline	$61.98	$49.69	$65.47	$54.63
Diesel and jet fuel	63.77	43.64	67.57	46.50
Asphalt	23.95	22.26	25.75	24.88
Chemicals	122.15	81.54	118.63	93.20
Other	20.77	14.86	21.61	14.89

Cheyenne Refinery:
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Charges (bpd)
Light crude	7,317	6,501	7,565	6,560
Heavy crude	37,347	36,417	40,478	41,362
Other feed and blend stocks	4,326	4,046	3,691	3,327
Total	48,990	46,964	51,734	51,249

Manufactured product yields (bpd)
Gasoline	20,341	19,738	20,967	20,450
Diesel and jet fuel	14,356	13,263	15,330	15,773
Asphalt	6,029	7,290	7,918	7,608
Other	6,326	4,969	5,384	5,777
Total	47,052	45,260	49,599	49,608

Total product sales (bpd)
Gasoline	26,246	26,843	26,388	25,800
Diesel and jet fuel	14,412	13,681	15,384	15,466
Asphalt	5,811	7,421	7,101	8,225
Other	6,600	3,859	6,720	5,092
Total	53,069	51,804	55,593	54,583

Refinery operating margin information (per sales barrel)
Refined products revenue	$54.49	$42.46	$57.82	$45.80
Raw material, freight and other costs (FIFO inventory accounting)	43.01	34.96	44.63	35.38
Refinery operating expenses, excluding depreciation	3.56	3.67	3.34	3.35
Depreciation and amortization	0.92	0.87	0.88	0.83

Average light/heavy crude oil differential (per barrel)	$14.13	$8.49	$14.15	$8.81

Average gasoline crack spread (per barrel)	$10.62	$11.04	$14.36	$15.50
Average diesel crack spread (per barrel)	$14.22	$8.60	$17.14	$11.72

Average sales price (per sales barrel)
Gasoline	$63.39	$50.50	$68.05	$56.72
Diesel and jet fuel	65.50	47.25	69.57	51.25
Asphalt	23.95	22.26	25.75	24.88
Other	21.94	8.38	24.68	7.69

El Dorado Refinery:
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Charges (bpd)
Light crude	29,592	30,066	32,640	28,651
Heavy and intermediate crude	71,985	73,854	75,668	81,823
Other feed and blend stocks	10,439	11,600	11,273	11,229
Total	112,016	115,520	119,581	121,703

Manufactured product yields (bpd)
Gasoline	57,373	60,888	67,339	66,332
Diesel and jet fuel	39,254	37,925	42,729	39,143
Chemicals	812	922	852	940
Other	11,893	13,337	5,244	12,692
Total	109,332	113,072	116,164	119,107

Total product sales (bpd)
Gasoline	58,052	61,102	68,669	67,169
Diesel and jet fuel	38,389	37,628	40,703	39,021
Chemicals	811	753	825	658
Other	10,976	8,763	10,723	10,030
Total	108,228	108,246	120,920	116,878

Refinery operating margin information (per sales barrel)
Refined products revenue	$58.24	$44.56	$61.67	$47.95
Raw material, freight and other costs (FIFO inventory accounting)	47.88	36.49	51.52	38.37
Refinery operating expenses, excluding depreciation	4.13	3.65	3.36	3.24
Depreciation and amortization	0.41	0.35	0.37	0.33

WTI/WTS crude oil differential (per barrel)	$4.68	$3.09	$4.67	$3.29

Average gasoline crack spread (per barrel)	$9.65	$10.84	$11.79	$13.74
Average diesel crack spread (per barrel)	$12.15	$4.64	$14.89	$5.68

Average sales price (per sales barrel)
Gasoline	$61.34	$49.33	$64.48	$53.83
Diesel and jet fuel	63.12	42.33	66.81	44.62
Chemicals	122.15	81.54	118.63	93.20
Other	20.07	17.70	19.68	18.54

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Changing Prices. Our earnings and cash flows, as well as estimates of future cash flows, are very sensitive to changes in energy prices. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the overall demand for crude oil and refined products, which in turn depend on, among other factors, general economic conditions, the level of foreign and domestic production of crude oil and refined products, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels, the extent of government regulations and global market dynamics. The prices we receive for refined products are also affected by factors such as local market conditions and the level of operations of other refineries in our markets. The price at which we can sell gasoline and other refined products is strongly influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins, which could significantly affect our earnings and cash flows.
Under our FIFO inventory accounting method, crude oil price trends can cause significant fluctuation in the inventory valuation of our crude oil, unfinished products and finished products resulting in inventory gains when crude oil prices increase and inventory losses when crude oil prices decrease during the reporting period.

Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions that are in excess of our base level of operating inventories, our purchases of foreign crude oil, our purchases of natural gas for consumption in the refining process or to fix margins on certain future production. The commodity derivative contracts we use may take the form of futures contracts, collars or price swaps and are entered into with credit worthy counterparties. When we make the decision to manage our price exposure, we neither incur losses from negative price changes nor do we obtain the benefit of positive price changes. We account for our commodity derivative contracts under 1) the hedge (or deferral) method of accounting when the derivative contracts qualify and are designated as hedges for accounting purposes, or 2) mark-to-market accounting if we elect not to designate derivative contracts as accounting hedges, or if such derivative contracts do not qualify for hedge accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in “Raw material, freight and other costs” or “Refinery operating expenses, excluding depreciation” when the associated transactions are consummated, while gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” at each period end.
Other revenues for the six months ended June 30, 2005 included $540,000 in realized and unrealized net gains on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended June 30, 2005 included $1.1 million in realized and unrealized net gains on derivative contracts accounted for using mark-to-market accounting.
At June 30, 2005, we had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are included in “Other revenues” in the consolidated statements of income:

•
Derivative contracts on 53,000 barrels of crude oil to hedge a portion of the remaining gas oil inventory built during the major turnaround work on the fluid catalytic cracking unit at the El Dorado Refinery, which began March 1, 2005 and ended April 2, 2005. These open contracts had total unrealized net losses at June 30, 2005 of approximately $21,000.

•
Derivative contracts on 220,000 barrels of crude oil to hedge normal butane inventory at the El Dorado Refinery. These open contracts had total unrealized net losses at June 30, 2005 of approximately $339,000.

During the six months and three months ended June 30, 2005, we reported net gains of approximately $900,000 and $1.5 million, respectively, on crude oil contracts closed out which were utilized to hedge gas oil and normal butane and to hedge intermediate inventories in excess of normal base levels.
During the six months ended June 30, 2005 and 2004, we had no derivative contracts that were designated and accounted for as hedges.

Interest Rate Risk. Borrowings under our revolving credit facility bear a current market rate of interest. A one percent increase or decrease in interest rates on our revolving credit facility would not significantly affect our earnings or cash flows. Our $150.0 million principal of 6⅝% Senior Notes that were outstanding at June 30, 2005 and due 2011 have a fixed interest rate. Thus, our long-term debt is not exposed to cash flow risk from interest rate changes. Our long-term debt, however, is exposed to fair value risk. The estimated fair value of our 6⅝% Senior Notes at June 30, 2005 was $153.0 million.

ITEM 4. CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chairman of the Board, President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chairman of the Board, President and Chief Executive Officer and our Executive Vice President, Chief Financial Officer concluded that our disclosure controls and procedures are effective.
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings - See Note 7 in the Notes to Interim Consolidated Financial Statements.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds - None.
ITEM 3.	Defaults Upon Senior Securities - None.
ITEM 4.
Submission of Matters to a Vote of Security Holders -
At a special meeting held on May 23, 2005, the shareholders authorized an amendment to the Company’s Restated Articles of Incorporation, as amended, to increase the number of authorized shares of common stock from 50,000,000 to 90,000,000. The number of votes cast for, against and withheld were 25,118,252, 196,084 and 14,191, respectively. There were no broker non-votes.

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

Date: August 5, 2005