Form 10-Q
period 2005-09-30
FRONTIER OIL CORP /NEW/
filed 2005-11-04
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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
Yes ☑     No . . .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑         No . . .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes         No ☑

Registrant’s number of common shares outstanding as of November 2, 2005: 56,534,448

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2005

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements,” as defined by the Securities and Exchange Commission. Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:

•	statements, other than statements of historical facts, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;

•	statements relating to future financial performance, future capital sources and other matters; and

•	any other statements preceded by, followed by or that include the words “anticipates,”“believes,”“expects,”“plans,”“intends,”“estimates,”“projects,”“could,”“should,”“may,” or similar expressions.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:
Refined products	$2,851,935	$2,069,785	$1,187,607	$791,613
Other	(1,085)	(11,473)	(1,677)	(6,537)
	2,850,850	2,058,312	1,185,930	785,076

Costs and Expenses:
Raw material, freight and other costs	2,282,546	1,719,851	931,495	671,400
Refinery operating expenses, excluding depreciation	173,877	162,124	58,702	55,721
Selling and general expenses, excluding depreciation	25,118	20,921	8,677	7,075
Merger termination and legal costs	47	3,820	10	157
Depreciation and amortization	26,661	23,928	9,796	8,166
	2,508,249	1,930,644	1,008,680	742,519

Operating income	342,601	127,668	177,250	42,557

Interest expense and other financing costs	8,335	17,618	2,359	5,813
Interest and investment income	(3,864)	(890)	(2,137)	(485)
Gain on involuntary conversion of assets	-	(594)	-	-
	4,471	16,134	222	5,328

Income before income taxes	338,130	111,534	177,028	37,229
Provision for income taxes	128,548	42,009	67,843	13,437
Net income	$209,582	$69,525	$109,185	$23,792

Basic earnings per share of common stock	$3.81	$1.31	$1.95	$0.44

Diluted earnings per share of common stock	$3.70	$1.27	$1.91	$0.43

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share data)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash, including cash equivalents of $273,856 and $115,273 in 2005 and 2004, respectively	$286,553	$124,389
Trade receivables, net of allowance of $500 in both years	140,718	78,733
Other receivables	2,945	9,531
Inventory of crude oil, products and other	270,318	156,934
Deferred tax assets	7,347	6,748
Other current assets	1,041	2,344
Total current assets	708,922	378,679
Property, plant and equipment, at cost:
Refineries, terminal equipment and pipelines	628,836	542,356
Furniture, fixtures and other equipment	10,191	8,755
	639,027	551,111
Less - accumulated depreciation and amortization	228,563	204,348
	410,464	346,763
Deferred financing costs, net of amortization of $1,312 and $594 in 2005 and 2004, respectively	3,616	4,328
Commutation account	13,029	16,438
Prepaid insurance, net of amortization	3,634	4,542
Other intangible assets, net of amortization	1,448	1,527
Other assets	2,533	2,123
Total assets	$1,143,646	$754,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$345,414	$238,991
Accrued turnaround cost	11,864	15,373
Accrued interest	4,973	2,487
Income taxes payable	22,044	-
Accrued El Dorado contingent earn-out payments	7,500	7,500
Accrued liabilities and other	22,082	17,067
Total current liabilities	413,877	281,418

Long-term debt	150,000	150,000
Long-term accrued turnaround cost	13,367	13,153
Post-retirement employee liabilities	24,412	23,139
Other long-term liabilities	2,189	2,511
Deferred compensation liability	2,023	1,516
Deferred income taxes	66,745	42,550

Commitments and contingencies (Notes 6, 7 and 8)

Shareholders’ equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par, 90,000,000 shares authorized, 66,276,898 and 63,339,048 shares issued in 2005 and 2004, respectively	57,754	57,607
Paid-in capital	164,450	119,525
Retained earnings	314,908	111,468
Accumulated other comprehensive loss	(1,200)	(1,197)
Treasury stock, at cost, 9,752,160 and 9,276,934
shares in 2005 and 2004, respectively	(61,642)	(47,024)
Deferred compensation	(3,237)	(266)
Total shareholders’ equity	471,033	240,113
Total liabilities and shareholders’ equity	$1,143,646	$754,400

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$209,582	$69,525
Depreciation and amortization	26,661	23,928
Deferred income taxes	23,593	21,489
Income tax benefits of stock compensation	19,778	4,874
Deferred finance cost and bond discount amortization	718	802
Deferred compensation amortization	1,118	915
Gain on involuntary conversion of assets	-	(594)
Amortization of long-term prepaid insurance	908	1,148
Long-term commutation account	3,409	2,216
Other	425	(81)
Changes in working capital from operations	(46,450)	(18,766)
Net cash provided by operating activities	239,742	105,456

Cash flows from investing activities:
Additions to property, plant and equipment and other	(73,175)	(34,840)
El Dorado contingent earn-out payment	(7,500)	-
Involuntary conversion - net of insurance proceeds	2,142	1,720
Net cash used in investing activities	(78,533)	(33,120)

Cash flows from financing activities:
Revolving credit facility repayments, net	-	(9,500)
Issuance of common stock	18,576	2,591
Purchase of treasury stock	(11,989)	(3,029)
Dividends	(5,522)	(4,051)
Other	(110)	(196)
Net cash provided by (used in) financing activities	955	(14,185)
Increase in cash and cash equivalents	162,164	58,151
Cash and cash equivalents, beginning of period	124,389	64,520
Cash and cash equivalents, end of period	$286,553	$122,671

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, excluding capitalized interest	$3,919	$10,742
Cash paid during the period for income taxes	58,061	11,474

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

1. Financial statement presentation

The financial statements include the accounts of Frontier Oil Corporation, a Wyoming corporation, and its wholly owned subsidiaries, collectively referred to as “Frontier” or “the Company.” The Company is an independent energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”).
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
These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. It is suggested that the financial statements included herein be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and the Company’s quarterly report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Stock split and increase of cash dividend
The Company announced on April 15, 2005 that its Board of Directors had approved a 2-for-1 stock split by means of a stock dividend on the Company’s common stock. Effective with the stock split, the Company’s Board of Directors also approved an increase in the regular quarterly cash dividend to $0.16 per share annually from the previous split-adjusted level of $0.12 per share annually. The increased quarterly cash dividend will be paid at the rate of $0.04 per share on a post-split basis. The stock split was subject to shareholder approval of an amendment to the Company’s articles of incorporation to increase the number of authorized shares from 50 million to 90 million, and the amendment was approved at a special shareholders’ meeting on May 23, 2005. The stock dividend was issued on June 17, 2005 to shareholders of record as of the close of business on May 23, 2005. All prior period share related numbers included in this report (except if indicated) have been revised to reflect the effect of the stock split.

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

Earnings per share
Basic earnings per share (“EPS”) has been computed based on the weighted average number of common shares out-standing. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Basic	55,059,669	53,189,440	55,951,563	53,748,168
Diluted	56,699,114	54,597,430	57,302,826	54,889,236

For the nine months and three months ended September 30, 2005, there were no outstanding stock options that could potentially dilute EPS in future years and were not included in the computation of diluted EPS (as the exercise prices were all under the average market price for the period). The number of outstanding stock options that could potentially dilute EPS in future years but were not included in the computation of diluted EPS (because the exercise prices exceeded the average market prices for the periods) were 1,381,200 shares for the nine months and three months ended September 30, 2004.
The Company’s Board of Directors declared quarterly cash dividends of $0.06 per share (on a pre-split basis) in December 2004 and March 2005, which were paid in January 2005 and April 2005, respectively. The Company’s Board of Directors declared quarterly cash dividends of $0.04 per share in June 2005 and September 2005, which were paid in July 2005 and October 2005, respectively. The total cash required for the dividend declared in September 2005 was approximately $2.3 million and was accrued at quarter-end.

New accounting pronouncements
The Company currently measures stock-based compensation in accordance with APB Opinion No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. No compensation cost for stock options was recognized in the consolidated statements of income for the nine months and three months ended September 30, 2005 and 2004. In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 123(R), “Share-Based Payment,” an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively at the beginning of their next fiscal year beginning after December 15, 2005. This means that Frontier will be required to implement FAS No. 123(R) for its fiscal year beginning January 1, 2006. Based on the stock options issued through September 30, 2005, the Company will recognize compensation expense in future consolidated statements of income of approximately $314,000 and $14,000 in the years ended December 31, 2006 and 2007, respectively. The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted. See Note 3 for the pro forma impact that the fair value method would have had on the Company’s results of operations for the nine months and three months ended September 30, 2005 and 2004.
The Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-13 (“Issue”), “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” and the FASB ratified it on September 28, 2005. This Issue addresses accounting matters that arise when one company both sells inventory to and buys inventory from another company in the same line of business, specifically, when it is appropriate to measure purchases and sales of inventory at fair value and record them in cost of sales and revenues and when they should be recorded as an exchange measured at the book value of the item sold. The consensus in this Issue is to be applied to new arrangements entered into in reporting periods beginning after March 15, 2006. The Company has certain crude oil procurement and product exchange transactions that it accounts for on a net cost basis. The Company does not believe that its revenues or cost of sales will be materially affected by applying the Issue’s consensus.
On May 30, 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” FAS No. 154 eliminates the requirement in APB Opinion No. 20 to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, FAS No. 154 requires that changes in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented, and the offsetting adjustments are recorded to beginning retained earnings. Each period presented is adjusted to reflect the period-specific effects of applying the change. FAS No. 154 applies to all voluntary changes in accounting principle as well as to changes required by any accounting pronouncement that does not include specific transition provisions. Under FAS No. 154, a change in reporting entity is also retrospectively applied as of the beginning of the first period presented. A change in accounting estimate continues to be accounted for in the period of change and future periods. A change in accounting estimate that is effected by a change in accounting principle (e.g., a change in the method of depreciation) will be accounted for as a change in estimate. A correction of an error continues to be reported by restating prior period financial statements as of the beginning of the first period presented. FAS No. 154 also carries forward the provisions of FAS No. 3 that govern reporting accounting changes in interim financial statements. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.
On September 30, 2005, the FASB issued a revision for an Exposure Draft issued on December 15, 2003, that would amend FAS No. 128, “Earnings per Share”, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares, and contingently issuable shares. The proposed statement was originally issued in December 2003, but has been reissued due to the significance of changes to the computational guidance applicable to the treasury stock method. The proposed statement would be effective for interim and annual periods ending after June 15, 2006. The Company has not yet evaluated the provisions that this proposed statement would have on its earnings per share calculations.
The FASB issued on August 11, 2005, three proposed amendments to FAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. The proposed amendments are “Accounting for Transfers of Financial Assets”, “Accounting for Servicing of Financial Assets” and “Accounting for Certain Hybrid Financial Statements”, which also amends FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. All three amendments, if adopted, would be effective at the earlier of fiscal years beginning after December 15, 2005 or fiscal years that begin during the quarter in which the final statement is issued. These amendments are not anticipated to have a material impact to the Company’s financial position or results of operations.
An exposure draft “Accounting for Uncertain Tax Positions - An Interpretation of FAS No. 109, “Accounting for Income Taxes”, was issued by the FASB on July 14, 2005. The proposed interpretation is intended to reduce the significant diversity in practice associated with recognition and measurement of income taxes by establishing consistent criteria for evaluating uncertain tax positions in the areas of recognition, measurement, derecognition, financial statement classification and disclosure. This exposure draft was originally to have been effective as of the end of the first fiscal year ending after December 15, 2005; however, the FASB has recently indicated the final interpretation will not be issued until the first quarter of 2006 and thus a revised effective date will likely follow. The Company is in the process of evaluating the provisions of this exposure draft.

2. Inventories

Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first in, first out (“FIFO”) basis or market. Crude oil includes both domestic and foreign crude oil volumes at cost and associated freight and other costs. Unfinished products (work in process) include any crude oil that has entered into the refining process and other feedstocks that are not finished as far as refining operations are concerned. These include unfinished gasoline and diesel, blendstocks and other feedstocks. Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products. Based on their proportionate market values, unfinished and finished products inventory values have both (i) components of raw material, the associated raw material freight, and other costs and (ii) direct refinery operating expense allocated when refining begins. Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts (See “New accounting pronouncements” above for a discussion of EITF Issue No. 04-13). The net exchange balance is included in inventory. Inventories of materials, supplies and process chemicals are recorded at the lower of average cost or market.
Components of Inventory
	September 30,	December 31,
	2005	2004
	(in thousands)
Crude oil	$74,610	$52,643
Unfinished products	100,497	45,957
Finished products	73,490	40,835
Process chemicals	6,397	3,210
Repairs and maintenance supplies and other	15,324	14,289
	$270,318	$156,934

3. Stock-based compensation

Stock-based compensation is measured in accordance with APB Opinion No. 25. Under this intrinsic value method, compensation cost is the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock.
On March 13, 2001, the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Restricted Stock Plan”), which reserved 2,000,000 shares of common stock, held as treasury stock by the Company, for restricted stock grants to be made under an incentive compensation program. Restricted shares, when granted, are recorded at the market value on the date of issuance as deferred compensation (equity account) and amortized to compensation expense over the respective vesting periods of the stock. Compensation costs of $797,000 and $915,000 pretax (approximately $494,000 and $567,000 after tax) related to restricted stock awards were recognized for the nine months ended September 30, 2005 and 2004, respectively. Compensation costs of $169,000 and $266,000 pretax (approximately $105,000 and $165,000 after tax) related to restricted stock awards were recognized for the three months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, there were 163,136 shares of unvested restricted stock outstanding, which represents shares granted in March 2005. These shares will vest 25% in March 2006, 25% in March 2007 and the final 50% in March 2008. The remaining 50% of the shares from the grants of restricted stock made in 2002 vested in March 2005. No grants were made under the Restricted Stock Plan in 2004 or 2003. During the nine months ended September 30, 2005, the Company received 37,364 shares ($615,000) of its common stock, now held as treasury stock, from stock surrendered by employees to pay their withholding taxes on shares of restricted stock that vested during the period.
The Company has a stock plan (the “Stock Plan”), which authorizes the granting of options or other stock-based awards to employees or members of the Board of Directors to purchase or receive shares of the Company’s common stock. During the nine months ended September 30, 2005, no options were granted; however, 56,000 restricted stock units were granted to non-employee members of the Board of Directors. Restricted stock units, when granted, are recorded at the market value of the Company’s common stock on the date of issuance as deferred compensation (equity account) and amortized to compensation expense over the respective vesting periods of the restricted stock units. Compensation costs of $321,000 pretax (approximately $199,000 after tax) related to restricted stock unit awards were recognized for the nine months ended September 30, 2005. No compensation costs were recognized related to restricted stock unit awards for the nine months ended September 30, 2004. The restricted stock units generally vest three years after issuance; however, as provided in the Stock Plan, 8,000 restricted stock units vested during the third quarter of 2005 upon the death of a member of the Company’s Board of Directors. The shares of common stock related to this vesting were issued in October 2005.
The Stock Plan through September 30, 2005 has reserved for issuance a total of 7,200,000 shares of common stock, of which 7,052,600 shares or restricted stock units have been granted (1,203,650 shares remain outstanding, and 48,000 restricted stock units remain unvested), and 147,400 shares were available to be granted. There are also stock options granted and outstanding as of September 30, 2005 to purchase a total of 29,500 shares of common stock under a prior stock option plan of the Company. Options under the Stock Plan are granted at fair market value on the date of grant. No entries are made in the Company’s equity accounts until the options are exercised, at which time the proceeds are credited to common stock and paid-in capital. The options generally vest ratably over three years and expire after five years.
Had compensation costs been determined based on the fair value at the grant dates for stock option awards and amortized over the vesting period pursuant to FASB Statement No. 123, the Company’s income or loss and EPS would have been the pro forma amounts listed in the following table for the nine months and three months ended September 30, 2005 and 2004:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands, except per share amounts)
Net income as reported	$209,582	$69,525	$109,185	$23,792
Pro forma compensation expense, net of tax	(1,028)	(1,550)	(234)	(482)
Pro forma net income	$208,554	$67,975	$108,951	$23,310
Basic EPS:
As reported	$3.81	$1.31	$1.95	$0.44
Pro forma	3.79	1.28	1.95	0.43
Diluted EPS:
As reported	$3.70	$1.27	$1.91	$0.43
Pro forma	3.68	1.25	1.90	0.42

The fair value of grants was estimated as of the date of grant using the Black-Scholes option pricing model. The pro forma compensation expense for the nine months and three months ended September 30, 2005 includes amortization for options granted in 2004, 2003 and 2002. The pro forma compensation expense for the nine months and three months ended September 30, 2004 includes amortization for options granted in 2004, 2003, 2002 and 2001. For the weighted-average assumptions used in the Black-Scholes option pricing model for grants made in 2004, 2003, 2002 and 2001, please refer to the Company’s annual reports on Form 10-K and Form 10-K/A for the years ended December 31, 2004 and 2003, respectively. No options have been granted during the nine months ended September 30, 2005.
During the nine months ended September 30, 2005, the Company issued 2,937,850 shares of common stock related to stock option exercises by employees and members of the Board of Directors, for which the Company received $18.6 million in cash and 179,154 shares ($3.1 million) of common stock, now held as treasury stock, through cashless stock option exercises. The Company also received 331,796 shares ($8.4 million) of its common stock, now held as treasury stock, from employees to cover withholding taxes on stock option exercises during the nine months ended September 30, 2005.

4. Employee benefit plans

The Company established a defined benefit cash balance pension plan, effective January 1, 2000, for eligible El Dorado Refinery employees to supplement retirement benefits that those employees lost upon the sale of the El Dorado Refinery to Frontier. No other current or future employees are eligible to participate in the plan. At December 31, 2004, this plan had assets of $6.9 million and an associated pension benefit obligation of $11.8 million. The plan’s funding status is in compliance with ERISA.
The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery. Eligible employees are those hired by the El Dorado Refinery before certain defined dates and who satisfy certain age and service requirements. Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare. Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans had no assets as of September 30, 2005 or December 31, 2004. The post-retirement health care plan requires retirees to pay between 20% and 40% of total health care costs based on age and length of service. The plan’s prescription drug benefits are at least equivalent to the new Medicare Part D benefits.
The following tables set forth the amounts recognized for these benefit plans in the Company’s consolidated statements of income for the nine months and three months ended September 30, 2005 and 2004:

	Nine Months Ended		Three Months Ended
Pension benefits	September 30,		September 30,
	2005	2004	2005	2004
Components of net periodic benefit cost:	(in thousands)
Service cost	$-	$-	$-	$-
Interest cost	474	336	158	31
Expected return on plan assets	(359)	(205)	(120)	(19)
Amortization of prior service cost	-	-	-	-
Recognized net actuarial loss	16	-	6	-
Net periodic benefit cost	$131	$131	$44	$12

	Nine Months Ended			Three Months Ended
Post-retirement healthcare and other benefits	September 30,			September 30,
	2005		2004	2005	2004
Components of net periodic benefit cost:	(in thousands	)
Service cost	$647		$668	$216	$267
Interest cost	1,095		1,048	365	417
Expected return on plan assets	-		-	-	-
Amortization of prior service cost	-		-	-	-
Recognized net actuarial loss	368		280	122	112
Net periodic benefit cost	$2,110		$1,996	$703	$796

As of December 31, 2004, the Company expected to contribute a total of $1.2 million to its defined benefit pension plan in 2005 and this amount has not been revised as of September 30, 2005. As of September 30, 2005, the Company had contributed $903,000 to its pension plan and expects to make an additional contribution in the fourth quarter of 2005.

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
Other revenues for the nine months ended September 30, 2005 included $1.2 million in realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended September 30, 2005 included $1.8 million in realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting.
At September 30, 2005, the Company had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are included in “Other revenues” in the consolidated statements of income:

•
Derivative contracts to sell 342,000 barrels of crude oil to hedge normal butane inventory at the El Dorado Refinery. These open contracts had total unrealized net losses at September 30, 2005 of approximately $2.1 million.

•
Derivative contracts to sell 180,000 barrels of crude oil to hedge distillate inventory at the El Dorado Refinery. These open contracts had total unrealized net gains at September 30, 2005 of approximately $199,000.

During the nine months and three months ended September 30, 2005, the Company realized net gains of approximately $662,000 and $122,000, respectively, on crude oil contracts, which were used to hedge gas oil, normal butane and intermediate inventories in excess of normal base levels.
During the nine months ended September 30, 2005 and 2004, the Company had no derivative contracts that were designated and accounted for as hedges under FAS No. 133.

6. Environmental

The Company’s operations and many of its manufactured products are specifically subject to certain requirements of the Clean Air Act (“CAA”) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at the Refineries during the next several years. The Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refining Initiative (“Initiative”) alleging industry-wide noncompliance with certain longstanding rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. The Company has, in recognition of the EPA’s reinterpretation of certain regulatory requirements associated with the Initiative, determined that Frontier will incur expenditures totaling approximately $8.5 million to further reduce emissions from the Refineries’ flare systems. At the Cheyenne Refinery, the Company estimates spending $4.0 million on the flare system, of which $223,000 was spent in 2004, $2.0 million has been incurred in the first nine months of 2005 and the remaining $1.8 million is expected to be incurred in the fourth quarter of 2005. At the El Dorado Refinery, the Company spent $1.2 million in prior years, and it estimates incurring $3.3 million during 2005 and 2006, on the flare system. In addition to Frontier’s expenditures, Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”), is expected to contribute $5.0 million for modification of the El Dorado Refinery flare system in accordance with certain provisions of the 1999 asset purchase and sale agreement for the El Dorado Refinery entered into between Frontier and Shell.
In a related settlement with the Wyoming Department of Environmental Quality (“WDEQ”) entered into on February 22, 2005 to resolve one of the Initiative’s four concerns and other prior violations, the Company has committed to construct the aforementioned flare system controls and pay a penalty totaling $655,000 comprised of $120,000 in monetary penalty (accrued at December 31, 2004 and paid in March 2005) and $535,000 toward a currently planned $1.0 million capital project as a Supplemental Environmental Project. This WDEQ settlement addresses:
•	the reduction of flare system emissions,
•	an earlier notice of violation regarding excess emissions from the Cheyenne Refinery’s crude unit heaters,
•	resolution of a 1992 Odor Consent Decree, and
•	two recent odor violations associated with the startup of the Cheyenne Refinery’s new gasoline desulfurization equipment.
Although the Company has no evidence of, nor has it received any allegations of, any violation of any of the following regulatory requirements, EPA Headquarters has recently stated their expectation that all domestic refineries, including both of the Company’s Refineries enter into Consent Decrees to address all four of the EPA’s “marquee” regulatory programs. These programs are:
•	New Source Review (“NSR”) - a program requiring permitting of certain facility modifications,
•	New Source Performance Standards - a program establishing emission standards for new emission sources as defined in the regulations,
•	Benzene Waste National Elimination System for Hazardous Air Pollutants (“NESHAPS”) - a program limiting the amount of benzene allowable in industrial wastewaters, and
•	Leak Detection and Repair (“LDAR”) - a program designed to control hydrocarbon emissions from refinery pipes, pumps and valves.
Settlement negotiations with the EPA and state regulatory agencies regarding these items are underway. The Company now estimates that capital expenditures totaling approximately $30 million at each of its Refineries, in addition to the flare gas recovery projects discussed above, will be required prior to 2013 to satisfy these issues. Notwithstanding these anticipated legal settlements, many of these same expenditures would be required for the Company to implement its planned facility expansions. Previous settlements with other refiners have required monetary penalties in addition to these capital expenditures. While the EPA has not yet proposed such associated penalties for Frontier, it is possible that such penalties may be imposed; however, the amount of any potential penalties is not currently estimatable.
The EPA has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continues through 2008, with special provisions for small business refiners. Because the Company qualifies as a small business refiner, Frontier has elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until 2011 and to comply with the highway diesel sulfur standard by June 2006, as discussed below. The Cheyenne Refinery has spent approximately $28.9 million (including capitalized interest) to complete the project to meet the interim gasoline sulfur standard, which was required by January 1, 2004. An additional $7.0 million in estimated costs to meet the final standard, and an additional $6.0 million for facilities to handle intermediate inventories, for the Cheyenne Refinery are expected to be incurred in 2009 and 2010. The total capital expenditures estimated as of September 30, 2005, for the El Dorado Refinery to achieve the final gasoline sulfur standard are approximately $21.0 million, and are expected to be incurred between 2006 and 2009.
The EPA has promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in 2006. As indicated above, Frontier has elected to comply with the highway diesel sulfur standard by June 2006. As of September 30, 2005, capital costs, including capitalized interest, for diesel desulfurization are expected to be approximately $106.5 million for the El Dorado Refinery and approximately $14.6 million for the Cheyenne Refinery. Approximately $6.0 million of the El Dorado Refinery expenditures were incurred in 2004, $87.4 million are estimated to be incurred in 2005 ($44.4 million of which have been incurred as of September 30, 2005) and the remaining $13.1 million are estimated to be incurred in the first half of 2006. Approximately $250,000 of the Cheyenne Refinery expenditures were incurred in 2004, $9.0 million is estimated to be incurred in 2005 ($3.9 million of which have been incurred as of September 30, 2005) and the remaining $5.3 million are estimated to be incurred in the first half of 2006. Certain provisions of the American Jobs Creation Act of 2004 should provide federal income tax benefits to Frontier by allowing the Company an accelerated depreciation deduction of 75% of these qualified capital costs in the years incurred and by providing a $0.05 per gallon income tax credit on compliant diesel fuel up to an amount equal to the remaining 25% of these qualified capital costs.
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
As is the case with companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that the Company may have manufactured, handled, used, released or disposed.

Cheyenne Refinery. The Company is party to an agreement with the State of Wyoming requiring the investigation and possible eventual remediation of certain areas of the Cheyenne Refinery’s property that may have been impacted by past operational activities. Prior to this agreement, the Company addressed tasks required under a consent decree approved by the Wyoming State District Court on November 28, 1984 and involving the State of Wyoming, the WDEQ and the predecessor owners of the Cheyenne Refinery. This action primarily addressed the threat of groundwater and surface water contamina-tion at the Cheyenne Refinery. As a result of these investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects totaling approximately $4.0 million. In addition, the Company estimates that an ongoing groundwater remediation program averaging approximately $200,000 in annual operating and maintenance costs will be required for approximately ten more years. As of September 30, 2005, the Company has a reserve included in “Other long-term liabilities” of $1.5 million in environmental liabilities reflecting the estimated present value of these expenditures ($2.0 million, discounted at a rate of 5.0%). The EPA also issued an administrative consent order with respect to the Cheyenne Refinery on September 24, 1990 pursuant to the Resource Conservation and Recovery Act. Among other things, this order required a technical investigation of the Cheyenne Refinery to determine if certain areas had been adversely impacted by past operational activities. Based upon the results of the ongoing investigation, additional remedial action could be required by a subsequent administrative order or permit.

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

7. Litigation

Beverly Hills Lawsuits. A Frontier subsidiary, Wainoco Oil & Gas Company, owned and operated an interest in an oil field in the Los Angeles, California metropolitan area from 1985 to 1995. The production facilities for that interest in the oil field are located at the campus of the Beverly Hills High School. In April 2003, a law firm began filing claims with the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from the oil field or the production facilities caused cancers or various other health problems in those individuals. Wainoco Oil & Gas Company and Frontier have been named in seven such suits: Moss et al. v. Veneco, Inc. et al., filed in June 2003; Ibraham et al. v. City of Beverly Hills et al., filed in July 2003; Yeshoua et al. v. Veneco, Inc. et al., filed in August 2003; Jacobs v. Wainoco Oil & Gas Company et al., filed in December 2003; Bussel et al. v. Veneco, Inc. et al., filed in January 2004; Steiner et al. v. Venoco, Inc. et al., filed in May 2004; and Kalcic et al. v. Venoco, Inc. et al., filed in April 2005. Of the approximately 1,025 plaintiffs in the seven lawsuits, Wainoco Oil & Gas Company and Frontier are named as defendants by approximately 450 of those plaintiffs. Other defendants in these lawsuits include the Beverly Hills Unified School District, the City of Beverly Hills, ten other oil and gas companies, two additional companies involved in owning or operating a power plant adjacent to the Beverly Hills High School and three of their related parent companies. The lawsuits include claims for personal injury, wrongful death, loss of consortium and/or fear of contracting diseases, and also ask for punitive damages. No dollar amounts of damages have been specified in any of the lawsuits. The seven pending lawsuits have been consolidated and are pending before a judge on the complex civil litigation panel in the Superior Court of the State of California for the County of Los Angeles. A case management order has been entered in the case pursuant to which 12 plaintiffs have been selected as the initial group of plaintiffs to go to trial, discovery has commenced and a trial date has been set for March 27, 2006.
The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills high school students, school employees or area residents. Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from a highly-rated insurance company covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date. The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity. In October 2003, the Company paid $6.25 million to the insurance company for loss mitigation insurance (which included an indemnity premium of $5.75 million and a $500,000 administration fee) and also funded with the insurance company a commutation account of approximately $19.5 million, from which the insurance company is funding the first costs incurred under the policy including, but not limited to, the costs of defense of the claims. The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million. As of September 30, 2005, the commutation account balance was approximately $13.0 million. Frontier has the right to terminate the policy at any time prior to September 30, 2008, and receive a refund of the unearned portion of the premium (approximately $3.2 million as of September 30, 2005, and declining by approximately $270,000 each quarter) plus any unspent balance in the commutation account plus accumulated interest. While the policy is in effect, the insurance company will manage the defense of the claims. The Company is also seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period.
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
The Court rendered its decision on April 29, 2005, ruling that Frontier had not proved that Holly repudiated the Merger Agreement. Instead, the Court ruled that Frontier had breached the Merger Agreement by declaring that Holly had repudiated the contract and by filing the lawsuit. The Court also ruled, however, that Holly had suffered no damages from Frontier’s breach and thus, Holly was only entitled to an award of nominal damages of $1.00. The opinion also addressed Holly’s position that the potential impact on Frontier of the Beverly Hills litigation would have excused Holly’s performance under the Merger Agreement. The Court ruled that Holly was unable to prove that the Beverly Hills litigation would have, or would reasonably be expected to have, a material adverse effect on Frontier. Neither Frontier nor Holly filed an appeal of the decision, and the appeal period has passed. A final order of judgment was entered May 23, 2005 and a satisfaction of judgment was filed on June 5, 2005.

Other. We are also involved in various lawsuits which are incidental to our business. In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on our liquidity, financial position or results of operations.

8. Other contingencies - El Dorado earn-out payments

On November 16, 1999, Frontier acquired the 110,000 barrels per day El Dorado Refinery from Shell. Under the provisions of the purchase and sale agreement, the Company is required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60 million per year, up to $7.5 million, of the El Dorado Refinery’s annual revenues less its raw material, freight and other costs and refinery operating expenses, excluding depreciation. The total amount of these contingent payments is capped at $40 million. Any contingency payment will be recorded when determinable as an additional acquisition cost. A contingent earn-out payment of $7.5 million was required based on 2004 results and was accrued as of December 31, 2004 and paid in early 2005. Including the payment made in early 2005, the Company has paid a total of $15.0 million for contingent earn-out payments. Based on the results of operations for the nine months ended September 30, 2005, it is probable that an estimated payment of $7.5 million will be required in early 2006, based on 2005 results, which was accrued as of September 30, 2005.

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

10.  Collective bargaining agreements
In September 2005, the Company and the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”) and its Local 8-0574 (which represents approximately 150 workers at the Cheyenne Refinery) entered into an extension agreement of its previous contract. This extension represents an early settlement of the Cheyenne Refinery contract, which was set to expire in July 2006. The new agreement, which reflects the “national pattern” for the USW, extends the contract until July 2009.
In April 2005, the Company and the USW and its Local 5-241 (which represents approximately 250 workers at the El Dorado Refinery) entered into an extension agreement of its previous contract. This extension represents an early settlement of the El Dorado Refinery contract, which was set to expire January 31, 2006. The new agreement, which reflects the “national pattern” for the USW, extends the contract until January 31, 2009.

11. Cheyenne refinery crude capacity permit

   The Company received a new permit from the WDEQ, effective July 22, 2005, to increase its crude capacity at the Cheyenne Refinery to 52,000 barrels per day, up from 46,000 barrels per day. Frontier does not expect to continuously run at 52,000 barrels per day due to current crude oil pipeline and refinery constraints; however, the new permit will provide the Company with more flexibility to respond to market opportunities to increase charges on a short-term basis.

12. Consolidating financial statements

Frontier Holdings Inc. and its subsidiaries (“FHI”) are full and unconditional guarantors of Frontier Oil Corporation’s (“FOC”) 6-5/8% Senior Notes. Presented on the following pages are the Company’s consolidating balance sheets, statements of income and cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As specified in Rule 3-10, the condensed consolidating balance sheets, statements of income and cash flows presented below meet the requirements for financial statements of the issuer and each guarantor of the notes because the guarantors are all direct or indirect wholly-owned subsidiaries of Frontier, and all of the guarantees are full and unconditional on a joint and several basis. The Company files a consolidated U.S. federal income tax return and consolidated state income tax returns in the majority of states in which it does business. Each subsidiary calculates its income tax provision on a separate company basis, which are eliminated in the consolidation process.

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$2,851,935	$-	$-	$2,851,935
Other	(1)	(1,150)	66	-	(1,085)
	(1)	2,850,785	66	-	2,850,850

Costs and expenses:
Raw material, freight and other costs	-	2,282,546	-	-	2,282,546
Refinery operating expenses, excluding depreciation	-	173,877	-	-	173,877
Selling and general expenses, excluding depreciation	14,238	10,880	-	-	25,118
Merger termination and legal costs	47	-	-	-	47
Depreciation and amortization	50	27,028	-	(417)	26,661
	14,335	2,494,331	-	(417)	2,508,249

Operating income (loss)	(14,336)	356,454	66	417	342,601

Interest expense and other financing costs	7,822	1,633	-	(1,120)	8,335
Interest and investment income	(3,056)	(808)	-	-	(3,864)
Equity in earnings of subsidiaries	(356,803)	-	-	356,803	-
	(352,037)	825	-	355,683	4,471

Income before income taxes	337,701	355,629	66	(355,266)	338,130
Provision for income taxes	128,119	132,230	-	(131,801)	128,548
Net income	$209,582	$223,399	$66	$(223,465)	$209,582

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2004
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$2,069,785	$-	$-	$2,069,785
Other	-	(11,516)	43	-	(11,473)
	-	2,058,269	43	-	2,058,312

Costs and Expenses:
Raw material, freight and other costs	-	1,719,851	-	-	1,719,851
Refinery operating expenses, excluding depreciation	-	162,124	-	-	162,124
Selling and general expenses, excluding depreciation	11,335	9,586	-	-	20,921
Merger termination and legal costs	3,820	-	-	-	3,820
Depreciation and amortization	59	24,285	-	(416)	23,928
	15,214	1,915,846	-	(416)	1,930,644

Operating income (loss)	(15,214)	142,423	43	416	127,668

Interest expense and other financing costs	15,619	1,999	-	-	17,618
Interest and investment income	(805)	(85)	-	-	(890)
Gain on involuntary conversion of assets	-	(594)	-	-	(594)
Equity in earnings of subsidiaries	(141,563)	-	-	141,563	-
	(126,749)	1,320	-	141,563	16,134

Income before income taxes	111,535	141,103	43	(141,147)	111,534
Provision for income taxes	42,010	53,693	-	(53,694)	42,009
Net income	$69,525	$87,410	$43	$(87,453)	$69,525

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$1,187,607	$-	$-	$1,187,607
Other	7	(1,712)	28	-	(1,677)
	7	1,185,895	28	-	1,185,930

Costs and expenses:
Raw material, freight and other costs	-	931,495	-	-	931,495
Refinery operating expenses, excluding depreciation	-	58,702	-	-	58,702
Selling and general expenses, excluding depreciation	4,242	4,435	-	-	8,677
Merger termination and legal costs	10	-	-	-	10
Depreciation and amortization	18	9,917	-	(139)	9,796
	4,270	1,004,549	-	(139)	1,008,680

Operating income (loss)	(4,263)	181,346	28	139	177,250

Interest expense and other financing costs	2,607	568	-	(816)	2,359
Interest and investment income	(1,575)	(562)	-	-	(2,137)
Equity in earnings of subsidiaries	(182,135)	-	-	182,135	-
	(181,103)	6	-	181,319	222

Income before income taxes	176,840	181,340	28	(181,180)	177,028
Provision for income taxes	67,655	66,997	-	(66,809)	67,843
Net income	$109,185	$114,343	$28	$(114,371)	$109,185

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2004
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$791,613	$-	$-	$791,613
Other	2	(6,558)	19	-	(6,537)
	2	785,055	19	-	785,076

Costs and Expenses:
Raw material, freight and other costs	-	671,400	-	-	671,400
Refinery operating expenses, excluding depreciation	-	55,721	-	-	55,721
Selling and general expenses, excluding depreciation	3,588	3,487	-	-	7,075
Merger termination and legal costs	157	-	-	-	157
Depreciation and amortization	19	8,285	-	(138)	8,166
	3,764	738,893	-	(138)	742,519

Operating income (loss)	(3,762)	46,162	19	138	42,557

Interest expense and other financing costs	5,213	600	-	-	5,813
Interest and investment income	(430)	(55)	-	-	(485)
Gain on involuntary conversion of assets	-	-	-	-	-
Equity in earnings of subsidiaries	(45,774)	-	-	45,774	-
	(40,991)	545	-	45,774	5,328

Income before income taxes	37,229	45,617	19	(45,636)	37,229
Provision for income taxes	13,437	17,113	-	(17,113)	13,437
Net income	$23,792	$28,504	$19	$(28,523)	$23,792

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of September 30, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$150,890	$135,663	$-	$-	$286,553
Trade and other receivables	1,882	141,781	-	-	143,663
Inventory	-	270,318	-	-	270,318
Deferred tax assets	7,347	9,251	-	(9,251)	7,347
Other current assets	232	809	-	-	1,041
Total current assets	160,351	557,822	-	(9,251)	708,922

Property, plant and equipment, at cost	1,223	647,697	-	(9,893)	639,027
Less - accumulated depreciation and amortization	969	235,416	-	(7,822)	228,563
	254	412,281	-	(2,071)	410,464
Deferred financing costs, net	2,896	720	-	-	3,616
Commutation account	13,029	-	-	-	13,029
Prepaid insurance, net	3,634	-	-	-	3,634
Other intangible asset, net	-	1,448	-	-	1,448
Other assets	2,453	80	-	-	2,533
Receivable from affiliated companies	-	2,036	165	(2,201)	-
Investment in subsidiaries	544,567	-	-	(544,567)	-
Total assets	$727,184	$974,387	$165	$(558,090)	$1,143,646

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$874	$344,540	$-	$-	$345,414
Accrued turnaround cost	-	11,864	-	-	11,864
Accrued interest	4,969	4	-	-	4,973
Accrued liabilities and other	29,339	22,018	269	-	51,626
Total current liabilities	35,182	378,426	269	-	413,877

Long-term debt	150,000	-	-	-	150,000
Long-term accrued and other liabilities	-	39,968	-	-	39,968
Deferred compensation liability	2,023	-	-	-	2,023
Deferred income taxes	66,745	68,005	-	(68,005)	66,745
Payable to affiliated companies	2,201	40,041	-	(42,242)	-

Shareholders’ equity	471,033	447,947	(104)	(447,843)	471,033
Total liabilities and shareholders’ equity	$727,184	$974,387	$165	$(558,090)	$1,143,646

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

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$209,582	$223,399	$66	$(223,465)	$209,582
Equity in earnings of subsidiaries	(356,803)	-	-	356,803	-
Depreciation and amortization	50	27,028	-	(417)	26,661
Deferred income taxes	23,593	-	-	-	23,593
Income tax benefit of stock compensation	19,778	-	-	-	19,778
Income taxes eliminated in consolidation	-	131,801	-	(131,801)	-
Deferred finance cost amortization	362	356	-	-	718
Deferred compensation amortization	1,118	-	-	-	1,118
Amortization of long-term prepaid insurance	908	-	-	-	908
Long-term commutation account	3,409	-	-	-	3,409
Other	490	(65)	-	-	425
Changes in working capital from operations	32,487	(78,937)	-	-	(46,450)
Net cash provided by (used in) operating activities	(65,026)	303,582	66	1,120	239,742

Cash flows from investing activities:
Additions to property, plant and equipment and other	(129)	(71,926)	-	(1,120)	(73,175)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Involuntary conversion - net of insurance proceeds	-	2,142	-	-	2,142
Net cash used in investing activities	(129)	(77,284)	-	(1,120)	(78,533)

Cash flows from financing activities:
Issuance of common stock	18,576	-	-	-	18,576
Purchase of treasury stock	(11,989)	-	-	-	(11,989)
Dividends	(5,522)	-	-	-	(5,522)
Debt issue costs and other	(100)	(10)	-	-	(110)
Intercompany transactions	109,671	(109,605)	(66)	-	-
Net cash provided by (used in) financing activities	110,636	(109,615)	(66)	-	955
Increase in cash and cash equivalents	45,481	116,683	-	-	162,164
Cash and cash equivalents, beginning of period	105,409	18,980	-	-	124,389
Cash and cash equivalents, end of period	$150,890	$135,663	$-	$-	$286,553

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2004
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$69,525	$87,410	$43	$(87,453)	$69,525
Equity in earnings of subsidiaries	(141,563)	-	-	141,563	-
Depreciation and amortization	59	24,285	-	(416)	23,928
Deferred income taxes	21,489	-	-	-	21,489
Income tax benefit of stock compensation	4,874	-	-	-	4,874
Income taxes eliminated in consolidation	-	53,694	-	(53,694)	-
Deferred finance cost and bond discount amortization	586	216	-	-	802
Deferred compensation amortization	915	-	-	-	915
Gain on involuntary conversion of assets	-	(594)			(594)
Amortization of long-term prepaid insurance	1,148	-	-	-	1,148
Long-term commutation account	2,216	-	-	-	2,216
Other	564	(645)	-	-	(81)
Changes in working capital from operations	9,381	(28,144)	(3)	-	(18,766)
Net cash provided by (used in) operating activities	(30,806)	136,222	40	-	105,456

Cash flows from investing activities:
Additions to property, plant and equipment	(1)	(34,839)	-	-	(34,840)
Involuntary conversion - net of insurance proceeds	-	1,720	-	-	1,720
Net cash used in investing activities	(1)	(33,119)	-	-	(33,120)

Cash flows from financing activities:
Revolving credit facility borrowings, net	-	(9,500)	-	-	(9,500)
Issuance of common stock	2,591	-	-	-	2,591
Purchase of treasury stock	(3,029)	-	-	-	(3,029)
Dividends	(4,051)	-	-	-	(4,051)
Debt issue costs and other	(193)	(3)	-	-	(196)
Intercompany transactions	92,331	(92,291)	(40)	-	-
Net cash provided by (used in) financing activities	87,649	(101,794)	(40)	-	(14,185)
Increase in cash and cash equivalents	56,842	1,309	-	-	58,151
Cash and cash equivalents, beginning of period	59,846	4,674	-	-	64,520
Cash and cash equivalents, end of period	$116,688	$5,983	$-	$-	$122,671

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

Overview

Our Refineries, located in Cheyenne, Wyoming and El Dorado, Kansas, have a total annual average permitted crude capacity of 162,000 barrels per day. The four significant indicators of our profitability, reflected and defined in the operating data at the end of this analysis, are the gasoline crack spread, the diesel crack spread, the light/heavy crude oil differential and the WTI/WTS crude oil differential. Other significant factors that influence our results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas prices and turnaround, or planned maintenance activity). We typically do not use derivative instruments to offset price risk on our base level of operating inventories. Under our first-in, first-out (“FIFO”) inventory accounting method, crude oil price trends can cause significant fluctuations in the inventory valuation of our crude oil, unfinished products and finished products, thereby resulting in FIFO inventory gains when crude oil prices increase and FIFO inventory losses when crude oil prices decrease during the reporting period. See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of futures trading.
During the first nine months of 2005, the price of crude oil on the New York Mercantile Exchange continued the price increase that began during 2004. The crude oil price began the year at $43.45 per barrel, reached a nine-month high of $69.81 per barrel in late August, and ended the quarter at $66.24 per barrel on September 30, 2005. The crude oil market supply/demand fundamentals continue to support prices higher than historic averages. The increase in crude oil prices, along with additional crude oil production being significantly heavy and/or sour crude oil, increased our crude oil differentials during the nine months ended September 30, 2005 when compared to the same period in 2004.
In August and September of 2005, Hurricanes Katrina and Rita caused substantial damage to refineries located in the Gulf Coast region of the United States (parts of Texas, Louisiana, Mississippi and Alabama.) As of September 30, 2005, an estimated 4.2 million barrels per day of refining capacity remained shut down. Our two Refineries have continued to operate at their respective maximum capacities during this time.
Crude oil, gasoline and diesel prices increased sharply because of the refinery outages. Our gasoline and diesel crack spreads in the third quarter of 2005 were more than double our gasoline and diesel crack spreads during the third quarter of 2004. Since the hurricanes, consumer demand for gasoline and diesel products has declined as a reaction to the higher prices. During October 2005, gasoline prices and gasoline crack spreads declined as demand decreased and product supply increased as the hurricane-affected refineries returned to production. Diesel prices and diesel crack spreads have not declined as rapidly because of a continued concern about adequate heating oil supplies during the winter months. Diesel crack spreads were exceptionally strong this year compared to previous years, even before the hurricanes, because of higher demand and lower distillate inventory levels.
As discussed in Note 1 in the “Notes to Interim Consolidated Financial Statements”, we effected a stock split on June 17, 2005. All prior period share related numbers (except if indicated) have been revised to reflect the effect of the stock split.

Nine months ended September 30, 2005 compared with the same period in 2004

Overview of Results

We had net income for the nine months ended September 30, 2005 of $209.6 million, or $3.70 per diluted share, compared to net income of $69.5 million, or $1.27 per diluted share, in the same period in 2004. Our operating income of $342.6 million for the nine months ended September 30, 2005 was an increase of $214.9 million from the $127.7 million operating income for the comparable period in 2004 despite the impact of a major turnaround at our El Dorado Refinery in 2005. The average diesel crack spread was significantly higher during 2005 ($14.60 per barrel) than in 2004 ($6.51 per barrel) and the average gasoline crack spread, the light/heavy crude differential and the WTI/WTS crude oil differential all improved.
In addition to the increased crack spreads and improved crude oil differentials, our net income for the first nine months of 2005 also benefited from reduced interest expense and other financing costs when compared to the same period in 2004. We had reduced borrowings and interest expense this year due to refinancing our $170.5 million of 11¾% Senior Notes with $150.0 million of 6-5/8% Senior Notes during the fourth quarter of 2004. Capitalized interest in 2005 on major capital projects has also reduced our interest expense. Our net income for the first nine months of 2005 was negatively impacted by the scheduled major turnaround work on the fluid catalytic cracking (“FCC”) unit and related units at our El Dorado Refinery from March 1 through April 5, 2005. The turnaround resulted in reduced charges and yields compared to the same period in 2004 and also increased refinery operating expenses, excluding depreciation, by $2.5 million for turnaround costs in excess of accruals. Our net income for the first nine months of 2005 was also reduced by $4.6 million pretax ($2.9 million after tax) in legal costs associated with the Beverly Hills litigation. These costs included $908,000 of amortization of the previously purchased loss mitigation insurance premium and $3.7 million in legal costs, of which approximately $2.7 million have been paid or will be paid from the Commutation Account (see Note 7 in the “Notes to Interim Consolidated Financial Statements”).
Our net income for the first nine months of 2004 included the negative effect of reduced operations due to the fire that occurred in January 2004 in the furnaces of the Cheyenne Refinery coking unit, which resulted in the coker being out of service for approximately one month. The net income for the first nine months of 2004 was also negatively impacted by the legal costs associated with the termination of the Holly Corporation (“Holly”) merger and the Beverly Hills litigation. Merger termination legal costs reduced earnings in the first nine months of 2004 by $3.8 million pretax ($2.3 million after tax) and costs related to the Beverly Hills litigation reduced earnings in the first nine months of 2004 by an additional $4.8 million pretax ($2.9 million after tax).

Specific Variances

Refined product revenues increased $782.2 million, or 38%, from $2.1 billion to $2.9 billion for the nine months ended September 30, 2005 compared to the same period in 2004. This increase was due to increased sales prices ($16.85 higher average per sales barrel), resulting from higher crude oil prices and slightly higher sales volumes in 2005 (1,853 more barrels per day (“bpd”)). Our gasoline and diesel crack spreads averaged $12.67 per barrel and $14.60 per barrel, respectively, during the nine months ended September 30, 2005, compared to $10.24 per barrel and $6.51 per barrel, respectively, during the same period in 2004. Average gasoline prices increased from $51.23 per sales barrel in 2004 to $68.92 per sales barrel in 2005. Sales volumes of gasoline decreased from 90,019 bpd in 2004 to 87,711 bpd in 2005 due to the El Dorado Refinery turnaround during the first quarter of 2005. Average diesel and jet fuel prices increased from $46.68 per sales barrel in 2004 to $69.44 per sales barrel during 2005. Sales volumes of diesel and jet fuel increased 918 bpd from 52,487 bpd during the nine months ended September 30, 2004 to 53,405 bpd in the same period in 2005 because of reduced volumes in 2004 attributable to the Cheyenne Refinery coker fire. Total product sales volumes overall increased from 164,803 bpd in the nine months ended September 30, 2004 to 166,656 bpd in the same period in 2005.
Manufactured product yields (“yields”) are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units. Yields of gasoline decreased 1,469 bpd, or 2%, from 81,918 bpd in the nine months ended September 30, 2004 to 80,449 bpd in the same period in 2005 as a result of the El Dorado Refinery turnaround during the first quarter of 2005. Yields of diesel and jet fuel increased 1,729 bpd, or approximately 3%, from 52,487 bpd in the nine months ended September 30, 2004 to 54,216 bpd in the same period in 2005 because the Cheyenne Refinery coker fire reduced volumes in 2004.
Other revenues increased $10.4 million to a loss of $1.1 million for the nine months ended September 30, 2005, compared to a loss of $11.5 million for the same period in 2004 primarily due to $1.2 million in net losses from derivative contracts accounted for using mark-to-market accounting in the nine months ended September 30, 2005, compared to net derivative contract losses of $11.9 million for the same period in 2004. See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts. Other revenues during the nine months ended September 30, 2004 included $313,000 in processing income from our Cheyenne Refinery resid processing agreement with Suncor Energy (USA) Inc. (“Suncor”) which concluded in July 2004.
Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the FIFO inventory accounting method. The average price of WTI crude oil priced at Cushing, Oklahoma was $54.48 per barrel in the first nine months of 2005 compared to $39.58 per barrel in the same period in 2004. Raw material, freight and other costs increased by $562.7 million ($12.08 per sales barrel) to $2.3 billion ($50.17 per sales barrel), during the nine months ended September 30, 2005 when compared to the same period in 2004. The increase in raw material, freight and other costs was due to higher average crude prices offset by the benefit of higher FIFO inventory gains in the nine months ended September 30, 2005 versus the comparable period in 2004. We also benefited from improved crude oil differentials during the nine months ended September 30, 2005 when compared to the same period in 2004. For the nine months ended September 30, 2005, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $43.7 million after tax ($70.7 million pretax, comprised of $18.2 million at the Cheyenne Refinery and $52.5 million at the El Dorado Refinery). For the nine months ended September 30, 2004, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $27.9 million after tax ($45.1 million pretax, comprised of $11.7 million at the Cheyenne Refinery and $33.4 million at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $46.44 per sales barrel for the nine months ended September 30, 2005 increased from $36.45 per sales barrel in the same period in 2004 due to higher crude oil prices offset by higher inventory gains and an improved light/heavy crude oil differential. The light/heavy crude oil differential for the Cheyenne Refinery averaged $14.39 per barrel in the nine months ended September 30, 2005 compared to $8.75 per barrel in the same period in 2004.
The El Dorado Refinery raw material, freight and other costs of $52.02 per sales barrel for the nine months ended September 30, 2005 increased from $38.87 per sales barrel in the same period in 2004 due to higher average crude oil prices offset by higher inventory gains and an improved WTI/WTS crude oil differential. The WTI/WTS crude oil differential increased from an average of $3.04 per barrel in the nine-month period ended September 30, 2004, to $4.16 per barrel in the same period in 2005.
Refinery operating expenses, excluding depreciation, includes both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries. Refinery operating expenses, excluding depreciation, were $173.9 million, or $3.82 per sales barrel, in the nine months ended September 30, 2005 compared to $162.1 million, or $3.59 per sales barrel, in the comparable period of 2004.
The Cheyenne Refinery operating expenses, excluding depreciation, were $55.2 million, or $3.67 per sales barrel, in the nine months ended September 30, 2005 compared to $55.4 million, or $3.81 per sales barrel, in the comparable period of 2004. The net decrease included the net benefit of less natural gas usage, offset by higher natural gas prices during the nine months ended September 30, 2005 compared to the same period in 2004, for a net positive variance of $2.2 million. We also had decreased costs in maintenance ($1.2 million) and environmental ($1.2 million), offset by increases in turnaround accruals ($1.8 million), electricity ($887,000), salaries ($756,000) and no Suncor processing reimbursement in 2005 ($929,000 in 2004) due to the conclusion of the resid processing agreement in July 2004.
The El Dorado Refinery operating expenses, excluding depreciation, were $118.7 million, or $3.90 per sales barrel, in the nine months ended September 30, 2005, increasing from $106.7 million, or $3.49 per sales barrel, in the same nine-month period of 2004 due to utilizing more natural gas and higher natural gas prices, for total natural gas costs in the first nine months of 2005 that were $3.0 million higher than in 2004. In the first nine months of 2005, we also incurred excess turnaround costs ($2.6 million) and higher costs for maintenance ($2.2 million), electricity ($1.8 million), salaries and benefits ($1.8 million) and lease and equipment rentals ($1.1 million) offset by reduced turnaround accruals ($1.2 million).
Selling and general expenses, excluding depreciation, increased $4.2 million, or 20%, from $20.9 million for the nine months ended September 30, 2004 to $25.1 million for the nine months ended September 30, 2005 due to higher salaries and benefits, including bonuses ($2.5 million), consulting ($451,000), auditing and tax preparation fees ($347,000), personal property taxes ($272,000), general legal costs ($168,000), lease and rental costs ($324,000) and stock exchange fees ($116,000) compared to the same period in 2004.
Merger termination and legal costs include legal costs that were associated with the termination of the anticipated 2003 Holly merger and the now-concluded lawsuit (see Note 7 in the “Notes to Interim Consolidated Financial Statements”). These costs were $47,000 for the nine months ended September 30, 2005, compared to $3.8 million for the comparable period in 2004.
Depreciation and amortization increased $2.7 million, or 11%, for the nine months ended September 30, 2005 compared to the same period in 2004 because of increased capital investment in our Refineries, the 2004 El Dorado contingent earn-out payment and the write-off of the remaining undepreciated basis of assets which were replaced this year.
Interest expense and other financing costs of $8.3 million for the nine months ended September 30, 2005 decreased $9.3 million, or 53%, from $17.6 million in the comparable period in 2004 primarily due to fewer borrowings in 2005 than in 2004. We had less long-term borrowings due to redemption of the $170.5 million of 11¾% Senior Notes and issuance of the $150.0 million of 6-5/8% Senior Notes in the fourth quarter of 2004. We also had lower borrowings under our revolving credit facility during the nine months ended September 30, 2005 compared to the same period in 2004, because of our positive operating results during the first nine months of this year that generated more cash to sustain our operations. Capitalized interest totaling $1.5 million on major capital projects also reduced interest expense and other financing costs during the nine months ended September 30, 2005, while no interest was capitalized for the comparable period in 2004. Average debt outstanding decreased to $164 million during the nine months ended September 30, 2005 from $215 million for the same period in 2004.
Interest and investment income increased $3.0 million from $890,000 in the nine months ended September 30, 2004 to $3.9 million in the nine months ended September 30, 2005, primarily because we had more cash available to invest and because money market interest rates have been higher in 2005.
The income tax provision for the nine months ended September 30, 2005 was $128.5 million on pretax income of $338.1 million (or 38.02%) reflecting an estimated benefit from the American Jobs Creation Act of 2004 production activities deduction for manufacturers ($2.4 million), offset by a $1.4 million true-up for the actual permanent differences on the now-completed 2004 income tax returns than was estimated as of December 31, 2004.  The income tax provision for the nine months ended September 30, 2004 was $42.0 million on pretax net income of $111.5 million (or 37.66%), reflecting the net benefit of releasing our deferred tax valuation allowance offset by prior year adjustments.

Three months ended September 30, 2005 compared with the same period in 2004

Overview of Results

We had net income for the three months ended September 30, 2005 of $109.2 million, or $1.91 per diluted share, compared to net income of $23.8 million, or $0.43 per diluted share, in the same period in 2004. Our operating income of $177.3 million for the three months ended September 30, 2005 was an increase of $134.7 million from the $42.6 million operating income for the comparable period in 2004. The average diesel crack spread was significantly higher during 2005 ($18.38 per barrel) than in 2004 ($8.10 per barrel), and the average gasoline crack spread was also significantly higher during 2005 ($18.11 per barrel) than in 2004 ($8.88 per barrel), partially caused by the market impact of Hurricanes Katrina and Rita. The light/heavy crude oil differential also increased dramatically.
In addition to the increased diesel and gasoline crack spreads and the improved light/heavy crude oil differential, our net income for the three months ended September 30, 2005 benefited from reduced interest expense and other financing costs when compared to the same period in 2004 primarily as a result of reduced borrowings this year due to the refinancing of our $170.5 million of 11¾% Senior Notes with $150.0 million of 6-5/8% Senior Notes during the fourth quarter of 2004. Our net income for the three months ended September 30, 2005 was reduced by $920,000 pretax ($570,000 after tax) in legal costs associated with the Beverly Hills litigation. These costs included $302,000 of amortization of the previously purchased loss mitigation insurance premium and $618,000 in legal costs, of which most have been paid or will be paid from the Commutation Account (see Note 7 in the “Notes to Interim Consolidated Financial Statements”).
Costs related to the Beverly Hills litigation reduced earnings in the third quarter of 2004 by $1.3 million pretax ($800,000 after tax).

Specific Variances

Refined product revenues increased $396.0 million, or 50%, from $791.6 million in the three months ended September 30, 2004 to $1.2 billion for the three months ended September 30, 2005. This increase was due to increased sales prices ($23.46 higher average per sales barrel), largely the result of higher crude oil prices and more sales volumes in 2005 (2,992 more bpd). Our gasoline and diesel crack spreads averaged $18.11 per barrel and $18.38 per barrel, respectively, during the three months ended September 30, 2005 compared to $8.88 per barrel and $8.10 per barrel, respectively, in the same period in 2004. Average gasoline prices increased from $54.07 per sales barrel in the three months ended September 30, 2004 to $81.10 per sales barrel during the same period in 2005. Sales volumes of gasoline increased from 94,121 bpd in the three months ended September 30, 2004 to 94,426 bpd during the same period in 2005. Average diesel and jet fuel prices increased from $52.31 per sales barrel in the three months ended September 30, 2004 to $80.23 per sales barrel during the same period in 2005. Sales volumes of diesel and jet fuel decreased 227 bpd from 54,818 bpd during the three months ended September 30, 2004 to 54,591 bpd in the same period in 2005. Total product sales volumes overall increased from 174,204 bpd in the three months ended September 30, 2004 to 177,196 bpd in the same period in 2005.
Yields of gasoline increased 1,350 bpd, or 2%, from 84,477 bpd in the three months ended September 30, 2004 to 85,827 bpd in the same period in 2005. Yields of diesel and jet fuel increased 352 bpd, or less than 1%, from 55,057 bpd in the three months ended September 30, 2004 to 55,409 bpd in the same period in 2005.
Other revenues increased nearly$4.9 million to a $1.7 million loss for the three months ended September 30, 2005 compared to a loss of $6.5 million for the same period in 2004, due to $1.8 million in net losses from derivative contracts accounted for using mark-to-market accounting in the three months ended September 30, 2005, compared to net losses of $6.6 million for the same period in 2004. See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.
Raw material, freight and other costs increased by $260.1 million ($15.25 per sales barrel) to $931.5 million ($57.14 per sales barrel), during the three months ended September 30, 2005 when compared to the same period in 2004. The increase in raw material, freight and other costs was due to higher average crude prices offset by the benefit of higher FIFO inventory gains during the three-month period of 2005 when compared to the same period in 2004. We also benefited from a much higher light/heavy crude oil differential during the three months ended September 30, 2005 when compared to the same period in 2004. The average price of WTI crude oil priced at Cushing, Oklahoma was $62.03 per barrel in the third quarter of 2005 compared to $44.02 per barrel in the same period in 2004. For the three months ended September 30, 2005, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $25.4 million after tax ($40.9 million pretax, comprised of $9.4 million at the Cheyenne Refinery and $31.5 million at the El Dorado Refinery). For the three months ended September 30, 2004, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $13.1 million after tax ($21.3 million pretax, comprised of $6.0 million at the Cheyenne Refinery and $15.3 million at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $52.49 per sales barrel for the three months ended September 30, 2005 increased from $39.20 per sales barrel in the same period in 2004 due to higher crude oil prices offset by higher inventory gains and an improved light/heavy crude oil differential. The light/heavy crude oil differential for the Cheyenne Refinery averaged $14.93 per barrel in the three months ended September 30, 2005 compared to $9.28 per barrel in the same period in 2004.
The El Dorado Refinery raw material, freight and other costs of $59.47 per sales barrel for the three months ended September 30, 2005 increased from $43.16 per sales barrel in the same period in 2004 due to higher average crude oil prices offset by higher inventory gains. The WTI/WTS crude oil differential increased from an average of $2.95 per barrel in the three-month period ended September 30, 2004, to $3.13 per barrel in the same period in 2005.
Refinery operating expenses, excluding depreciation, were $58.7 million, or $3.60 per sales barrel, in the three months ended September 30, 2005 compared to $55.7 million, or $3.48 per sales barrel, in the comparable period in 2004.
The Cheyenne Refinery operating expenses, excluding depreciation, were $21.0 million, or $3.85 per sales barrel, in the three months ended September 30, 2005, compared to $20.8 million, or $4.06 per sales barrel, in the comparable period in 2004. The net increase in operating expenses resulted from increases in turnaround accrual ($1.8 million), consulting and legal ($424,000), electricity ($266,000), salaries and benefits ($235,000) and additive and chemical costs ($144,000) offset by lower costs for environmental ($1.6 million), maintenance ($871,000). The three months ended September 30, 2005 also included the net benefit of less natural gas usage, offset by higher natural gas prices, compared to the same period in 2004, for a net positive variance of $221,000. Although total refinery operating expenses increased, there was a reduction on a per sales barrel basis due to 3,341 more bpd of sales during the three months ended September 30, 2005 compared to the same period in 2004.
The El Dorado Refinery operating expenses, excluding depreciation, were $37.7 million, or $3.48 per sales barrel, in the three months ended September 30, 2005, increasing from $34.9 million, or $3.20 per sales barrel, in the same three-month period of 2004 primarily due to higher costs of electricity ($1.4 million), additive and chemical costs ($1.3 million), consulting and legal ($471,000), maintenance ($409,000) and lease and rental equipment costs ($309,000), offset by lower costs in insurance ($306,000) and environmental ($210,000). The three months ended September 30, 2005 also included the net benefit of less natural gas usage, offset by higher natural gas prices, compared to the same period in 2004, for a net positive variance of $618,000.
Selling and general expenses, excluding depreciation, increased $1.6 million, or 23%, from $7.1 million for the three months ended September 30, 2004 to $8.7 million for the three months ended September 30, 2005 because of higher salaries and benefits, including bonuses ($1.4 million), consulting ($161,000), lease costs ($117,000) and several other small negative variances, offset by lower legal costs associated with the Beverly Hills litigation ($363,000) compared to the same period in 2004.
Merger termination and legal costs include legal costs associated with the termination of the anticipated 2003 Holly merger and the now-concluded resolved lawsuit. These costs were $10,000 for the three months ended September 30, 2005 compared to $157,000 for the comparable period in 2004 (see Note 7 in the “Notes to Interim Consolidated Financial Statements”).
Depreciation and amortization increased $1.6 million, or 20%, for the three months ended September 30, 2005 compared to the same period in 2004 because of increased capital investment in our Refineries, the 2004 El Dorado contingent earn-out payment and the write-off of the remaining undepreciated basis of assets which were replaced this year.
Interest expense and other financing costs of $2.4 million for the three months ended September 30, 2005 decreased $3.5 million, or 59%, from $5.8 million in the comparable period in 2004. This decrease resulted from less borrowings and lower interest rates on long-term debt in 2005 than in 2004. We had less long-term borrowings because we redeemed $170.5 million of 11¾% Senior Notes and issued $150.0 million of 6-5/8% Senior Notes in the fourth quarter of 2004. We also had lower borrowings under our revolving credit facility during the three months ended September 30, 2005 compared to the same period in 2004, because of strong cash generation during the third quarter of this year. Capitalized interest totaling $824,000 on major capital projects also reduced interest expense and other financing costs during the three months ended September 30, 2005, while no interest was capitalized for the comparable period of 2004. Average debt outstanding decreased to $150 million during the three months ended September 30, 2005 from $191 million for the same period in 2004.
Interest and investment income increased $1.7 million from $485,000 in the three months ended September 30, 2004, to $2.1 million in the three months ended September 30, 2005 primarily because we had more cash available to invest and because money market interest rates have been higher in 2005.
The income tax provision for the three months ended September 30, 2005 was $67.8 million on pretax income of $177.0 million (or 38.32%) reflecting an estimated benefit from the American Jobs Creation Act of 2004 production activities deduction for manufacturers ($1.3 million), offset by a $1.4 million true-up for the actual permanent differences on the now-completed 2004 income tax returns than was estimated as of December 31, 2004. The income tax provision for the three months ended September 30, 2004 was $13.4 million on pretax income of $37.2 million (or 36.09%) reflecting the benefit from releasing our deferred tax valuation allowance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities was $239.7 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $105.5 million during the nine months ended September 30, 2004. Improved results of operations increased cash flow significantly but were partially offset by higher uses of cash for working capital changes.
Working capital changes used a total of $46.5 million of cash flows in the nine months ended September 30, 2005 while using only $18.8 million of cash flows in the comparable period in 2004. The uses of cash for working capital changes during the nine-month period ended September 30, 2005 resulted primarily from an increase in inventories of $113.4 million and an increase in trade and other receivables of $57.9 million. The increase in both receivables and inventories was due to the significant increases in crude oil and product prices during 2005. The average per barrel cost of inventories in the nine-month period ended September 30, 2005 increased by $23.30 per barrel compared to only a $10.39 per barrel increase in the comparable period in 2004.
The most significant working capital item providing cash during the nine months ended September 30, 2005 was an increase in trade and crude payables of $96.9 million in the 2005 period. This was due to increases in crude payables of $98.8 million as a result of the higher crude oil prices offset by a small decrease in trade and other payables.
At September 30, 2005, we had $286.6 million of cash and cash equivalents, working capital of $295.0 million and $142.8 million of borrowing base availability for additional borrowings under our revolving credit facility.
Capital expenditures during the first nine months of 2005 were $73.2 million, including approximately $44.3 million for the El Dorado Refinery ultra low sulfur diesel project (discussed below). Additional capital expenditures of approximately $58.3 million are currently planned for the last quarter of 2005. These 2005 aggregate capital expenditures include approximately $103.9 million for the El Dorado Refinery, $27.1 million for the Cheyenne Refinery, and $500,000 of capital for expenditures in our Denver and Houston offices, our asphalt terminal in Nebraska and for our share of crude pipeline projects. The $103.9 million of capital expenditures for our El Dorado Refinery includes $87.4 million for the ultra low sulfur diesel compliance project, as well as operational, payout, safety, administrative, environmental and optimization projects. The $27.1 million of capital expenditures for our Cheyenne Refinery includes approximately $9.0 million of capital for the ultra low sulfur diesel compliance project, as well as environmental, operational, safety, administrative and payout projects. We have funded our 2005 capital expenditures through September 30, 2005 with cash generated from our operations, and we expect the remaining 2005 capital expenditures to be funded with cash flows from operations as well.
We are currently evaluating a potential El Dorado Refinery crude unit expansion and yield capital improvement projects. These projects would increase the El Dorado Refinery’s ability to process heavy crude, raise overall crude throughput capacity and improve crude yields, specifically in the production of gas oil versus residual fuel. The crude/vacuum unit project would likely be implemented in the spring of 2008 during the next planned turnaround for the crude/vacuum unit complex. An additional gasoline yield improvement project would be done between 2006 and 2009 in conjunction with the work to achieve the final low sulfur gasoline standards (See Note 6 in the “Notes to Interim Consolidated Financial Statements”). We have not yet developed final cost estimates for these projects, nor have the projects been approved by our Board of Directors.
Compliance with the upcoming ultra low sulfur diesel requirements at our Refineries will require additional capital expenditures through mid-2006. Total capital, including capitalized interest, that we will spend to comply with the regulations is currently estimated to be approximately $106.5 million at the El Dorado Refinery and approximately $14.6 million at the Cheyenne Refinery. The expenditures for the ultra low sulfur diesel projects for 2004 were $6.0 million at the El Dorado Refinery and $250,000 at the Cheyenne Refinery. As indicated above, expenditures in 2005 of $87.4 million at the El Dorado Refinery and $9.0 million at the Cheyenne Refinery are estimated for the ultra low sulfur diesel projects. The remaining costs for the ultra low sulfur diesel projects at both Refineries will be incurred in 2006. As of September 30, 2005, unpaid commitments for the ultra low sulfur diesel projects were approximately $15.0 million for the El Dorado Refinery and $8.8 million for the Cheyenne Refinery. The American Jobs Creation Act of 2004 will allow us, as a small business refiner, to deduct for federal income tax purposes 75% of the qualified costs related to these low sulfur diesel expenditures in the years incurred and will provide income tax credits based on the resulting production of ultra low sulfur diesel for up to 25% of the remaining qualified costs.
The Energy Tax Incentives Act of 2005 (the “Act”) contains provisions that may affect certain of our financial or operational considerations in the coming years. The Act includes a provision that would allow a refiner to expense capital costs associated with expansion of refining capacity, as determined by the manufacture of liquid products other than asphalt and lube oil, in excess of 5% above previously produced volumes. The Act also requires that refiners, importers and blenders ensure that renewable fuel (e.g., ethanol) is blended into the nation’s gasoline pool at escalating, prescribed rates beginning with a 4.0 billion gallon requirement in 2006 and increasing to 7.5 billion gallons in 2012. We are currently evaluating the potential consequence of these and other provisions of the Act on our future operations.
Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we have made, or may be required to make, contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s annual revenues less its raw material, freight and other costs and refinery operating expenses, excluding depreciation. The total amount of these contingent payments is capped at $40.0 million, with an annual cap of $7.5 million. A payment of $7.5 million was paid in early 2005, based on 2004 results, and was accrued as of December 31, 2004. Such contingency payments are recorded as additional acquisition costs. Including the payment we made in early 2005, we have paid a total of $15.0 million for contingent earn-out payments. Based on the results of operations for the nine months ended September 30, 2005, it is probable that an estimated payment of $7.5 million will be required in early 2006, based on 2005 results, which was accrued as of September 30, 2005.
We have made estimated federal and state income tax payments of $49.5 million and $8.3 million, respectively, during the nine months ended September 30, 2005, which will be applied to our 2005 income tax liabilities. We also made state income tax payments during the nine months ended September 30, 2005 of $218,000, which were applied to our 2004 income tax liabilities. We received a federal income tax refund of $3.5 million during the first quarter of 2005, which represented an estimated overpayment of our 2004 federal income tax liability. Our consolidated federal income tax return for 2004 was filed in the third quarter of 2005.
During the first quarter of 2005, we received the remaining payments aggregating $2.1 million from our insurance companies for claims related to the 2004 coker fire at the Cheyenne Refinery. This receivable was accrued as of December 31, 2004.
As of September 30, 2005, we had $150.0 million of long-term debt and no borrowings under our $225 million revolving credit facility. We had $82.2 million of outstanding letters of credit under our revolving credit facility. We were in compliance with the financial covenants of our revolving credit facility as of September 30, 2005. We had shareholders’ equity of $471.0 million as of September 30, 2005. Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Our Board of Directors declared quarterly cash dividends of $0.06 per share (on a pre-split basis) in December 2004 and March 2005, which were paid in January 2005 and April 2005, respectively. Our Board of Directors declared quarterly cash dividends of $0.04 per share in June 2005 and September 2005, which were paid in July 2005 and October 2005, respectively. The total cash required for the dividend declared in September 2005 was approximately $2.3 million and was accrued as a dividend payable at quarter-end.
During the nine months ended September 30, 2005, we issued 2,937,850 shares of common stock related to stock option exercises by employees and members of our Board of Directors, for which we received $18.6 million in cash and 179,154 shares ($3.1 million) of our common stock, now held as treasury stock. During the nine months ended September 30, 2005, we received another 331,796 shares ($8.4 million) of our common stock, now held as treasury stock, from employees who surrendered stock to pay their withholding taxes related to the stock option exercises. We also acquired 37,364 shares ($615,000) of our common stock, now held as treasury stock, from employees who surrendered stock to pay their withholding taxes on shares of restricted stock that vested during the first quarter of 2005.
We have authorization from our Board of Directors to repurchase up to 16 million shares of our common stock. Through December 2004, we had purchased 8,734,732 shares of common stock under this stock repurchase program. During the nine months ended September 30, 2005 we purchased an additional 100,000 shares ($3.0 million) under this program.

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the nine months and three months ended September 30, 2005 and 2004. The statistical information includes the following terms:
•	Charges - the quantity of crude oil and other feedstock processed through our Refinery units on a bpd basis.
•	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other Refinery process units on a bpd basis.
•
Light/heavy crude oil differential - the average differential between the benchmark West Texas Intermediate (“WTI”) crude oil priced at Cushing, Oklahoma and the heavy crude oil priced delivered to the Cheyenne Refinery.

•	WTI/WTS crude oil differential - the average differential between benchmark WTI crude oil priced at Cushing, Oklahoma and West Texas sour crude oil priced at Midland, Texas.
•	Gasoline and diesel crack spreads - the average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average WTI crude oil priced at Cushing, Oklahoma.

Consolidated:
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Charges (bpd)
Light crude	39,220	38,760	43,768	43,099
Heavy and intermediate crude	112,134	110,054	117,648	109,625
Other feed and blend stocks	14,895	16,004	15,150	16,712
Total	166,249	164,818	176,566	169,436

Manufactured product yields (bpd)
Gasoline	80,449	81,918	85,827	84,477
Diesel and jet fuel	54,216	52,487	55,409	55,057
Asphalt	7,070	7,520	9,119	7,975
Chemicals	867	959	975	1,034
Other	18,815	17,511	19,986	15,936
Total	161,417	160,395	171,316	164,479

Total product sales (bpd)
Gasoline	87,711	90,019	94,426	94,121
Diesel and jet fuel	53,405	52,487	54,591	54,818
Asphalt	7,549	7,725	10,967	8,325
Chemicals	847	817	918	942
Other	17,144	13,755	16,294	15,998
Total	166,656	164,803	177,196	174,204

Refinery operating margin information (per sales barrel)
Refined products revenue	$62.69	$45.84	$72.85	$49.39
Raw material, freight and other costs (FIFO inventory accounting)	50.17	38.09	57.14	41.89
Refinery operating expenses, excluding depreciation	3.82	3.59	3.60	3.48
Depreciation and amortization	.58	0.51	.60	0.49

Average WTI crude oil priced at Cushing, OK (per barrel)	$54.48	$39.58	$62.03	$44.02

Average gasoline crack spread (per barrel)	$12.67	$10.24	$18.11	$8.88
Average diesel crack spread (per barrel)	14.60	6.51	18.38	8.10

Average sales price (per sales barrel)
Gasoline	$68.92	$51.23	$81.10	$54.07
Diesel and jet fuel	69.44	46.68	80.23	52.31
Asphalt	25.98	23.75	28.09	26.39
Chemicals	118.26	105.27	111.45	142.63
Other	23.20	16.21	28.33	18.32

Cheyenne Refinery:
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Charges (bpd)
Light crude	8,342	6,795	10,359	7,376
Heavy crude	38,260	37,872	40,055	40,752
Other feed and blend stocks	4,214	3,981	3,994	3,852
Total	50,816	48,648	54,408	51,980

Manufactured product yields (bpd)
Gasoline	20,517	19,551	20,863	19,182
Diesel	14,595	13,981	15,065	15,401
Asphalt	7,070	7,520	9,119	7,975
Other	6,635	5,803	7,242	7,451
Total	48,817	46,855	52,289	50,009

Total product sales (bpd)
Gasoline	26,690	26,633	27,563	26,217
Diesel	14,359	14,283	14,254	15,473
Asphalt	7,549	7,725	10,967	8,325
Other	6,514	4,502	6,346	5,774
Total	55,112	53,143	59,130	55,789

Refinery operating margin information (per sales barrel)
Refined products revenue	$59.02	$44.23	$67.04	$47.49
Raw material, freight and other costs (FIFO inventory accounting)	46.44	36.45	52.49	39.20
Refinery operating expenses, excluding depreciation	3.67	3.81	3.85	4.06
Depreciation and amortization	0.91	0.86	0.91	0.83

Average light/heavy crude oil differential (per barrel)	$14.39	$8.75	$14.93	$9.28

Average gasoline crack spread (per barrel)	$13.42	$10.90	$19.04	$10.63
Average diesel crack spread (per barrel)	16.52	8.73	21.11	8.99

Average sales price (per sales barrel)
Gasoline	$70.19	$52.63	$82.92	$56.96
Diesel	71.36	49.46	83.01	53.33
Asphalt	25.98	23.75	28.09	26.39
Other	24.40	13.06	29.43	19.24

El Dorado Refinery:
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Charges (bpd)
Light crude	30,878	31,966	33,409	35,723
Heavy and intermediate crude	73,875	72,182	77,593	68,873
Other feed and blend stocks	10,681	12,023	11,156	12,860
Total	115,434	116,171	122,158	117,456

Manufactured product yields (bpd)
Gasoline	59,932	62,367	64,965	65,295
Diesel and jet fuel	39,621	38,506	40,344	39,656
Chemicals	867	959	975	1,034
Other	12,180	11,708	12,744	8,485
Total	112,600	113,540	119,028	114,470

Total product sales (bpd)
Gasoline	61,021	63,386	66,862	67,904
Diesel and jet fuel	39,046	38,204	40,337	39,345
Chemicals	847	817	918	942
Other	10,629	9,253	9,947	10,224
Total	111,543	111,660	118,064	118,415

Refinery operating margin information (per sales barrel)
Refined products revenue	$64.49	$46.60	$75.77	$50.29
Raw material, freight and other costs (FIFO inventory accounting)	52.02	38.87	59.47	43.16
Refinery operating expenses, excluding depreciation	3.90	3.49	3.48	3.20
Depreciation and amortization	0.42	0.34	0.44	0.33

WTI/WTS crude oil differential (per barrel)	$4.16	$3.04	$3.13	$2.95

Average gasoline crack spread (per barrel)	$12.34	$9.96	$17.73	$8.20
Average diesel crack spread (per barrel)	13.90	5.68	17.41	7.75

Average sales price (per sales barrel)
Gasoline	$68.36	$50.63	$80.35	$52.95
Diesel and jet fuel	68.73	45.64	79.24	51.91
Chemicals	118.26	105.27	111.45	142.63
Other	22.46	17.74	27.63	17.81

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Changing Prices. Our earnings and cash flows, as well as estimates of future cash flows, are very sensitive to changes in energy prices. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the overall demand for crude oil and refined products, which in turn depend on, among other factors, general economic conditions, the level of foreign and domestic production of crude oil and refined products, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels, the extent of government regulations, weather related impacts and global market dynamics. The prices that we receive for refined products are also affected by factors such as local market conditions and the level of operations of other refineries in our markets. The price at which we can sell gasoline and other refined products is strongly influenced by the commodity price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins, which could significantly affect our earnings and cash flows.
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
Other revenues for the nine months ended September 30, 2005 included $1.2 million in realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting. Other revenues for the three months ended September 30, 2005 included $1.8 million in realized and unrealized net losses on derivative contracts accounted for using mark-to-market accounting.
At September 30, 2005, we had the following open commodity derivative contracts which, while economic hedges, did not qualify for hedge accounting treatment and whose gains or losses are included in “Other revenues” in the consolidated statements of income:

•
Derivative contracts to sell 342,000 barrels of crude oil to hedge normal butane inventory at the El Dorado Refinery. These open contracts had total unrealized net losses at September 30, 2005 of approximately $2.1 million.

•
Derivative contracts to sell 180,000 barrels of crude oil to hedge distillate inventory at the El Dorado Refinery. These open contracts had total unrealized net gains at September 30, 2005 of approximately $199,000.

During the nine months and three months ended September 30, 2005, we realized net gains of approximately $662,000 and $122,000, respectively, on crude oil contracts which were utilized to hedge gas oil, normal butane and intermediate inventories in excess of normal base levels.
During the nine months ended September 30, 2005 and 2004, the Company had no derivative contracts that were designated and accounted for as hedges.

Interest Rate Risk. Borrowings under our revolving credit facility bear a current market rate of interest. A one percent increase or decrease in interest rates on our revolving credit facility would not significantly affect our earnings or cash flows. Our $150.0 million principal of 6-5/8% Senior Notes that were outstanding at September 30, 2005 and due 2011 have a fixed interest rate. Thus, our long-term debt is not exposed to cash flow risk from interest rate changes. Our long-term debt, however, is exposed to fair value risk. The estimated fair value of our 6-5/8% Senior Notes at September 30, 2005 and December 31, 2004 was $154.5 million and $151.5 million, respectively.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings –

See Note 7 in the Notes to Interim Consolidated Financial Statements.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds -

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2005 to July 31, 2005	-	-	-	7,265,268
August 1, 2005 to August 31, 2005	-	-	-	7,265,268
September 1, 2005 to September 30, 2005	100,000	$29.82	100,000	7,165,268
Total third quarter	100,000	$29.82	100,000	7,165,268

(1)     Shares were purchased under a stock repurchase program authorized by the Company’s Board of Directors on September 1, 1998 to repurchase up to six million shares. In late 2000, the Board of Directors increased this amount to a total of eight million shares; in June 2001, an additional four million shares were authorized; and in November 2003, another four million shares were authorized bringing the total authorized shares for repurchase up to sixteen million shares. The program has no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased other than through publicly-announced programs during the periods shown.

(2) Shares shown in this column reflect authorized shares remaining which may be repurchased under the stock repurchase program referenced in note 1 above.

ITEM 6.	Exhibits -

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

Date: November 4, 2005