Form 10-Q
period 2006-03-31
FRONTIER OIL CORP /NEW/
filed 2006-05-08
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
Yes ☐    No ☑

Registrant’s number of common shares outstanding as of May 1, 2006: 56,621,444

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2006

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” as defined by the Securities and Exchange Commission (“SEC”). Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations. These include, without limitation:
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
All forward-looking statements contained in this Form 10-Q only speak as of the date of this document. We undertake no obligation to update or revise publicly any revisions to any such forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q, or to reflect the occurrence of unanticipated events.

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three months ended March 31,
	2006	2005
	(in thousands except per share data)
Revenues:
Refined products	$1,007,463	$693,219
Other	4,730	(579)
	1,012,193	692,640

Costs and expenses:
Raw material, freight and other costs	833,487	558,323
Refinery operating expenses, excluding depreciation	68,904	61,351
Selling and general expenses, excluding depreciation	8,914	7,043
Depreciation, accretion and amortization	8,867	8,260
	920,172	634,977

Operating income	92,021	57,663

Interest expense and other financing costs	2,435	3,037
Interest and investment income	(2,546)	(737)
	(111)	2,300

Income before income taxes	92,132	55,363
Provision for income taxes	34,512	20,927
Net income	$57,620	$34,436

Basic earnings per share of common stock	$1.03	$0.64

Diluted earnings per share of common stock	$1.02	$0.62

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
March 31, 2006 and December 31, 2005	2006	2005
	(in thousands except share data)
ASSETS
Current assets:
Cash, including cash equivalents of $188,232 and $345,641 in 2006 and 2005, respectively	$208,045	$356,065
Trade receivables, net of allowance of $500 in both years	135,422	122,051
Other receivables	7,685	7,584
Inventory of crude oil, products and other	313,473	247,621
Deferred tax assets	3,930	6,819
Other current assets	5,722	7,935
Total current assets	674,277	748,075
Property, plant and equipment, at cost:
Refineries and pipelines	694,062	657,612
Furniture, fixtures and other equipment	10,798	10,510
	704,860	668,122
Less - accumulated depreciation and amortization	246,862	238,184
	457,998	429,938
Deferred financing costs, net of amortization of $1,145 and $945 in 2006 and 2005, respectively	3,349	3,549
Commutation account	11,726	12,606
Prepaid insurance, net of amortization	3,028	3,331
Other intangible asset, net of amortization of $185 and $158 in 2006 and 2005, respectively	1,395	1,422
Other assets	2,897	2,588
Total assets	$1,154,670	$1,201,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$308,290	$359,577
Accrued dividends	2,449	58,726
Accrued turnaround cost	11,655	12,696
Accrued interest	4,969	2,485
Accrued El Dorado Refinery contingent earn-out payment	2,283	7,500
Accrued liabilities and other	45,765	44,827
Total current liabilities	375,411	485,811

Long-term debt	150,000	150,000
Long-term accrued turnaround cost	17,250	15,122
Post-retirement employee liabilities	25,440	24,497
Other long-term liabilities	8,135	8,079
Deferred compensation liability	2,524	2,214
Deferred income taxes	74,182	70,727

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 90,000,000 shares authorized, 67,063,015 and 66,814,698 shares issued in 2006 and 2005, respectively	57,793	57,780
Paid-in capital	163,390	157,910
Retained earnings	374,505	319,150
Accumulated other comprehensive income	27	27
Treasury stock, at cost, 10,445,806 and 10,465,414
shares in 2006 and 2005, respectively	(93,987)	(86,870)
Deferred compensation	-	(2,938)
Total shareholders’ equity	501,728	445,059
Total liabilities and shareholders’ equity	$1,154,670	$1,201,509

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIAIRES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended March 31,
	2006	2005
	(in thousands)
Cash flows from operating activities:
Net income	$57,620	$34,436
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, accretion and amortization	8,867	8,260
Deferred income taxes	6,344	11,624
Stock-based compensation expense	2,559	266
Income tax benefits of stock compensation	4,959	2,334
Excess income tax benefits of share-based payment arrangements	(4,843)	-
Deferred financing cost amortization	200	240
Amortization of long-term prepaid insurance	303	303
Long-term commutation account	880	13
Other	1	492
Changes in working capital from operations	(126,701)	(79,715)
Net cash used in operating activities	(49,811)	(21,747)

Cash flows from investing activities:
Additions to property, plant and equipment	(29,589)	(23,113)
El Dorado Refinery contingent earn-out payment	(7,500)	(7,500)
Net proceeds from insurance - involuntary conversion claim	-	2,142
Net cash used in investing activities	(37,089)	(28,471)

Cash flows from financing activities:
Revolving credit facility borrowings, net	-	32,000
Proceeds from issuance of common stock	2,127	1,963
Purchase of treasury stock	(9,545)	(1,676)
Dividends paid	(58,542)	(1,618)
Excess income tax benefits of share-based payment arrangements	4,843	-
Debt issue costs and other	(3)	(104)
Net cash (used in) provided by financing activities	(61,120)	30,565
Decrease in cash and cash equivalents	(148,020)	(19,653)
Cash and cash equivalents, beginning of period	356,065	124,389
Cash and cash equivalents, end of period	$208,045	$104,736

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, excluding capitalized interest	$7	$4,920
Cash paid during the period for income taxes	21,950	21

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

1.  Financial Statement Presentation

The financial statements include the accounts of Frontier Oil Corporation (“FOC”), a Wyoming corporation, and its wholly-owned subsidiaries, collectively referred to as “Frontier” or “the Company”. The Company is an energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”).
The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas. The Company also owns a 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in two crude oil tanks in Guernsey, Wyoming, both of which are accounted for as undivided interests. Each asset, liability, revenue and expense is reported on a proportionate gross basis. In addition, the equity method of accounting is utilized for the Company’s 25% interest in 8901 Hangar, Inc., a company which leases and operates a private airplane hangar. The Company’s investment in 8901 Hangar, Inc. was $99,000 and $95,000 at March 31, 2006 and December 31, 2005, respectively, and is included in “Other assets” on the Consolidated Balance Sheets. The Company also owned, until its sale as of November 30, 2005, FGI, LLC, an asphalt terminal and storage facility in Grand Island, Nebraska. The activities of FGI, LLC have been included in the consolidated financial statements since December 1, 2003, when the Company increased its ownership from 50% to 100%, through November 30, 2005. All of the operations of the Company are in the United States, with its marketing efforts focused in the Rocky Mountain and Plains States regions of the United States. The Rocky Mountain region includes the states of Colorado, Wyoming, Montana and Utah, and the Plains States include the states of Kansas, Oklahoma, Nebraska, Iowa, Missouri, North Dakota and South Dakota. The Company purchases crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke. The operations of refining and marketing of petroleum products are considered part of one reporting segment.
These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

Earnings per share
Earnings per share (“EPS”) has been computed based on the weighted average number of common shares out-standing. No adjustments to income are used in the calculation of earnings per share. The basic and diluted average shares outstanding are as follows:

	Three Months Ended
	March 31,
	2006	2005
Basic	56,094,632	54,228,844
Diluted	56,751,870	55,955,418

For the three months ended March 31, 2006 and 2005, there were no outstanding stock options that could potentially dilute EPS in future years that were not included in the computation of diluted EPS (as the exercise prices were all under the average market price for the period).
The Company’s Board of Directors declared both a special cash dividend of $1.00 per share and a regular quarterly cash dividend of $0.04 per share in December 2005, which were paid in January 2006. In addition, a quarterly cash dividend of $0.04 per share was declared in March 2006 and paid in April 2006. The total cash required for the dividend declared in March 2006 was approximately $2.3 million and was reflected as “Accrued dividends” on the Consolidated Balance Sheet as of March 31, 2006.

Related party transaction
As of March 31, 2006 and December 31, 2005, the Company had an outstanding relocation-related loan to a non-officer employee in the amount of $300,000, which is included in “Other receivables” on the Consolidated Balance Sheets. This loan matures in November 2006.

New accounting pronouncements
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
On September 30, 2005, the Financial Accounting Standards Board (“FASB”) issued a revision for an Exposure Draft issued on December 15, 2003, that would amend Financial Accounting Standards (“FAS”) No. 128, “Earnings per Share”, to clarify guidance for mandatorily convertible instruments, the treasury stock method, contracts that may be settled in cash or shares, and contingently issuable shares. The proposed statement, originally issued in December 2003, has been reissued due to the significance of changes to the computational guidance applicable to the treasury stock method. The proposed statement would be effective for interim and annual periods ending after June 15, 2006. The Company is currently evaluating the provisions that this proposed statement would have on its earnings per share calculations.
An exposure draft “Accounting for Uncertain Tax Positions - An Interpretation of FAS No. 109, Accounting for Income Taxes”, was issued by the FASB on July 14, 2005. The proposed interpretation is intended to reduce the significant diversity in practice associated with recognition and measurement of income taxes by establishing consistent criteria for evaluating uncertain tax positions in the areas of recognition, measurement, derecognition, financial statement classification and disclosure. This exposure draft would be effective as of the beginning of the first annual period beginning after December 15, 2006. The final interpretation is expected to be issued in the second quarter of 2006. The Company is in the process of evaluating the provisions of this exposure draft.
On March 8, 2006, the FASB met to discuss the accounting for planned major maintenance activities (“turnarounds”). Currently there are four alternative accounting methods for turnarounds: direct expense, built-in overhaul, deferral and accrual. At this meeting, the FASB determined they would issue guidance in the form of a FASB Staff Position (“FSP”) to eliminate the accrual method of accounting for turnarounds. At an April 19, 2006 meeting, the FASB concluded the proposed FSP would require the adoption of the provisions as a change in accounting principle through retrospective application as described in SFAS 154 “Accounting Changes and Error Corrections”. The FASB is expected to issue a proposed FSP in early June 2006 with an effective date for fiscal years beginning after December 15, 2006. The Company currently accounts for turnarounds on the accrual method and is currently evaluating the provisions of this proposed FSP, which will require the Company to adopt an alternative method should the FSP be finalized.
The FASB issued an exposure draft on March 31, 2006, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, which includes proposed amendments to FAS No. 87, “Employers’ Accounting for Pensions”, FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, and FAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits. The comment period for this exposure draft ends May 31, 2006. The objective of this project is to comprehensively reconsider guidance in order to improve the reporting of pensions and other postretirement benefit plans in the financial statements by making information more useful and transparent for investors, creditors, employees, retirees, donors, and other users. The first phase includes improving the reporting of employers’ obligations for pensions and other postretirement benefits by recognizing the over- or under-funded status of defined postretirement plans as an asset or a liability in the statement of financial position. Currently, the exposure draft does not change how plan assets and benefit obligations are measured under FAS No. 87 and FAS No. 106, or the basic approach for measuring the amount of annual net benefit cost reported in earnings. The FASB expects the effective date for the first phase to be for fiscal years ending after December 15, 2006. The Company is currently evaluating the provisions of this exposure draft.

2.   Inventories

Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first-in, first-out (“FIFO”) basis or market. Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost. Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned. These include unfinished gasoline and diesel, blendstocks and other feedstocks. Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products. Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values. Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts (See Note 1 “New accounting pronouncements” above for a discussion of EITF Issue No. 04-13). The net exchange balance is included in inventory. Inventories of materials and supplies and process chemicals are recorded at the lower of average cost or market.

Components of inventory
	March 31,	December 31,
	2006	2005
	(in thousands)
Crude oil	$132,529	$97,766
Unfinished products	75,130	53,200
Finished products	83,485	75,790
Process chemicals	6,224	5,441
Repairs and maintenance supplies and other	16,105	15,424
	$313,473	$247,621

3.  Treasury Stock

The Company accounts for its treasury stock under the cost method on a FIFO basis. The Company has a Board of Directors’ approved stock repurchase program for up to 16 million shares of the Company’s common stock. On November 30, 2005, the Company’s Board of Directors confirmed utilizing up to $100 million for share repurchases under this program. The Company may repurchase its common stock under this program from time to time in the open market depending on price, market conditions and other factors. As of March 31, 2006, $14.1 million (349,294 shares) of the $100 million had been utilized for repurchases, of which $6.4 million (153,494 shares) was purchased in the three months ended March 31, 2006. An additional $1.9 million of cash was paid during the quarter ended March 31, 2006 to settle purchases made at the end of 2005. Through March 31, 2006, 9,609,026 shares of common stock had been purchased under the stock repurchase program. During the three months ended March 31, 2006, the Company received 21,821 shares ($1.2 million) of its stock, which became treasury stock, from stock surrendered by employees to pay their withholding taxes on shares of restricted stock that vested during the first quarter. The Company issued 194,923 shares of its treasury stock as restricted stock (see Stock-based Compensation below) during the quarter ended March 31, 2006. As of March 31, 2006, the Company had 10,445,806 shares of treasury stock.

4.  Stock-based Compensation

Effective January 1, 2006, the Company adopted FAS No. 123(R), “Share-Based Payment” which requires companies to recognize the fair value of stock options and other stock-based compensation in the financial statements. The Company adopted FAS No. 123(R) using the modified prospective application method, and accordingly prior period amounts have not been restated. At March 31, 2006, the Company had two share-based compensation plans; a stock plan and a restricted stock plan (nonvested stock), which are discussed below. Upon adoption of FAS No. 123(R), deferred compensation recorded as contra-equity in prior periods was eliminated against the appropriate equity accounts. In the first quarter of 2006, the adoption of FAS No. 123(R) resulted in incremental stock-based compensation expense of $850,000, resulting in a decrease in income before income taxes by that amount. The incremental stock-based compensation expense also caused net income to decrease $527,000 and basic earnings per share to decrease by $0.01, but resulted in no change to diluted earnings per share. Cash provided by operating activities decreased $4.8 million and cash provided by financing activities increased by the same amount due to excess income tax benefits from stock-based payment arrangements. Compensation costs and income tax benefits recognized in the statements of income for the three months ended March 31, 2006 and 2005 are as follows (* including $935,000 additional restricted stock plan expense due to the 2006 retirement of one of the Company’s executive officers) :

	Three months ended March 31,
	2006	2005
	(in thousands)
Stock plan:
Restricted stock units	$88	$-
Stock options	236	-
Stock grant to retiring executive	90	-
Total stock plan	414	-
Restricted stock plan *	2,145	266
Total compensation expense	$2,559	$266

Income tax benefit recognized in the income statement	$972	$101

Stock plan
At March 31, 2006, the Company had a stock plan (“Plan”), which authorized the granting of stock-based awards, including options to purchase shares, to employees and non-employee members of the Company’s Board of Directors. The Plan through March 31, 2006, had reserved for new share issuance a total of 7,200,000 shares of common stock based awards, of which only 158,385 remained available for grant. Stock options are issued at the current market price of the Company’s common stock on the date of grant and generally, vest ratably over three years and expire after five years. The grant date fair value is calculated using the Black-Scholes option pricing model. For the weighted-average assumptions used in the Black-Scholes option pricing model for grants made in 2004 and prior years, please refer to the Company’s annual report on Form 10-K for the year ended December 31, 2005. No options were granted in 2005 and no options were granted during the three months ended March 31, 2006; however, a stock grant of 1,515 shares was made valued at $90,000.
During 2005, 56,000 nonvested restricted stock units were granted to non-employee members of the Board of Directors. At March 31, 2006, there were 48,000 restricted stock units outstanding as 8,000 restricted stock units vested during the third quarter of 2005 upon the death of a member of the Company’s Board of Directors. Restricted stock units, when granted, are valued at the current market price of the Company’s common stock on the grant date and amortized to compensation expense over the respective vesting periods of the restricted stock units. The restricted stock units vest three years after issuance.
As of March 31, 2006 there was $786,000 of total unrecognized compensation cost related to the Plan, including both the stock options and restricted stock units, which is expected to be recognized over a weighted-average period of 1.7 years.
Previously, the Company accounted for stock-based compensation in accordance with APB Opinion No. 25. Had compensation costs for share awards been determined based on the fair value at grant dates and amortized over the vesting period pursuant to FAS No. 123, the Company’s income and EPS would have been the pro forma amounts listed in the following table for the three months ended March 31, 2005. The pro forma compensation expense for the three months ended March 31, 2005 includes amortization for options granted in 2004, 2003 and 2002.

Three Months Ended March 31, 2005
(in thousands, except per share amounts)
Net income as reported	$34,436
Pro forma compensation expense, net of tax	(478)
Pro forma net income	$33,958
Basic EPS:
As reported	$0.64
Pro forma	0.63
Diluted EPS:
As reported	$0.62
Pro forma	0.61

Changes during the three months ended March 31, 2006 in the Plan are presented below:

	Number of Awards	Weighted-Average Exercise Price	Aggregate Intrinsic Value of Options (in thousands)
Outstanding at beginning of period	738,850	$8.70
Granted	1,515	n/a
Exercised or issued	(248,315)	8.94
Expired	-	-
Outstanding at end of period	492,050	8.57	$22,548
Exercisable at end of period	425,300	8.54	21,610
Available for grant at end of period	158,385
Weighted-average fair value of options granted during the period	-	-

The Company received $2.2 million of cash for options exercised during the three months ended March 31, 2006 ($2.1 million in the quarter ended March 31, 2006 and the remaining amount in April 2006). The total intrinsic value of options exercised during the three months ended March 31, 2006 was $11.2 million. The Company realized $4.3 million of income tax benefits during the three months ended March 31, 2006, related to the exercises and the stock grant from the Plan, nearly all of which was excess income tax benefits. Excess income tax benefits are the benefits from additional deductions allowed for income tax purposes in excess of expenses recorded in the financial statements. These excess income tax benefits are recorded as an increase to paid-in capital.
The following table summarizes information about stock options and other stock-based awards outstanding at March 31, 2006:

Stock-based Awards Outstanding at March 31, 2006
Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Exercise Price	Exercisable
369,550	1.89	$ 8.325	369,550
52,500	2.91	9.325	33,750
22,000	1.04	10.925	22,000
48,000	2.07	n/a	n/a

Restricted stock plan
On March 13, 2001, the Company established the Frontier Oil Corporation Restricted Stock Plan (the “Restricted Stock Plan”), which reserved 2,000,000 shares of common stock, held as treasury stock by the Company, for restricted stock grants to be made under an incentive compensation program. Restricted shares, when granted, are valued at the market value on the date of issuance and amortized to compensation expense on a straight-line basis over the nominal vesting period of the stock, and for restricted stock issuances subsequent to the adoption of FAS No. 123(R), adjusted for retirement eligible employees, as required. For awards granted prior to the adoption of FAS No. 123(R), $478,000 of compensation cost was recognized during the three months ended March 31, 2006, and continues to be recognized over the nominal vesting period. The shares have vesting periods from issue ranging from one to three years. The following table summarizes the Company’s Restricted Stock Plan as of March 31, 2006 and changes during the three months ended March 31, 2006.

Restricted Stock Shares	Shares	Weighted-Average Grant-Date Market Value
Nonvested at January 1, 2006	159,846	$ 16.55
Granted	194,923	51.97
Vested	(64,298)	25.73
Forfeited	-	-
Nonvested at March 31, 2006	290,471	38.29

As of March 31, 2006, there was $10.0 million of total unrecognized compensation cost related to the Restricted Stock Plan and is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the three months ended March 31, 2006 was $3.5 million. The Company realized $1.3 million of income tax benefits related to the vesting of restricted stock during the three months ended March 31, 2006, of which $707,000 was excess income tax benefits.

5.   Employee Benefit Plans

The Company established a defined benefit cash balance pension plan, effective January 1, 2000, for eligible El Dorado Refinery employees to supplement retirement benefits that those employees lost upon the purchase of the El Dorado Refinery by Frontier. No other current or future employees are eligible to participate in the plan. This plan had assets of $8.3 million at December 31, 2005, and its funding status is in compliance with ERISA.
The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery. Eligible employees are those hired by the El Dorado Refinery before certain defined dates and who satisfy certain age and service requirements. Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare. Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans had no assets as of March 31, 2006 or December 31, 2005. The post-retirement health care plan requires retirees to pay between 20% and 40% of total health care costs based on age and length of service. The plan’s prescription drug benefits are at least equivalent to the new Medicare Part D benefits.

The following table set forth the amounts recognized for these benefit plans in the Company’s consolidated statements of income for the three months ended March 31, 2006 and 2005:
	Pension Benefits		Post-retirement Healthcare and Other Benefits
	2006	2005	2006	2005
Components of net periodic benefit cost:	(in thousands)
Service cost	$-	$-	$313	$216
Interest cost	136	158	564	365
Expected return on plan assets	(167)	(120)	-	-
Amortization of prior service cost	-	-	-	-
Recognized net actuarial loss	-	5	371	122
Net periodic benefit cost	$(31)	$43	$1,248	$703

As of March 31, 2006, the Company had contributed $270,000 to its pension plan in 2006 and expects to make additional contributions in the subsequent quarters of 2006.

6.  Price Risk Management Activities

The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with credit worthy counterparties. The Company believes that there is minimal credit risk with respect to its counterparties. The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in “Raw material, freight and other costs” or “Refinery operating expenses, excluding depreciation” when the associated transactions are consummated, while gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” at each period end. The market value of open derivative contracts is included on the Consolidated Balance Sheets in “Accrued liabilities and other” when the unrealized value is a loss ($6.2 million and $854,000 at March 31, 2006 and December 31, 2005, respectively) or in “Other current assets” when the unrealized value is a gain.

Mark-to-market activities
During the three months ended March 31, 2006 and 2005, the Company had the following derivative activities which, while economic hedges, were not accounted for as hedges and whose gains or losses are reflected in “Other revenues” on the Consolidated Statements of Income:

•
Crude purchases in-transit. As of March 31, 2006, the Company had open derivative contracts on 48,000 barrels of crude oil to hedge in-transit Canadian crude oil costs for the El Dorado Refinery. At March 31, 2006, these positions had a $146,000 unrealized loss. During the three months ended March 31, 2006, the Company recorded $1.3 million in net gains on positions to hedge in-transit Canadian crude oil for the El Dorado Refinery. During the three months ended March 31, 2005, the Company had no derivative contracts for this purpose.

•
Derivative contracts on crude oil to hedge excess intermediate, finished product and crude oil inventory for both the Cheyenne and El Dorado Refineries. As of March 31, 2006, the Company had open derivative contracts on 665,000 barrels of crude oil to hedge crude oil, intermediate and finished product inventories. At March 31, 2006, these positions had net unrealized losses of $1.7 million. During the three months ended March 31, 2006, the Company recorded $2.1 million in net realized gains on these types of positions. During the three months ended March 31, 2005, the Company recorded $585,000 in losses on these types of positions.

Hedging activities
During the three months ended March 31, 2006, the Company had the following derivatives which were appropriately designated and accounted for as hedges.

•
Crude purchases in-transit. As of March 31, 2006, the Company had open derivative contracts on 1,417,000 barrels of crude oil to hedge in-transit Canadian crude oil costs for the El Dorado Refinery, which are being accounted for as fair value hedges. At March 31, 2006, these positions had nearly $4.3 million in unrealized losses, of which $7.2 million increased the related crude oil in-transit inventory to fair market value, offset by $2.9 million which increased income and was reflected in “Other revenues” in the Consolidated Statements of Income for the ineffective portion of this hedge. During the three months ended March 31, 2006, the Company recorded $344,000 in realized losses on derivative contracts to hedge in-transit Canadian crude oil for the Cheyenne Refinery of which $522,000 increased crude costs (“Raw material, freight and other costs”), offset by $178,000 which increased income and was reflected in “Other revenues” in the Consolidated Statements of Income for the ineffective portion of this hedge.

During the three months ended March 31, 2005, the Company had no derivative contracts that were designated and accounted for as hedges.

7.  Environmental

The Company’s operations and many of its manufactured products are specifically subject to certain requirements of the Clean Air Act (“CAA”) and related state and local regulations. The 1990 amendments to the CAA contain provisions that will require capital expenditures for the installation of certain air pollution control devices at the Refineries during the next several years. The Environmental Protection Agency (“EPA”) has embarked on a Petroleum Refining Initiative (“Initiative”) alleging industry-wide noncompliance with certain longstanding rules. The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. The Company has, in recognition of the EPA’s reinterpretation of certain regulatory requirements associated with the Initiative, determined that Frontier will incur expenditures totaling approximately $9.2 million to further reduce emissions from the Refineries’ flare systems. At the Cheyenne Refinery, the Company estimates spending $4.7 million on the flare system, of which $223,000 was spent in 2004, $4.1 million in 2005 and the remaining $350,000 was incurred in the first quarter of 2006. At the El Dorado Refinery, the Company spent $1.2 million in prior years, and it estimates incurring $3.3 million during 2006, on the flare system. In addition to Frontier’s expenditures, Shell Oil Products US (“Shell”) is expected to contribute $5.0 million for modification of the El Dorado Refinery flare system in accordance with certain provisions of the 1999 asset purchase and sale agreement for the El Dorado Refinery entered into between Frontier and Shell.
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
The EPA has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continues through 2008, with special provisions for small business refiners. Because the Company qualifies as a small business refiner, Frontier has elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until 2011 and to comply with the highway diesel sulfur standard by June 2006, as discussed below. The Cheyenne Refinery has spent approximately $28.9 million (including capitalized interest) to meet the interim gasoline sulfur standard, which was required by January 1, 2004. An additional $7.0 million in estimated costs to meet the final standard, and an additional $6.0 million for facilities to handle intermediate inventories, for the Cheyenne Refinery are expected to be incurred between 2008 and 2010. The total capital expenditures estimated as of March 31, 2006, for the El Dorado Refinery to achieve the final gasoline sulfur standard are approximately $21.0 million, and are expected to be incurred between 2007 and 2009.
The EPA has promulgated regulations that will limit the sulfur content of highway diesel fuel beginning in mid-2006. As indicated above, Frontier has elected to comply with the highway diesel sulfur standard by June 2006. As of March 31, 2006, capital costs, including capitalized interest, for diesel desulfurization are expected to be approximately $106.5 million for the El Dorado Refinery and approximately $16.6 million for the Cheyenne Refinery. The expenditures, including capitalized interest, for the ultra low sulfur diesel projects through March 31, 2006 (including 2004, 2005 and first quarter 2006 expenditures) were $88.0 million (including $10.2 million in the first quarter of 2006) at the El Dorado Refinery and $10.8 million (including $4.6 million in the first quarter of 2006) at the Cheyenne Refinery. The remaining costs for the ultra low sulfur diesel projects at both Refineries will be incurred before mid-2006. Certain provisions of the American Jobs Creation Act of 2004 are providing federal income tax benefits to Frontier by allowing the Company an accelerated depreciation deduction of 75% of these qualified capital costs in the years incurred and by providing a $0.05 per gallon income tax credit on compliant diesel fuel produced up to an amount equal to the remaining 25% of these qualified capital costs.
On June 29, 2004, the EPA promulgated regulations designed to reduce emissions from the combustion of diesel fuel in non-road applications such as mining, agriculture, locomotives and marine vessels. The Company currently participates in this market through the manufacture and sale of approximately 6,000 barrels per day (“bpd”) of non-road diesel fuel from the El Dorado Refinery. The new regulations will, in part, require refiners to reduce the sulfur content of non-road diesel fuel from 5,000 parts per million (“ppm”) to 500 ppm in 2007 and further to 15 ppm in 2010 for all but locomotive and marine uses. Diesel fuel used in locomotives and marine operations will be required to meet the 15 ppm sulfur standard in 2012. Small refiners, such as Frontier, will be allowed to either postpone the new sulfur limits or, if the small refiner chooses to meet the new limit on the national schedule, to increase their gasoline sulfur limits by 20%. Frontier intends to desulfurize all of its diesel fuel, including non-road, to the 15 ppm sulfur standard by 2006. The new regulation also clarifies that EPA-approved small business refiners will be allowed to exceed both the small refiner maximum capacity and/or employee criteria through merger with or acquisition of another approved small business refiner without loss of small refiner regulatory status. The loss of such status through merger, acquisition or non-compliance with the enabling regulations could result in the loss of the benefits described in the above paragraphs and the possible acceleration of certain associated expenditures.
As is the case with companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that the Company may have manufactured, handled, used, released or disposed.

Cheyenne Refinery. The Company is party to an agreement with the State of Wyoming requiring investigation and interim remediation actions at the Cheyenne Refinery’s property that may have been impacted by past operational activities. As a result of past and ongoing investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects totaling approximately $4.0 million. In addition, the Company estimates that an ongoing groundwater remediation program averaging approximately $200,000 in annual operating and maintenance costs will be required for approximately ten more years. As of March 31, 2006, the Company has a reserve included in “Other long-term liabilities” of $1.5 million in environmental liabilities reflecting the estimated present value of these expenditures ($2.0 million, discounted at a rate of 5.0%). Based upon the results of the ongoing investigation, additional remedial action could be required by a subsequent administrative order or permit.
The Company is negotiating the settlement of a Notice of Violation from the Wyoming Department of Environmental Quality alleging non-compliance with certain refinery waste management requirements. The Company has estimated that the capital cost for required corrective measures will be approximately $1.5 million, with an additional $1.2 million of expense work which was accrued as of March 31, 2006 and December 31, 2005. Penalty amounts are still in negotiation; however, an estimated penalty amount of $250,000 was accrued as of December 31, 2005 and is included in “Accrued liabilities and other” on the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.
The Company has agreed to contribute $750,000 toward a City of Cheyenne project to relocate a city storm water conveyance pipe, which is presently located on Refinery property and therefore potentially subject to contaminants from Refinery operations. This amount was accrued as of December 31, 2005 and is included in “Accrued liabilities and other” on the Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005.

El Dorado Refinery. The El Dorado Refinery is subject to a 1988 consent order with the Kansas Department of Health and Environment (“KDHE”). Subject to the terms of the purchase and sale agreement for the El Dorado Refinery entered into between the Company and Shell, Shell is responsible for the costs of continued compliance with this order. This order, including various subsequent modifications, requires the El Dorado Refinery to continue the implementation of a groundwater management program with oversight provided by the KDHE Bureau of Environmental Remediation. More specifically, the El Dorado Refinery must continue to operate the hydrocarbon recovery well systems and containment barriers at the site and conduct sampling from monitoring wells and surface water stations. Quarterly and annual reports must also be submitted to the KDHE. The order requires that remediation activities continue until KDHE-established groundwater criteria or other criteria agreed to by the KDHE and the Refinery are met. The Company intends to assume management of the existing groundwater remediation activities from Shell as soon as practicable. Shell will continue to fund these existing activities per its contractual obligation.

8.  Litigation

Beverly Hills Lawsuits. A Frontier subsidiary, Wainoco Oil & Gas Company, owned and operated an interest in an oil field in the Los Angeles, California metropolitan area from 1985 to 1995. The production facilities for that interest in the oil field are located at the campus of the Beverly Hills High School. In April 2003, a law firm began filing claims with the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from the oil field or the production facilities caused cancers or various other health problems in those individuals. Wainoco Oil & Gas Company and Frontier have been named in seven such suits: Moss et al. v. Venoco, Inc. et al., filed in June 2003; Ibraham et al. v. City of Beverly Hills et al., filed in July 2003; Yeshoua et al. v. Venoco, Inc. et al., filed in August 2003; Jacobs v. Wainoco Oil & Gas Company et al., filed in December 2003; Bussel et al. v. Venoco, Inc. et al., filed in January 2004; Steiner et al. v. Venoco, Inc. et al., filed in May 2004; and Kalcic et al. v. Venoco, Inc. et al., filed in April 2005. Of the approximately 1,025 plaintiffs in the seven lawsuits, Wainoco Oil & Gas Company and Frontier are named as defendants by approximately 450 of those plaintiffs. Other defendants in these lawsuits include the Beverly Hills Unified School District, the City of Beverly Hills, three other oil and gas companies (and their related companies), and one company involved in owning or operating a power plant adjacent to the Beverly Hills High School and its related companies. The lawsuits include claims for personal injury, wrongful death, loss of consortium and/or fear of contracting diseases, and also ask for punitive damages. No dollar amounts of damages have been specified in any of the lawsuits. The seven pending lawsuits have been consolidated and are pending before a judge on the complex civil litigation panel in the Superior Court of the State of California for the County of Los Angeles. A case management order has been entered in the case pursuant to which 12 plaintiffs have been selected as the initial group of plaintiffs to go to trial, discovery is ongoing and a trial date has been set for October 30, 2006.
The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills high school students, school employees or area residents. Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from a highly-rated insurance company covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date. The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity. In October 2003, the Company paid $6.25 million to the insurance company for loss mitigation insurance and also funded with the insurance company a commutation account of approximately $19.5 million, which is funding the first costs incurred under the policy including, but not limited to, the costs of defense of the claims. The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million. As of March 31, 2006, the commutation account balance was approximately $11.7 million. Frontier has the right to terminate the policy at any time prior to September 30, 2008, and receive a refund of the unearned portion of the premium (approximately $2.7 million as of March 31, 2006, and declining by approximately $270,000 each quarter) plus any unspent balance in the commutation account plus accumulated interest. While the policy is in effect, the insurance company will manage the defense of the claims. The Company also has been seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period. The Company has reached a settlement on some of the policies and is continuing to pursue coverage efforts on other policies.
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

9.  Other Contingencies

El Dorado Earn-out Payments. On November 16, 1999, Frontier acquired the 110,000 bpd El Dorado Refinery from Shell. Under the provisions of the purchase and sale agreement, the Company is required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60 million per year, up to $7.5 million annually, of the El Dorado Refinery’s annual revenues less its material costs and operating costs, other than depreciation. The total amount of these contingent payments is capped at $40 million. Any contingency payment will be recorded as additional acquisition cost when the payment is considered probable and estimatable. A contingent earn-out payment of $7.5 million was required based on 2005 results and was accrued as of December 31, 2005 and paid in early 2006. Including the payment made in early 2006, the Company has paid a total of $22.5 million to date for contingent earn-out payments. Based on the results of operations for the three months ended March 31, 2006, it is probable that a payment will be required in early 2007, and $2.3 million was accrued at March 31, 2006.

Income Tax Contingencies. The Company recognizes liabilities for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due. As of March 31, 2006, amounts reserved for such contingencies were $22.7 million (including interest) and are included in “Accrued liabilities and other” on the consolidated balance sheet. Interest expensed during the three months ended March 31, 2006 for these contingencies was $244,000.

10.  New Crude Oil Purchase and Sale Contract

Effective March 10, 2006, the Company’s subsidiary, Frontier Oil and Refining Company (“FORC”), entered into a Master Crude Oil Purchase and Sale Contract (“Contract”) with Utexam Limited (“Utexam”), a wholly-owned subsidiary of BNP Paribas Ireland. Under this Contract, Utexam will purchase, transport and subsequently sell crude oil to FORC at a location near Cushing, Oklahoma or other locations as agreed. Utexam will be the owner of record of the crude oil as it is transported from the point of injection, which is expected to be Hardisty, Alberta, to the point of ultimate sale to FORC. The Company has provided a guarantee of FORC’s obligations under this Contract, primarily to receive crude oil and make payment for crude oil purchases arranged under this Contract. As of March 31, 2006, FORC and Utexam had entered into certain commitments to purchase and sell crude oil in April 2006 under this Contract; however, neither party has a continuing commitment to purchase or sell crude oil in the future.

11.  Subsequent Events

2-for-1 Stock Split and Increase of Dividend. The Company announced on April 27, 2006 that its Board of Directors (“Board”) had approved a 2-for-1 stock split by means of a stock dividend on the Company’s common stock. Effective with the stock split, the Board also approved a 50% increase in the regular quarterly dividend to $0.03 per share ($0.12 annualized) from the current split-adjusted level of $0.02 per share. The stock split, and subsequent dividend increase, are subject to shareholder approval of an amendment to the Company’s restated articles of incorporation, as amended, to increase the number of authorized shares from 90 million to 180 million at a special shareholders’ meeting scheduled for June 9, 2006. If the increase in authorized shares is approved at the special meeting, the stock dividend will be paid on June 26, 2006, to shareholders of record on June 19, 2006.

Omnibus Incentive Compensation Plan. The shareholders of the Company approved the Frontier Oil Corporation Omnibus Incentive Compensation Plan (the “Omnibus Plan”) at the Annual Meeting held on April 26, 2006. The Omnibus Plan is a broad-based incentive plan that provides for granting stock options, stock appreciation rights, restricted stock awards, performance awards, stock units, bonus shares, dividend equivalent rights, other stock-based awards and substitute awards to employees, consultants and non-employee directors of the Company. The Omnibus Plan amends and restates the Company’s previously approved Stock Plan and also includes the Restricted Stock Plan, which was merged into the Omnibus Plan. The maximum number of shares of the Company’s common stock that may be issued under the Omnibus Plan with respect to awards is 6,000,000 shares, subject to certain adjustments as provided by the Omnibus Plan.

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

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$1,007,463	$-	$-	$1,007,463
Other	4	4,684	42	-	4,730
	4	1,012,147	42	-	1,012,193

Costs and expenses:
Raw material, freight and other costs	-	833,487	-	-	833,487
Refinery operating expenses, excluding depreciation	-	68,904	-	-	68,904
Selling and general expenses, excluding depreciation	4,123	4,791	-	-	8,914
Depreciation, accretion and amortization	21	8,985	-	(139)	8,867
	4,144	916,167	-	(139)	920,172

Operating income (loss)	(4,140)	95,980	42	139	92,021

Interest expense and other financing costs	2,929	966	-	(1,460)	2,435
Interest and investment income	(1,673)	(873)	-	-	(2,546)
Equity in earnings of subsidiaries	(97,528)	-	-	97,528	-
	(96,272)	93	-	96,068	(111)

Income before income taxes	92,132	95,887	42	(95,929)	92,132
Provision for income taxes	34,512	35,415	-	(35,415)	34,512
Net income	$57,620	$60,472	$42	$(60,514)	$57,620

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$693,219	$-	$-	$693,219
Other	(6)	(585)	12	-	(579)
	(6)	692,634	12	-	692,640

Costs and expenses:
Raw material, freight and other costs	-	558,323	-	-	558,323
Refinery operating expenses, excluding depreciation	-	61,351	-	-	61,351
Selling and general expenses, excluding depreciation	4,756	2,287	-	-	7,043
Depreciation and amortization	16	8,383	-	(139)	8,260
	4,772	630,344	-	(139)	634,977

Operating income (loss)	(4,778)	62,290	12	139	57,663

Interest expense and other financing costs	2,609	500	-	(72)	3,037
Interest and investment income	(653)	(84)	-	-	(737)
Equity in earnings of subsidiaries	(62,076)	-	-	62,076	-
	(60,120)	416	-	62,004	2,300

Income before income taxes	55,342	61,874	12	(61,865)	55,363
Provision for income taxes	20,906	23,159	-	(23,138)	20,927
Net income	$34,436	$38,715	$12	$(38,727)	$34,436

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of March 31, 2006
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$90,749	$117,296	$-	$-	$208,045
Trade and other receivables	4,858	138,249	-	-	143,107
Receivable from affiliated companies	61,342	-	231	(61,573)	-
Inventory	-	313,473	-	-	313,473
Deferred tax assets	3,930	5,835	-	(5,835)	3,930
Other current assets	675	5,047	-	-	5,722
Total current assets	161,554	579,900	231	(67,408)	674,277

Property, plant and equipment, at cost	1,267	710,885	-	(7,292)	704,860
Less - accumulated depreciation and amortization	1,009	253,953	-	(8,100)	246,862
	258	456,932	-	808	457,998
Deferred financing costs, net	2,654	695	-	-	3,349
Commutation account	11,726	-	-	-	11,726
Prepaid insurance, net	3,028	-	-	-	3,028
Other intangible asset, net	-	1,395	-	-	1,395
Other assets	2,822	75	-	-	2,897
Investment in subsidiaries	581,294	-	-	(581,294)	-
Total assets	$763,336	$1,038,997	$231	$(647,894)	$1,154,670

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$595	$307,695	$-	$-	$308,290
Accrued turnaround cost	-	11,655	-	-	11,655
Accrued interest	4,969	-	-	-	4,969
Accrued liabilities and other	29,338	20,890	269	-	50,497
Total current liabilities	34,902	340,240	269	-	375,411

Long-term debt	150,000	-	-	-	150,000
Long-term accrued and other liabilities	-	50,825	-	-	50,825
Deferred compensation liability	2,524	-	-	-	2,524
Deferred income taxes	74,182	74,665	-	(74,665)	74,182
Payable to affiliated companies	-	99,233	-	(99,233)	-

Shareholders’ equity	501,728	474,034	(38)	(473,996)	501,728
Total liabilities and shareholders’ equity	$763,336	$1,038,997	$231	$(647,894)	$1,154,670

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$244,357	$111,708	$-	$-	$356,065
Trade and other receivables	6,381	123,254	-	-	129,635
Receivable from affiliated companies	-	4,556	189	(4,745)	-
Inventory	-	247,621	-	-	247,621
Deferred tax assets	6,819	7,514	-	(7,514)	6,819
Other current assets	499	7,436	-	-	7,935
Total current assets	258,056	502,089	189	(12,259)	748,075

Property, plant and equipment, at cost	1,235	675,639	-	(8,752)	668,122
Less - accumulated depreciation and amortization	988	245,157	-	(7,961)	238,184
	247	430,482	-	(791)	429,938
Deferred financing costs, net	2,775	774	-	-	3,549
Commutation account	12,606	-	-	-	12,606
Prepaid insurance, net	3,331	-	-	-	3,331
Other intangible asset, net	-	1,422	-	-	1,422
Other assets	2,508	80	-	-	2,588
Investment in subsidiaries	483,766	-	-	(483,766)	-
Total assets	$763,289	$934,847	$189	$(496,816)	$1,201,509

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,480	$357,097	$-	$-	$359,577
Accrued dividends	58,726	-	-	-	58,726
Accrued turnaround cost	-	12,696	-	-	12,696
Accrued interest	2,485	-	-	-	2,485
Accrued liabilities and other	26,853	25,205	269	-	52,327
Total current liabilities	90,544	394,998	269	-	485,811

Long-term debt	150,000	-	-	-	150,000
Long-term accrued and other liabilities	-	47,698	-	-	47,698
Deferred compensation liability	2,214	-	-	-	2,214
Deferred income taxes	70,727	71,563	-	(71,563)	70,727
Payable to affiliated companies	4,745	7,026	-	(11,771)	-

Shareholders’ equity	445,059	413,562	(80)	(413,482)	445,059
Total liabilities and shareholders’ equity	$763,289	$934,847	$189	$(496,816)	$1,201,509

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$57,620	$60,472	$42	$(60,514)	$57,620
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(97,528)	-	-	97,528	-
Depreciation, accretion and amortization	21	8,985	-	(139)	8,867
Stock-based compensation expense	2,559	-	-	-	2,559
Income tax benefits of stock compensation	4,959	-	-	-	4,959
Excess income tax benefits of share-based payment arrangements	(4,843)	-	-	-	(4,843)
Deferred income taxes	6,344	-	-	-	6,344
Income taxes eliminated in consolidation	-	35,415	-	(35,415)	-
Deferred financing cost amortization	121	79	-	-	200
Amortization of long-term prepaid insurance	303	-	-	-	303
Long-term commutation account	880	-	-	-	880
Other	(4)	5	-	-	1
Changes in working capital from operations	3,192	(128,433)	-	(1,460)	(126,701)
Net cash provided by (used in) operating activities	(26,376)	(23,477)	42	-	(49,811)

Cash flows from investing activities:
Additions to property, plant and equipment	(28)	(29,561)	-	-	(29,589)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Net cash used in investing activities	(28)	(37,061)	-	-	(37,089)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,127	-	-	-	2,127
Purchase of treasury stock	(9,545)	-	-	-	(9,545)
Dividends paid	(58,542)	-	-	-	(58,542)
Excess income tax benefits of share-based payment arrangements	4,843	-	-	-	4,843
Other	-	(3)	-	-	(3)
Intercompany transactions	(66,087)	66,129	(42)	-	-
Net cash provided by (used in) financing activities	(127,204)	66,126	(42)	-	(61,120)
(Decrease) increase in cash and cash equivalents	(153,608)	5,588	-	-	(148,020)
Cash and cash equivalents, beginning of period	244,357	111,708	-	-	356,065
Cash and cash equivalents, end of period	$90,749	$117,296	$-	$-	$208,045

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$34,436	$38,715	$12	$(38,727)	$34,436
Equity in earnings of subsidiaries	(62,076)	-	-	62,076	-
Depreciation and amortization	16	8,383	-	(139)	8,260
Stock-based compensation expense	266	-	-	-	266
Income tax benefits of stock compensation	2,334	-	-	-	2,334
Deferred income taxes	11,624	-	-	-	11,624
Income taxes eliminated in consolidation	-	23,138	-	(23,138)	-
Deferred financing cost amortization	121	119	-	-	240
Amortization of long-term prepaid insurance	303	-	-	-	303
Long-term commutation account	13	-	-	-	13
Other	492	-	-	-	492
Changes in working capital from operations	7,764	(87,479)	-	-	(79,715)
Net cash provided by (used in) operating activities	(4,707)	(17,124)	12	72	(21,747)

Cash flows from investing activities:
Additions to property, plant and equipment	(1)	(23,040)	-	(72)	(23,113)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Involuntary conversion - net of insurance proceeds	-	2,142	-	-	2,142
Net cash used in investing activities	(1)	(28,398)	-	(72)	(28,471)

Cash flows from financing activities:
Revolving credit facility borrowings, net	-	32,000	-	-	32,000
Proceeds from issuance of common stock	1,963	-	-	-	1,963
Purchase of treasury stock	(1,676)	-	-	-	(1,676)
Dividends paid	(1,618)	-	-	-	(1,618)
Debt issue costs and other	(100)	(4)	-	-	(104)
Intercompany transactions	1,148	(1,136)	(12)	-	-
Net cash provided by (used in) financing activities	(283)	30,860	(12)	-	30,565
Decrease in cash and cash equivalents	(4,991)	(14,662)	-	-	(19,653)
Cash and cash equivalents, beginning of period	105,409	18,980	-	-	124,389
Cash and cash equivalents, end of period	$100,418	$4,318	$-	$-	$104,736

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

Overview

The terms “Frontier,” “we” and “our” refer to Frontier Oil Corporation and its subsidiaries. Our Refineries have a total annual average permitted crude capacity of 162,000 barrels per day (“bpd”). The four significant indicators of our profitability, reflected and defined in the operating data at the end of this analysis, are the gasoline crack spread, the diesel crack spread, the light/heavy crude oil differential and the WTI/WTS crude oil differential. Other significant factors that influence our results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas prices and turnaround, or planned maintenance activity). We typically do not use derivative instruments to offset price risk on our base level of operating inventories. Under our first-in, first-out (“FIFO”) inventory accounting method, crude oil price trends can cause significant fluctuations in the inventory valuation of our crude oil, unfinished products and finished products, thereby resulting in FIFO inventory gains when crude oil prices increase and FIFO inventory losses when crude oil prices decrease during the reporting period. See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of futures trading.
The NYMEX crude oil price began the 2006 year at $61.04 per barrel and ended the quarter at $66.63 per barrel. The crude oil market fundamentals and geopolitical considerations continued to support prices higher than historic averages. The increase in crude oil prices, along with additional production of heavy and/or sour crude oil, increased our crude oil differentials during the three months ended March 31, 2006, when compared to the same period in 2005. Our first quarter 2006 gasoline and diesel crack spreads were the highest for a first quarter in our history. Higher demand for gasoline and diesel along with product supply constraints produced higher gasoline and diesel crack spreads.

Overview of Results

We had net income for the three months ended March 31, 2006 of $57.6 million, or $1.02 per diluted share, compared to net income of $34.4 million, or $0.62 per diluted share, in the same period in 2005. Our operating income of $92.0 million for the three months ended March 31, 2006 was an increase of $34.3 million from the $57.7 million for the comparable period in 2005. The average diesel and gasoline crack spreads were higher during the first quarter of 2006 ($15.51 and $9.22 per barrel, respectively) than in the first quarter of 2005 ($9.92 and $7.28 per barrel, respectively), and both the light/heavy and WTI/WTS crude oil differentials increased for the quarter ended March 31, 2006 compared to the same period in 2005.

Specific Variances

Refined product revenues. Refined product revenues increased $314.2 million, or 45%, from $693.2 million to $1.0 billion for the three months ended March 31, 2006 compared to the same period in 2005. This increase was due to increased sales prices ($15.19 higher average per sales barrel), largely the result of higher crude oil prices and continued tight product availability, as well as higher sales volumes in 2006 (18,750 more bpd).
Manufactured product yields. Manufactured product yields (“yields”) are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units. Yields increased 14,533 bpd at the El Dorado Refinery and 835 bpd at the Cheyenne Refinery for the three months ended March 31, 2006 as compared to same period in 2005. An El Dorado Refinery turnaround in the three months ended March 31, 2005 caused yields to be lower than the comparable period in 2006.
Other revenues. Other revenues increased $5.3 million to $4.7 million for the three months ended March 31, 2006, compared to a loss of $579,000 for the same period in 2005, the source of which was $4.7 million in net gains from derivative contracts in the three months ended March 31, 2006 compared to net derivative losses of $585,000 for the same period in 2005. See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.
Raw material, freight and other costs. Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the FIFO inventory accounting method. Raw material, freight and other costs increased by $275.2 million, from $558.3 million in the three months ended March 31, 2005, to $833.5 million in the same period for 2006. The increase in raw material, freight and other costs was due to greater crude oil charges, higher average crude prices and a small FIFO inventory loss in the three months ended March 31, 2006, compared to significant FIFO inventory gains from rising prices in the three months ended March 31, 2005. We also benefited from improved crude oil differentials during the three months ended March 31, 2006 when compared to the same period in 2005. For the three months ended March 31, 2006, we realized an increase in raw material, freight and other costs as a result of inventory losses of approximately $13,000 after tax ($21,000 pretax loss, comprised of a $140,000 loss at the Cheyenne Refinery and a $119,000 gain at the El Dorado Refinery). For the three months ended March 31, 2005, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $19.4 million after tax ($31.4 million pretax, comprised of nearly $6.5 million at the Cheyenne Refinery and $24.9 million at the El Dorado Refinery) due to increasing crude oil and refined product prices.
The Cheyenne Refinery raw material, freight and other costs of $50.05 per sales barrel for the three months ended March 31, 2006 increased from $41.21 per sales barrel in the same period in 2005 due to higher crude oil prices offset by an improved light/heavy crude oil differential. The light/heavy crude oil differential for the Cheyenne Refinery averaged $18.99 per barrel in the three months ended March 31, 2006 compared to $14.10 per barrel in the same period in 2005.
The El Dorado Refinery raw material, freight and other costs of $58.94 per sales barrel for the three months ended March 31, 2006 increased from $43.21 per sales barrel realized in the same period in 2005 due to higher average crude oil prices offset by an improved WTI/WTS crude oil differential. The WTI/WTS crude oil differential increased from an average of $4.68 per barrel in the three-month period ending March 31, 2005, to $6.44 per barrel in the same period in 2006.
Refinery operating expenses. Refinery operating expenses, excluding depreciation, includes both the variable costs (including energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries. Refinery operating expenses, excluding depreciation, were $68.9 million in the three months ended March 31, 2006 compared to $61.4 million in the comparable period of 2005.
The Cheyenne Refinery operating expenses, excluding depreciation, were $23.8 million in the three months ended March 31, 2006 compared to $17.3 million in the comparable period of 2005. The increase resulted from higher natural gas usage and prices ($2.3 million), higher maintenance costs, primarily due to freezing weather conditions ($2.5 million), consulting and legal fees ($428,000), turnaround accruals ($448,000), environmental expenditures ($233,000) and chemical and additive costs ($232,000).
The El Dorado Refinery operating expenses, excluding depreciation, were $45.1 million in the three months ended March 31, 2006, increasing from $44.0 million in the same three-month period of 2005. The primary areas of increased costs were in electricity ($1.8 million), chemicals and additives ($1.5 million), turnaround accruals ($659,000), lease and rental equipment ($478,000) and non-maintenance contractors ($416,000). Reduced costs resulted from lower turnaround costs in excess of accruals ($2.6 million), salaries and benefits ($482,000) and a net $513,000 reduction in natural gas costs as reduced consumption more than offset an increase in price. Electricity costs were higher during the quarter ended March 31, 2006, compared to the same period in 2005, as we produced electricity from our cogeneration facility in 2005. These increased electricity costs were partially offset by lower natural gas costs, as we did not purchase natural gas for the cogeneration facility.
Selling and general expenses. Selling and general expenses, excluding depreciation, increased $1.9 million, or 27%, from $7.0 million for the three months ended March 31, 2005 to $8.9 million for the three months ended March 31, 2006, primarily due to increases in salaries and benefits from the vesting of stock compensation in 2006 for an executive officer who retired March 31, 2006 and additional stock compensation expense due to the adoption of FAS No. 123(R).
Depreciation and amortization. Depreciation and amortization increased $607,000, or 7%, for the three months ended March 31, 2006 compared to the same period in 2005 because of increased capital investment in our Refineries.
Interest expense and other financing costs. Interest expense and other financing costs of $2.4 million for the three months ended March 31, 2006 decreased $602,000, or 20%, from $3.0 million in the comparable period in 2005. The reduction was due to $1.5 million of interest cost being capitalized in the three months ended March 31, 2006, compared to only $200,000 of interest cost being capitalized in the three months ended March 31, 2005, offset by $400,000 in costs related to the Utexam Master Crude Oil Purchase and Sale Contract (see Note 10 in the “Notes to Interim Consolidated Financial Statements”) and $244,000 in accrued interest on income tax contingencies during the three months ended March 31, 2006. Average debt outstanding decreased to $155.4 million during the three months ended March 31, 2006 from $171.0 million for the same period in 2005.
Interest and investment income. Interest and investment income increased $1.8 million from $737,000 in the three months ended March 31, 2005, to $2.5 million in the three months ended March 31, 2006, because we had more cash available to invest and because of higher interest rates on invested cash.
Provision for income taxes. The provision for income tax for the three months ended March 31, 2006 was $34.5 million on pretax income of $92.1 million (or 37.5%) reflecting a benefit of the “American Jobs Creation Act of 2004” production activities deduction for manufacturers. Our current estimated effective tax rate excluding this benefit is 37.92%. The provision for income taxes for the three months ended March 31, 2005, was $20.9 million on pretax income of $55.4 million (or 37.8%) reflecting a benefit of the “American Jobs Creation Act of 2004” production activities deduction for manufacturers.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities. Net cash used by operating activities was $49.8 million for the three months ended March 31, 2006 compared to net cash used by operating activities of $21.7 million during the three months ended March 31, 2005. Improved results of operations increased cash flow significantly but were more than offset by higher uses of cash for working capital.
Working capital changes used a total of $126.7 million of cash in the three months ended March 31, 2006 while using only $79.7 million of cash in the comparable period in 2005. The most significant uses of cash for working capital changes during the three-month period of 2006 were an increase in inventories of $65.9 million, an increase in receivables of $13.4 million and a decrease in trade and other payables of $52.9 million compared to an increase in inventories of $80.6 million, an increase in receivables of $16.1 million and a decrease in accrued liabilities of $10.6 million in the 2005 comparable period. The increase in inventories during the three months ended March 31, 2006, was due to a significant increase in crude oil in-transit inventories, primarily the Canadian crude in-transit for the El Dorado Refinery, as well as other increased inventory levels and slightly higher prices. The decrease in trade and other payables during the three months ended March 31, 2006, was primarily due to a $40.0 million decrease in crude payables between March 31, 2006 and December 31, 2005, a significant portion of which was due to the lower priced Canadian crude now being purchased for the El Dorado Refinery.
At March 31, 2006, we had $208.0 million of cash and cash equivalents, working capital of $298.9 million and $181.5 million of borrowing base availability for additional borrowings under our revolving credit facility.
Cash flows used in investing activities. Capital expenditures during the first three months of 2006 were $29.6 million, which included approximately $16.2 million for the El Dorado Refinery and $13.3 million for the Cheyenne Refinery. The $16.2 million of capital expenditures for our El Dorado Refinery included $10.2 million for the ultra low sulfur diesel project (discussed below) and $2.0 million for the crude unit and vacuum tower expansion as well as operational, payout, safety, administrative, environmental and optimization projects. The $13.3 million of capital expenditures for our Cheyenne Refinery included approximately $4.6 million for the ultra low sulfur diesel project and $4.1 million for the coker expansion as well as environmental, operational, safety, administrative and payout projects.
Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we have made, and may be required to make, contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s annual revenues less material costs and operating costs, other than depreciation. Such contingency payments are recorded as additional acquisition cost when the payment is considered probable and estimatable. The total amount of these contingent payments is capped at $40.0 million, with an annual cap of $7.5 million. Payments of $7.5 million each were paid in early 2005 and 2006, based on 2004 and 2005 results, and were accrued as of December 31, 2004 and 2005. Including the payment made in early 2006, we have paid a total of $22.5 million to date for contingent earn-out payments. Based on the results of operations for the three months ended March 31, 2006, it is probable that a payment will be required in early 2007, and $2.3 million was accrued at March 31, 2006.
During the first quarter of 2005, we received the remaining payments of $2.1 million from our insurance companies for claims related to the 2004 coker fire at the Cheyenne Refinery.
Cash flows used in financing activities. The payment of $58.5 million in dividends during the three months ended March 31, 2006 was our largest use of cash for financing activities. During the three months ended March 31, 2006, we also used $9.5 million to repurchase stock, of which $1.9 million was for the settlement of stock purchased in December 2005 and $6.4 million was for the purchase of 153,494 shares in the first quarter of 2006 (both of which were made under the authorization of the stock repurchase program discussed below). We also increased our treasury stock by 21,821 shares ($1.2 million) from stock surrendered by employees to pay their withholding taxes on shares of restricted stock which vested during the first quarter of 2006.
During the three months ended March 31, 2006, we issued 246,800 shares of common stock due to stock option exercises by employees and members of our Board of Directors, for which we received $2.1 million in cash by March 31, 2006 and the remaining $80,000 in early April 2006. We have authorization from our Board of Directors to repurchase up to 16 million shares of our common stock. Through March 31, 2006, we had purchased 9,609,026 shares of common stock under this stock repurchase program and had authorization remaining under this program to purchase an additional 6,390,974 shares. On November 30, 2005, our Board of Directors confirmed utilizing up to $100 million for share repurchases under this program. We may repurchase our common stock under this program from time to time in the open market depending on price, market conditions and other factors. As of March 31, 2006, $14.1 million (349,294 shares) of the $100 million had been utilized for repurchases.
As of March 31, 2006, we had $150.0 million of long-term debt and no borrowings under our revolving credit facility. We also had $43.5 million outstanding letters of credit under our revolving credit facility. We were in compliance with the financial covenants of our revolving credit facility as of March 31, 2006. We had shareholders’ equity of $501.7 million as of March 31, 2006. Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Our Board of Directors (“Board”) declared both a special cash dividend of $1.00 per share and a regular quarterly cash dividend of $0.04 per share in December 2005, which were paid in January 2006. In addition, a quarterly cash dividend of $0.04 per share was declared in March 2006 and paid in April 2006. The total cash required for the dividend declared in March 2006 was approximately $2.4 million and was included in “Accrued dividends” on the March 31, 2006 Consolidated Balance Sheet.
We announced on April 27, 2006 that our Board had approved a 2-for-1 stock split by means of a stock dividend on our common stock. Effective with the stock split, the Board also approved a 50% increase in the regular quarterly dividend to $0.03 per share ($0.12 annualized) from the current split-adjusted level of $0.02 per share. The stock split is subject to shareholder approval of an amendment to our restated articles of incorporation, as amended, to increase the number of authorized shares from 90 million to 180 million at a special shareholders’ meeting scheduled for June 9, 2006. If the increase in authorized shares is approved at the special meeting, the stock dividend will be paid on June 26, 2006, to shareholders of record on June 19, 2006.
Future capital expenditures. Compliance with the upcoming ultra low sulfur diesel requirements affecting our Refineries will require additional capital expenditures through mid-2006. Total capital, including capitalized interest, which we expect to spend to comply with these regulations is currently estimated to be approximately $106.5 million at the El Dorado Refinery and $16.6 million at the Cheyenne Refinery. Expenditures for the ultra low sulfur diesel projects through March 31, 2006 (including 2004, 2005 and 2006 expenditures) were $88.0 million at the El Dorado Refinery and $10.8 million at the Cheyenne Refinery. The remaining costs for the ultra low sulfur diesel projects at both Refineries will be incurred before mid-2006. As of March 31, 2006, current outstanding commitments for ultra low sulfur diesel projects at the El Dorado and Cheyenne Refineries were $6.9 million and $1.6 million, respectively. The American Jobs Creation Act of 2004 allows us, as a small business refiner, to deduct for federal income tax purposes 75% of the qualified costs related to these low sulfur diesel expenditures in the years incurred and will provide income tax credits based on the resulting production of ultra low sulfur diesel for up to 25% of the remaining qualified costs. Production of ultra low sulfur diesel is expected to begin by mid-2006 at our Refineries.
Capital expenditures aggregating approximately $206 million are currently planned for 2006, and include $105 million at our El Dorado Refinery, $100million at our Cheyenne Refinery, and $700,000 for capital expenditures in our Denver and Houston offices, and for our share of crude oil pipeline projects. The $105 million of planned capital expenditures for our El Dorado Refinery includes approximately $28.7 million for the ultra low sulfur diesel project discussed above, $47 million for the crude unit and vacuum tower expansion, discussed below, as well as environmental, operational, safety, administrative and payout projects. The $100 million of planned capital expenditures for our Cheyenne Refinery includes approximately $10.4 million for the ultra low sulfur diesel project discussed above, $51 million for the coker expansion, $7.5 million for a new amine unit and $5 million for the crude fractionation project, which are discussed below, as well as environmental, operational, safety, administrative and payout projects. Our 2006 capital expenditures are being funded with cash generated by our operations and by using our existing cash, as necessary.
Our Board of Directors has also approved four major capital projects which we expect to complete between 2006 and 2008. These projects include a $150.0 million crude unit and vacuum tower expansion at our El Dorado Refinery and, at our Cheyenne Refinery, a $78.5 million coker expansion and revamp, a $7.5 million new amine unit and an $8.2 million crude fractionation project. The above amounts include estimated capitalized interest. At March 31, 2006, outstanding purchase commitments for the crude unit and vacuum tower expansion project at our El Dorado Refinery were $2.7 million. At our Cheyenne Refinery, the coker expansion project’s outstanding commitments at March 31, 2006 were $7.8 million.
The crude unit and vacuum tower expansion at the El Dorado Refinery will allow for higher crude charge rates (including a significantly greater percentage of heavy crude oil) and higher gasoline and distillate yields. This project will likely be implemented in the spring of 2008 during the next planned turnaround for the crude/vacuum unit complex. The coker expansion at the Cheyenne Refinery, which is anticipated to be completed in 2007, will significantly decrease the amount of asphalt produced and increase the amount of higher margin light products such as gasoline and diesel. The new amine unit at the Cheyenne Refinery is intended to result in improved alkylation unit reliability and provide environmental compliance if the main amine unit is not operating. The project is expected to be completed in 2006. The crude fractionation project at the Cheyenne Refinery will allow us to replace light crude purchases with less expensive heavier crude oil while maintaining gasoline and diesel yields. We expect to fund these projects with existing cash and internally generated cash flow.
The Energy Tax Incentives Act of 2005 (the “Act”) contains provisions that may affect certain of our financial or operational considerations in the coming years. The Act includes a provision that allows a refiner to expense capital costs associated with expansion of refining capacity, as determined by the manufacture of liquid products other than asphalt and lube oil, in excess of 5% above previously produced volumes. The Act also requires that refiners, importers and blenders ensure that renewable fuel (e.g., ethanol) is blended into the nation’s gasoline pool at escalating, prescribed rates beginning with a 4.0 billion gallon requirement in 2006 and increasing to 7.5 billion gallons in 2012. We are currently evaluating the potential consequence that these and other provisions of the Act may have on our future operations.

CONTRACTUAL OBLIGATIONS
We entered into a definitive agreement with Rocky Mountain Pipeline System LLC (“Rocky Mountain”) on March 31, 2006 to support construction of a new crude pipeline from Guernsey, Wyoming to Rocky Mountain’s Fort Laramie, Wyoming tank farm and then to our Cheyenne Refinery. We made a ten year commitment to ship 35,000 bpd on the new pipeline and will concurrently lease approximately 300,000 barrels of dedicated storage capacity in the Rocky Mountain tank farm. The pipeline, which is designed to transport 55,000 bpd of heavy crude and is expandable to 90,000 bpd, is expected to first transport crude oil in the second quarter of 2007, shortly after our planned Cheyenne Refinery coker expansion from 10,000 bpd to 13,500 bpd.
On February 22, 2006, our Compensation Committee of the Board of Directors approved the Executive Retiree Medical Benefit Plan. The Executive Retiree Medical Benefit Plan provides a post-retirement medical benefit for certain of our executive officers. Due to the plan design, the amount to be contributed by the retirees is expected to cover the full cost of the plan.

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the three months ended March 31, 2006 and 2005. The statistical information includes the following terms:
•	Charges - the quantity of crude oil and other feedstock processed through Refinery units on a bpd basis.
•	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
•	Gasoline and diesel crack spreads - The average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average WTI crude oil price at Cushing, Oklahoma.
•	Light/heavy crude oil differential - the average differential between the benchmark WTI crude oil priced at Cushing, Oklahoma and the heavy crude oil delivered to the Cheyenne Refinery.
•	WTI/WTS crude oil differential - the average differential between benchmark WTI crude oil priced at Cushing, Oklahoma and the West Texas sour crude oil priced at Midland, Texas.

Consolidated:
	Three Months Ended
	March 31,
	2006	2005
Charges (bpd)
Light crude	40,304	33,575
Heavy and intermediate crude	109,198	102,442
Other feed and blend stocks	16,700	14,563
Total	166,202	150,580

Manufactured product yields (bpd)
Gasoline	83,564	67,006
Diesel and jet fuel	52,627	49,111
Asphalt	5,271	4,119
Other	20,807	26,666
Total	162,269	146,902

Total product sales (bpd)
Gasoline	90,073	73,418
Diesel and jet fuel	50,839	49,480
Asphalt	6,497	4,507
Other	17,252	18,506
Total	164,661	145,911

Refinery operating margin information (per sales barrel)
Refined products revenue	$67.98	$52.79
Raw material, freight and other costs (FIFO inventory accounting)	56.24	42.52
Refinery operating expenses, excluding depreciation	4.65	4.67
Depreciation, accretion and amortization	0.59	0.63

Average WTI crude oil priced at Cushing, OK (per barrel)	$62.33	$49.53

Average gasoline crack spread (per barrel)	$9.22	$7.28
Average diesel crack spread (per barrel)	15.51	9.92

Average sales price (per sales barrel)
Gasoline	$72.90	$57.40
Diesel and jet fuel	77.69	59.42
Asphalt	28.09	21.07
Other	28.77	24.52

Cheyenne Refinery:
	Three Months Ended
	March 31,
	2006	2005
Charges (bpd)
Light crude	12,414	7,066
Heavy crude	32,204	34,181
Other feed and blend stocks	2,536	4,968
Total	47,154	46,215

Manufactured product yields (bpd)
Gasoline	19,601	19,708
Diesel	14,342	13,371
Asphalt	5,271	4,119
Other	6,097	7,278
Total	45,311	44,476

Total product sales (bpd)
Gasoline	25,827	26,102
Diesel	12,780	13,430
Asphalt	6,497	4,507
Other	4,788	6,477
Total	49,892	50,516

Refinery operating margin information (per sales barrel)
Refined products revenue	$64.37	$50.78
Raw material, freight and other costs (FIFO inventory accounting)	50.05	41.21
Refinery operating expenses, excluding depreciation	5.30	3.81
Depreciation, accretion and amortization	0.99	0.96

Average light/heavy crude oil differential (per barrel)	$18.99	$14.10

Average gasoline crack spread (per barrel)	$9.32	$6.87
Average diesel crack spread (per barrel)	18.28	11.30

Average sales price (per sales barrel)
Gasoline	$73.69	$58.63
Diesel	80.71	60.79
Asphalt	28.09	21.07
Other	19.77	19.06

El Dorado Refinery:
	Three Months Ended
	March 31,
	2006	2005
Charges (bpd)
Light crude	27,890	26,509
Heavy and intermediate crude	76,994	68,262
Other feed and blend stocks	14,164	9,596
Total	119,048	104,367

Manufactured product yields (bpd)
Gasoline	63,963	47,297
Diesel and jet fuel	38,285	35,740
Other	14,710	19,388
Total	116,958	102,425

Total product sales (bpd)
Gasoline	64,245	47,316
Diesel and jet fuel	38,059	36,050
Other	12,464	12,029
Total	114,768	95,395

Refinery operating margin information (per sales barrel)
Refined products revenue	$69.56	$53.85
Raw material, freight and other costs (FIFO inventory accounting)	58.94	43.21
Refinery operating expenses, excluding depreciation	4.37	5.13
Depreciation	0.42	0.45

Average WTI/WTS crude oil differential (per barrel)	$6.44	$4.68

Average gasoline crack spread (per barrel)	$9.18	$7.51
Average diesel crack spread (per barrel)	14.58	9.40

Average sales price (per sales barrel)
Gasoline	$72.58	$56.72
Diesel and jet fuel	76.67	58.91
Other	32.23	27.46

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
Under our FIFO inventory accounting method, crude oil price movement can cause significant fluctuation in the valuation of our crude oil, unfinished products and finished products inventories, resulting in inventory gains when crude oil prices increase and inventory losses when crude oil prices decrease during the reporting period.

Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on future production. Gains or losses on commodity derivative contracts accounted for as hedges are recognized in the Consolidated Statements of Income as “Raw material, freight and other costs” or “Refinery operating expenses, excluding depreciation” when the associated transactions are consummated, while gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” in the Consolidated Statements of Income at each period end. See Note 6 “Price Risk Management Activities” in the “Notes to Interim Consolidated Financial Statements.”

Interest Rate Risk. Borrowings under our revolving credit facility bear a current market rate of interest. A one percent increase or decrease in interest rates on our revolving credit facility would not significantly affect our earnings or cash flows. Our $150.0 million principal of 6⅝% Senior Notes that were outstanding at March 31, 2006, and due 2011, have a fixed interest rate. Thus, our long-term debt is not exposed to cash flow risk from interest rate changes. Our long-term debt, however, is exposed to fair value risk. The estimated fair value of our 6⅝% Senior Notes at March 31, 2006 was $150.4 million.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings - See Note 8 in the Notes to Interim Consolidated Financial Statements.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds - (c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1, 2006 to January 31, 2006	125,000	$41.4412	125,000	6,419,468
February 1, 2006 to February 28, 2006	28,494	43.5484	28,494	6,390,974
March 1, 2006 to March 31, 2006	-	-	-
Total first quarter	153,494	$41.8323	153,494	6,390,974

(1)
Shares were purchased under a stock repurchase program which authorizes repurchases up to sixteen million shares. The program has no expiration date but may be terminated by the Board of Directors at any time. On November 30, 2005, our Board of Directors confirmed utilizing up to $100 million for share repurchases under this program, and as of March 31, 2006, $14.1 million (349,294 shares) of the $100 million had been utilized for repurchases. We may repurchase our common stock under this program from time to time in the open market depending on price, market conditions and other factors. No shares were purchased during the periods shown other than through publicly-announced programs.

(2)	Shares shown in this column reflect authorized shares remaining which may be repurchased under the stock repurchase program referenced in note 1 above.

ITEM 6.
Exhibits -

10.1 - First Amendment to Second Amended and Restated Revolving Credit Agreement, dated February 3, 2006, by Frontier Oil and Refining Company, Frontier Oil Corporation, each of the financial institutions party thereto and Union Bank of California, N.A.

10.2 - Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated March 10, 2006, by Frontier Oil and Refining Company, Frontier Oil Corporation, each of the financial institutions party thereto and Union Bank of California, N.A.

10.3 - Executive Retiree Medical Benefit Plan

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

Date: May 8, 2006