Form 10-K
period 2006-12-31
FRONTIER OIL CORP /NEW/
filed 2007-02-28
CIK 110430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☑	OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2006
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
Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2006 was $3.1 billion.

The number of shares of common stock outstanding as of February 22, 2007 was 109,223,306.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the registrant’s 2007 annual meeting of shareholders are incorporated by reference into Items 10 through 14 of Part III.

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

PART I

Item 1.     Business

Summary
The terms “Frontier,” “we,” “us” and “our” as used in this Form 10-K refer to Frontier Oil Corporation and its subsidiaries, except where it is clear that those terms mean only the parent company. When we use the term “Rocky Mountain region,” we refer to the states of Colorado, Wyoming, Montana and Utah, and when we use the term “Plains States,” we refer to the states of Kansas, Oklahoma, eastern Nebraska, Iowa, Missouri, North Dakota and South Dakota.

Overview
We are an independent energy company engaged in crude oil refining and the wholesale marketing of refined petroleum products. We operate refineries (the “Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a total annual average crude oil capacity of approximately 162,000 barrels per day (“bpd”). Both of our Refineries are complex refineries, which means that they can process heavier, less expensive types of crude oil and still produce a high percentage of gasoline, diesel fuel and other high margin refined products. We focus our marketing efforts in the Rocky Mountain region and the Plains States, which we believe are among the most attractive refined products markets in the United States. The operations of refining and marketing of petroleum products are considered part of one reporting segment.
Cheyenne Refinery. Our Cheyenne Refinery has a permitted crude oil capacity of 52,000 bpd on a twelve-month average. We market its refined products primarily in the eastern slope of the Rocky Mountain region, which encompasses eastern Colorado (including the Denver metropolitan area), eastern Wyoming and western Nebraska (the “Eastern Slope”). The Cheyenne Refinery has a coking unit, which allows the refinery to process extensive amounts of heavy crude oil for use as a feedstock. The ability to process heavy crude oil lowers our raw material costs because heavy crude oil is generally less expensive than lighter types of crude oil. For the year ended December 31, 2006, heavy crude oil constituted approximately 73% of the Cheyenne Refinery’s total crude oil charge. For the year ended December 31, 2006, the Cheyenne Refinery’s product yield included gasoline (42%), diesel fuel (31%) and asphalt and other refined petroleum products (27%).
El Dorado Refinery. The El Dorado Refinery is one of the largest refineries in the Plains States and the Rocky Mountain region with an average crude oil capacity of 110,000 bpd. The El Dorado Refinery can select from many different types of crude oil because of its direct access to Cushing, Oklahoma, which is connected by pipeline to the Gulf Coast and, beginning in early 2006, to Canada. This access, combined with the El Dorado Refinery’s complexity (including a coking unit), gives it the flexibility to refine a wide variety of crude oils. In connection with our acquisition of the El Dorado Refinery in 1999, we entered into a 15-year refined product offtake agreement for gasoline and diesel production at this refinery with Shell Oil Products US (“Shell”). Shell has also agreed to purchase all jet fuel production until the end of the product offtake agreement. As our deliveries to Shell under the refined product offtake agreement have declined, we have marketed an increasing portion of the El Dorado Refinery’s gasoline and diesel in the same markets where Shell currently sells the El Dorado Refinery’s products, primarily in Denver and throughout the Plains States. For the year ended December 31, 2006, the El Dorado Refinery’s product yield included gasoline (52%), diesel and jet fuel (36%) and chemicals and other refined petroleum products (12%).
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
For the most part, heavy crude oil tends to be sour and light crude oil tends to be sweet. When refined, light crude oil produces a higher proportion of high margin refined products such as gasoline, diesel and jet fuel and, as a result, is more expensive than heavy crude oil. In contrast, heavy crude oil produces more low margin by-products and heavy residual oils. The discount at which heavy crude oil sells compared to light crude oil is known in the industry as the light/heavy spread or differential, while the discount at which sour crude oil sells compared to light crude oil is known as the sweet/sour, or WTI/WTS, spread or differential. Coking units, such as the ones at our Refineries, can process certain by-products and heavy residual oils to produce additional volumes of gasoline and diesel, thus increasing the aggregate yields of higher margin refined products from the same initial volume of crude oil.
Refineries are frequently classified according to their complexity, which refers to the number, type and capacity of processing units at the refinery. Each of our Refineries possesses a coking unit, which provides substantial upgrading capacity and generally increases a refinery’s complexity rating. Upgrading capacity refers to the ability of a refinery to produce high yields of high margin refined products such as gasoline and diesel from heavy and intermediate crude oil. In contrast, refiners with low upgrading capacity must process primarily light, sweet crude oil to produce a similar yield of gasoline and diesel. Some low complexity refineries may be capable of processing heavy and intermediate crude oil, but they will produce large volumes of by-products, including heavy residual oils and asphalt. Because gasoline, diesel and jet fuel sales generally achieve higher margins than are available on other refined products, we expect that these products will continue to make up the majority of our production.
Refinery Maintenance. Each of the processing units at our Refineries requires regular maintenance and repair shutdowns (referred to as “turnarounds”) during which the unit is not in operation. Turnaround cycles vary for different units but are generally required every one to five years. In general, turnarounds at our Refineries are managed so that some units continue to operate while others are down for scheduled maintenance. We also coordinate operations by staggering turnarounds between our two Refineries. Turnarounds are implemented using our regular personnel as well as additional contract labor. Once started, turnaround work typically proceeds 24 hours per day to minimize unit downtime. We defer the costs of turnarounds when incurred and amortize them on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. We normally schedule our turnaround work during the spring or fall of each year. When we perform a turnaround, we may increase product inventories prior to the turnaround to minimize the impact of the turnaround on our sales of refined products.
During 2006, we had no major turnaround work at the El Dorado Refinery. However, an existing distillate hydrotreater was revamped and loaded with new catalyst in preparation for the production of ultra-low sulfur diesel (“ULSD”). Construction of a new hydrogen manufacturing plant and a new distillate hydrotreater was also completed during the second quarter of 2006. Those units were brought on-line, and we completed plant modifications necessary to fully comply with the 2006 regulations pertaining to the production of ULSD. At the El Dorado Refinery, the only 2007 major turnaround work is expected to be on the alkylation unit.
The major turnaround work performed at the Cheyenne Refinery during 2006 was on the alkylation plant. However, the distillate hydrotreater unit at the Cheyenne Refinery was also revamped in 2006 in preparation for the production of ULSD, including the modification of an existing reactor and addition of a new reactor and furnace. For 2007, the major turnaround work planned at the Cheyenne Refinery is on the fluid catalytic cracking unit (“FCCU”), the crude unit and the coker. Timing of these turnarounds is expected to coincide with our shutdown of the delayed coking unit to implement the planned coker unit expansion.

Marketing and Distribution
Cheyenne Refinery. The primary market for the Cheyenne Refinery’s refined products is the Eastern Slope. For the year ended December 31, 2006, we sold approximately 85% of the Cheyenne Refinery’s gasoline sales volumes in Colorado and 12% in Wyoming. For the year ended December 31, 2006, we sold approximately 69% of the Cheyenne Refinery’s diesel in Wyoming and 25% in Colorado. Because of the location of the Cheyenne Refinery, we are able to sell a significant portion of its diesel product from the truck rack at the Refinery, thereby eliminating transportation costs. The gasoline and remaining diesel produced by this Refinery are primarily shipped via pipeline to terminals for distribution by truck or rail. Pipeline shipments from the Cheyenne Refinery are handled mainly by the Plains All American Pipeline (formerly Rocky Mountain Pipeline), serving Denver and Colorado Springs, Colorado, and the ConocoPhillips pipeline, serving Sidney, Nebraska.
We sell refined products from our Cheyenne Refinery to a broad base of independent retailers, jobbers and major oil companies. Refined product prices are determined by local market conditions at distribution centers known as “terminal racks,” and prices at the terminal racks are posted daily by sellers. The customer at a terminal rack typically supplies its own truck transportation. In the year ended December 31, 2006, approximately 88% of the Cheyenne Refinery’s sales were made to its 25 largest customers compared to the year ended December 31, 2005, when approximately 85% of the Cheyenne Refinery’s sales were made to its 25 largest customers. Occasionally, marketing volumes exceed the Refinery’s production, in which case we purchase product in the spot market as needed.
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
For the year ended December 31, 2006, Shell was the El Dorado Refinery’s largest customer, representing approximately 64% of the El Dorado Refinery’s total sales and 44% of our total sales. Under the offtake agreement, Shell purchases gasoline, diesel and jet fuel produced by the El Dorado Refinery at market-based prices. Initially in 1999, Shell purchased all of the El Dorado Refinery’s production of these products. Beginning in 2000, we retained and marketed 5,000 bpd of the Refinery’s gasoline and diesel production. The retained portion increases by 5,000 bpd each year through 2009. In 2006, we retained 35,000 bpd of the Refinery’s gasoline and diesel production. As our sales to Shell under this agreement decrease, we intend to sell the gasoline and diesel produced by the El Dorado Refinery in the same general markets as Shell currently does, as described above.

Competition
Cheyenne Refinery. The most competitive market for the Cheyenne Refinery’s products is the Denver metropolitan area. Other than the Cheyenne Refinery, three principal refineries serve the Denver market: a 70,000 bpd refinery near Rawlins, Wyoming and a 25,000 bpd refinery in Casper, Wyoming, both owned by Sinclair Oil Company (“Sinclair”); and a 90,000 bpd refinery located in Denver and owned by Suncor Energy (U.S.A.) Inc. (“Suncor”). Five product pipelines also supply Denver, including three from outside the region that enable refined products from other regions to be sold in the Denver market. Refined products shipped from other regions typically bear the burden of higher transportation costs.
The Suncor refinery located in Denver has lower product transportation costs to serve the Denver market than we do. However, the Cheyenne Refinery has lower crude oil transportation costs because of its proximity to the Guernsey, Wyoming hub, the major crude oil pipeline hub in the Rocky Mountain region, and because of our ownership interest in the Centennial pipeline, which runs from Guernsey to the Cheyenne Refinery. Moreover, unlike Sinclair and Suncor, we only sell our products to the wholesale market. We believe that our commitment to the wholesale market gives us certain marketing advantages over our principal competitors in the Eastern Slope area, all of which also have retail outlets, because we do not compete directly with independent retailers of gasoline and diesel.
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

Crude Oil Supply
Cheyenne Refinery. In the year ended December 31, 2006, we obtained approximately 58% of the Cheyenne Refinery’s crude oil charge from Canada, 22% from Wyoming, 17% from Colorado and 3% from other domestic sources. During the same period, heavy crude oil constituted approximately 73% of the Cheyenne Refinery’s total crude oil charge, compared to 82% in 2005 as we increased our charges of lighter crude oil in 2006 to take advantage of market opportunities. Cheyenne is 88 miles south of Guernsey, Wyoming, the main hub and crude oil trading center for the Rocky Mountain region. We transport up to 25,000 bpd of crude oil from Guernsey to the Cheyenne Refinery through the Centennial pipeline. Additional crude oil volumes are transported on an alternative common carrier pipeline. We anticipate that by mid-2007 Plains All American Pipeline will have completed construction of a new pipeline from Guernsey to Cheyenne, Wyoming. Ample quantities of heavy crude oil are available at Guernsey, including both locally produced Wyoming general sour and imported Canadian heavy crude oil, which is supplied by the Express pipeline system and the Poplar and Butte pipelines. The Cheyenne Refinery’s processing of 73% heavy crude oil in 2006, and our ability to process a higher percentage of heavy crude oil, gives us a distinct advantage over the three other Eastern Slope refineries, none of which has the necessary upgrading capacity to process such high volumes of heavy crude oil.
We purchase crude oil for the Cheyenne Refinery from several suppliers, including major oil companies, marketing companies and large and small independent producers, under arrangements which contain market-responsive pricing provisions. Many of these arrangements are subject to cancellation by either party or have terms that are not in excess of one year and are subject to periodic renegotiation. We have a five-year crude oil supply agreement with Baytex Marketing Ltd., which commenced January 1, 2003, and expires December 31, 2007. This agreement provides for the purchase of up to 20,000 bpd of a Lloydminster crude oil blend, a heavy Canadian crude oil. This type of crude oil typically sells at a discount from lighter crude oil prices. Our price for crude oil under the agreement is equal to 71% of the simple average of the near month settlement prices of the NYMEX light sweet crude oil contracts during the month of delivery, plus the cost of transportation based on the Express Pipeline tariff from Hardisty, Alberta to Guernsey, Wyoming, less $0.25 per barrel.
El Dorado Refinery. In the year ended December 31, 2006, we obtained approximately 67% of the El Dorado Refinery’s crude oil charge from Texas, 15% from Canada, 8% from Kansas, 6% from Louisiana, and the remaining 4% from other foreign and domestic locations. El Dorado is 125 miles north of Cushing, Oklahoma, a major crude oil hub. The Cushing hub is supplied by the Seaway pipeline, which runs from the Gulf Coast; the Basin pipeline, which runs through Wichita Falls, Texas from West Texas; the Sun pipeline, which originates at the Gulf Coast and connects to the Basin pipeline at Wichita Falls and the Spearhead Pipeline which connects at Griffith, Indiana with the Enbridge Pipeline to bring crude from Canada. The Osage pipeline runs from Cushing to El Dorado and transported approximately 92% of our crude oil charge during the year ended December 31, 2006. The remainder of our crude oil charge was transported to the El Dorado Refinery through Kansas gathering system pipelines. We have a Transportation Services Agreement to transport 38,000 bpd of crude oil on the Spearhead Pipeline from Griffith, Indiana to Cushing, Oklahoma, which enables us to transport heavy Canadian crude oil to our El Dorado Refinery. The initial term of this agreement is for a period of ten years from the actual commencement date of March 2006. We have the right to extend the agreement for an additional ten years and increase the volume transported under a preferential tariff to 50,000 bpd.

Safety
We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state occupational safety statutes.
The Cheyenne Refinery’s OSHA recordable incident rate in 2006 of 1.67 is higher than the latest reported industry average of 1.05 in 2005 as compiled by the National Petrochemical and Refiner’s Association (“NPRA”). While the frequency of injuries at the Cheyenne Refinery has risen above the NPRA average and our 2005 OSHA recordable incident rate of 1.07, we continue to emphasize safety and the various programs in place that support maintenance of a strong safety culture. This emphasis was evidenced by our 2006 achivement of completing more than four years without a lost-time accident. These efforts are supported by both management and our union employees. We are working to strengthen our behavioral-based safety observation programs as well as our process safety management programs. Because our contractor injury rate is higher than our employee injury rate at our Cheyenne Refinery, we increased our efforts in the area of contractor safety in 2006. By improving the training of the contractor workforce in general, we believe that we can improve the safety of the outside labor we hire at our Cheyenne Refinery as well as that of other industrial facilities in our geographic region.
The El Dorado Refinery’s OSHA recordable incident rate of 1.47 in 2006 compares to a rate of zero for 2005. The industry standard incident rate is 1.05 as last reported by NPRA for 2005. After completing 16 months in March 2006 without a recordable injury, El Dorado experienced a recordable event in April and four other OSHA recordable events for the rest of 2006. Management and employees at the El Dorado Refinery remain committed to those programs, processes and behaviors that had helped achieve a run of almost a year-and-a-half without a single OSHA recordable event. Improvement in contractor safety was a key initiative for the El Dorado refinery during 2006. Behavior-based safety programs were introduced in 2004 for our own employees. During 2006, we included the majority of our contractor base in these programs as well. These efforts resulted in a significant increase in contractor safety awareness and much improved contractor safety results.
Our employees and management continue to dedicate their efforts to a balanced safety program that combines individual behavioral elements in a safety-coaching environment with structured management-driven programs to improve the safety of the facility and operating procedures. Our objective is a safe working environment for employees who know how to work safely. Encouraging all employees to contribute toward improving safety performance through personal involvement in safety-related activities is an industry-proven way to reduce injuries.

Government Regulation

Environmental Matters.
See “Environmental” in Note 9 in the “Notes to Consolidated Financial Statements.”

Centennial Pipeline Regulation. We own a 34.72% undivided interest in the Centennial pipeline, which runs approximately 88 miles from Guernsey to Cheyenne, Wyoming. Suncor Pipe Line Company is the sole operator of the Centennial pipeline and holds the remaining ownership interest. The Cheyenne Refinery receives up to 25,000 bpd of crude oil feedstock through the Centennial pipeline. Under the terms of the operating agreement for the Centennial pipeline, the costs and expenses incurred to operate and maintain the Centennial pipeline are allocated to us on a combined basis, based on our throughput and ownership interest. The Centennial pipeline is subject to numerous federal, state and local laws and regulations relating to the protection of health, safety and the environment. We believe that the Centennial pipeline is operated in accordance with all applicable laws and regulations. We are not aware of any material pending legal proceedings to which the Centennial pipeline is a party.

Employees
At December 31, 2006, we employed approximately 747 full-time employees: 82 in the Houston and Denver offices, 285 at the Cheyenne Refinery, and 380 at the El Dorado Refinery. The Cheyenne Refinery employees include 99 administrative and technical personnel and 186 union members. The El Dorado Refinery employees include 138 administrative and technical personnel and 242 union members. The union members at our El Dorado Refinery are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”). The union members at our Cheyenne Refinery are represented by seven bargaining units, the largest being the USW.
For our Cheyenne Refinery, the current contract between the Company, the USW, and its Local 8-0574 (which represents approximately 150 workers) expires in July 2009.
At our El Dorado Refinery, the current contract between the Company, the USW, and its Local 5-241 (which represents approximately 250 workers) expires in January 2009.

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

Our profitability is affected by crude oil differentials, which increased slightly in 2006 over 2005 levels.
The light/heavy crude oil differential that we report is the average differential between the benchmark West Texas Intermediate (“WTI”) crude oil priced at Cushing, Oklahoma (ConocoPhillips WTI crude oil posting plus) and the heavy crude oil priced delivered to our Cheyenne Refinery. The WTI/WTS (sweet/sour) crude oil differential is the average differential between benchmark WTI crude oil priced at Cushing, Oklahoma and West Texas sour crude oil priced at Midland, Texas. Our profitability at our Cheyenne Refinery is affected by the light/heavy crude oil differential, and our profitability at our El Dorado Refinery is affected by the WTI/WTS crude oil differential. Starting in March 2006, when our El Dorado Refinery began receiving heavy Canadian crude oil through the Spearhead Pipeline, its profitability also began benefiting from the light/heavy crude oil differential. We typically prefer to refine heavy sour crude oil at the Cheyenne Refinery and intermediate sour crude oil at the El Dorado Refinery because they provide a higher refining margin than light or sweet crude oil does. Accordingly, any tightening of these crude oil differentials will reduce our profitability. The Cheyenne Refinery light/heavy crude oil differential averaged $16.21 per barrel in the year ended December 31, 2006, compared to $15.32 per barrel in the same period in 2005. The El Dorado Refinery light/heavy crude oil differential averaged $18.13 per barrel in the ten months ended December 31, 2006. The WTI/WTS crude oil differential averaged $5.22 per barrel in the year ended December 31, 2006, compared to $4.51 per barrel in the same period in 2005. Crude oil prices were historically high during 2006, contributing to attractive light/heavy crude oil differentials and WTI/WTS crude oil differentials. However, at the end of 2006, crude oil prices had declined from the highest levels, and the crude oil differentials may decline in the future.

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
Demand for our products is influenced by general economic conditions. In 2004, 2005 and 2006, crude oil differentials reached record levels, and refined product margins exceeded historical average levels. However, the recurrence of weaker economic and market conditions in the future may negatively impact our business and financial results.

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
Our operations could be subject to significant interruption, and our profitability could be impacted if any of our Refineries experienced a major accident or fire, was damaged by severe weather or other natural disaster, or was otherwise forced to curtail its operations or shut down. If a pipeline became inoperative, crude oil would have to be supplied to our Refineries through an alternative pipeline or from additional tank trucks to the Refineries, which could hurt our business and profitability. In addition, a major accident, fire or other event could damage our Refineries or the environment or cause personal injuries. If either of our Refineries experiences a major accident or fire or other event or an interruption in supply or operations, our business could be materially adversely affected if the damage or liability exceeds the amounts of business interruption, property, terrorism and other insurance that we maintain against these risks.
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

We face substantial competition from other refining and pipeline companies, and greater competition in the markets where we sell refined products could adversely affect our sales and profitability.
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
Our results of operations may be affected by increased costs of complying with the extensive environmental laws to which our business is subject and from any possible contamination of our facilities as a result of accidental spills, discharges or other releases of petroleum or hazardous substances.
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
We are a defendant in a series of lawsuits alleging, among other things, that emissions from an oil field or the production facilities thereon at the campus of the Beverly Hills High School, which were owned and operated by one of our subsidiaries between 1985 and 1995, caused the plaintiffs to develop cancers or various health problems. We could be subject to liability if these lawsuits are resolved adversely to us and the amount of the liability exceeds both the loss mitigation insurance we have purchased and any coverage under insurance policies that were in effect at the time that the alleged incidents occurred. See “Litigation - Beverly Hills Lawsuits” in Note 9 in the “Notes to Consolidated Financial Statements” for more information on these lawsuits.
Our business is inherently subject to accidental spills, discharges or other releases of petroleum or hazardous substances. Past or future spills related to any of our operations, including our Refineries, pipelines or product terminals, could give rise to liability (including potential cleanup responsibility) to governmental entities or private parties under federal, state or local environmental laws, as well as under common law. This could involve contamination associated with facilities that we currently own or operate, facilities that we formerly owned or operated and facilities to which we sent wastes or by-product for treatment or disposal and other contamination. Accidental discharges could occur in the future, future action may be taken in connection with past discharges, governmental agencies may assess penalties against us in connection with past or future contamination and third parties may assert claims against us for damages allegedly arising out of any past or future contamination. The potential penalties and clean-up costs for past or future releases or spills, the failure of prior owners of our facilities to complete their clean-up obligations, the liability to third parties for damage to their property, or the need to address newly-discovered information or conditions that may require a response could be significant, and the payment of these amounts could have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to various laws and regulations relating to occupational health and safety, which could give rise to increased costs and material liabilities.
The nature of our business may result from time to time in industrial accidents. Our operations are subject to various laws and regulations relating to occupational health and safety. Continued efforts to comply with applicable health and safety laws and regulations, or a finding of non-compliance with current regulations, could result in additional capital expenditures or operating expenses, as well as fines and penalties.

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
In addition, supplies of crude oil to our El Dorado Refinery are sometimes shipped from Gulf Coast production or terminaling facilities. This crude oil supply source could be potentially threatened in the event of future catastrophic damage.

We may have labor relations difficulties with some of our employees represented by unions.
Approximately 57 percent of our employees were covered by collective bargaining agreements at December 31, 2006. However, employees may conduct a strike at some time in the future, which may adversely affect our operations. See Item 1 “Business-Employees.”

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.     Properties

Refining Operations
We own the approximately 125 acre site of the Cheyenne Refinery in Cheyenne, Wyoming and the approximately 1,000 acre site of the El Dorado Refinery in El Dorado, Kansas.

Other Properties
We lease approximately 6,500 square feet of office space in Houston, Texas for our corporate headquarters under a lease expiring in October 2009. We also lease approximately 28,000 square feet of office space in Denver, Colorado under a lease expiring in April 2012 for our refining, marketing and raw material supply operations.

Item 3.      Legal Proceedings

See “Litigation” in Note 9 in the “Notes to Consolidated Financial Statements.”

Item 4.      Submission of Matters to a Vote of Security Holders

None.

Available Information
We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We are an electronic filer, and the SEC’s Internet site at http://www.sec.gov contains the reports, proxy and information statements, and other information filed electronically.
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
We filed our 2006 annual CEO certification with the New York Stock Exchange (“NYSE”) on April 28, 2006. We anticipate filing our 2007 annual CEO certification with the NYSE on or about April 27, 2007. In addition, we filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2005 the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is listed on the New York Stock Exchange under the symbol FTO. The quarterly high and low sales prices (as adjusted for our June 17, 2005 and June 26, 2006 stock splits) as reported on the New York Stock Exchange for 2006 and 2005 are shown in the following table:

2006	High	Low
Fourth quarter Third quarter Second quarter First quarter	$ 33.00 37.80 33.10 30.98	$ 24.00 24.33 23.75 18.99
2005	High	Low
Fourth quarter Third quarter Second quarter First quarter	$ 22.94 23.09 14.91 9.23	$ 15.77 13.28 9.23 5.98

The approximate number of holders of record for our common stock as of February 16, 2007 was 888. Quarterly cash dividends of $0.0125 per share have been declared on our common stock for each quarter beginning with the quarter ended June 2001 through the quarter ended June 30, 2004. The quarterly cash dividend was $0.015 per share for the quarters ended September 30, 2004 through March 31, 2005. The quarterly cash dividend was $0.02 per share for the quarters ended June 30, 2005 through March 31, 2006. In addition, a special cash dividend of $0.50 per share was declared for the quarter ended December 31, 2005 and paid on January 11, 2006, to shareholders of record on December 15, 2005. The quarterly cash dividend was $0.03 per share for the quarters ended June 30, 2006 through December 31, 2006. Our 6.625% Notes and our Revolving Credit Facility may restrict dividend payments based on the covenants related to interest coverage and restricted payments. See Notes 4 and 5 in the “Notes to Consolidated Financial Statements.”
The following graph indicates the performance of our common stock against the S&P 500 Index and against a refining peer group which is comprised of Sunoco Inc., Holly Corporation, Giant Industries, Inc., Ashland Inc., Valero Energy Corporation and Tesoro Corporation.

800
700
600
500
400
300
200
100
0
12/31/01
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
FTO
Refining Peer Group
S&P 500 Index

The following table sets forth information regarding equity securities that we have repurchased.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 1, 2006 to October 31, 2006	354,300	$ 24.8123	354,300	9,606,848 shares
November 1, 2006 to November 30, 2006	-	-	-	$100 million
December 1, 2006 to December 31, 2006	-	-	-	$100 million
Total fourth quarter	354,300	$ 24.8123	354,300	$100 million

(1) Shares were purchased under a stock repurchase program initially authorized by our Board of Directors on September 1, 1998, and with several subsequent increases, authorized repurchases up to 32,000,000 shares (as adjusted for June 2005 and June 2006 stock splits). In November 2006, our Board of Directors approved a new $100 million share repurchase program, which replaced all existing repurchase authorizations and may be utilized for share repurchases in the near term (no shares had been repurchased under this new program as of December 31, 2006). No shares were purchased during the periods shown other than through publicly-announced programs.
(2) Shares shown in this column reflect authorized shares (or approximate dollar value) remaining which may be repurchased under the stock repurchase programs referenced in note 1 above (as adjusted for our two-for-one stock splits in June 2005 and June 2006).

Item 6.     Selected Financial Data

Five Year Financial Data
(Unaudited)	Years Ended December 31,
	2006	2005	2004	2003	2002
		As Adjusted	As Adjusted	As Adjusted	As Adjusted
		(1)	(1)	(1)	(1)
	(Dollars in thousands, except per share amounts)
Revenues	$4,795,953	$4,001,162	$2,861,716	$2,170,503	$1,813,750
Operating income	574,194	450,013	142,903	53,437	30,030
Cumulative effect of accounting	-	(2,503)	-	-	-
change, net of income taxes (2)
Net income	379,277	275,158	69,392	4,200	2,300
Basic earnings per share:
Before cumulative effect of accounting change	3.40	2.51	0.65	0.04	0.02
Cumulative effect of accounting change	-	(0.02)	-	-	-
Net income	3.40	2.49	0.65	0.04	0.02
Diluted earnings per share:
Before cumulative effect of accounting change	3.37	2.44	0.63	0.04	0.02
Cumulative effect of accounting change	-	(0.02)	-	-	-
Net income	3.37	2.42	0.63	0.04	0.02
Working capital (current assets less current liabilities)	479,518	270,145	106,760	45,049	116,187
Total assets	1,523,925	1,223,057	770,177	662,495	646,350
Long-term debt	150,000	150,000	150,000	168,689	207,966
Shareholders’ equity	775,854	478,692	271,120	200,656	198,669
Dividends declared per common share	0.10	0.575	0.055	0.05	0.05

(1) In the fourth quarter of 2006, we adopted a change in accounting method for the costs of turnarounds from the accrual method to the deferral method. Each individual prior period presented above has been adjusted to reflect the period specific effects of applying the new accounting principle. See Note 3 in the “Notes to Consolidated Financial Statements.”
(2) As of December 31, 2005, we adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. See Note 2 in the “Notes to Consolidated Financial Statements.”

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

Overview
Our Refineries have a total annual average crude oil capacity of 162,000 bpd. The four significant indicators of our profitability which are reflected and defined in the operating data at the end of this analysis, are the gasoline crack spread, the diesel crack spread, the light/heavy crude oil differential and the WTI/WTS crude oil differential. Other significant factors that influence our financial results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas and maintenance). Under our first-in, first-out (“FIFO”) inventory accounting method, crude oil price trends can cause significant fluctuations in the inventory valuation of our crude oil, unfinished products and finished products, thereby resulting in FIFO inventory gains when crude oil prices increase and FIFO inventory losses when crude oil prices decrease during the reporting period. We typically do not use derivative instruments to offset price risk on our base level of operating inventories. See “Price Risk Management Activities” under Item 7A for a discussion of our utilization of futures trading.
The NYMEX crude oil price was volatile during 2006, beginning the year at $61.04 per barrel, reaching a 2006 high of $77.03 per barrel in mid-July, reducing to the annual low of $55.81 per barrel in mid-November and ending 2006 at $61.05 per barrel. Crude oil market fundamentals and geopolitical considerations have caused crude oil prices to be volatile and generally higher than historic averages. The increase in crude oil prices, along with additional production of heavy and/or sour crude oil, increased our crude oil differentials during the year ended December 31, 2006, when compared to the same period in 2005. Our 2006 gasoline and diesel crack spreads were the highest in our history, while 2005 gasoline and diesel crack spreads were the second highest in our history.
As discussed in Note 3 in the “Notes to Consolidated Financial Statements,” during the fourth quarter of 2006 we changed our accounting method for the costs for planned major maintenance (“turnarounds”) from the accrual method to the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. We adopted this new method of accounting for turnarounds in order to adhere to FSP No. AUG AIR-1 “Accounting for Planned Maintenance Activities,” which prohibits the accrual method of accounting for planned major maintenance activities. The Company elected to early adopt the FSP during the fourth quarter of 2006. The comparative consolidated financial statements for 2005 and 2004 have been adjusted to reflect the period specific effects of applying the new accounting principle. Deferred charges related to these turnaround costs are included in our Consolidated Balance Sheets in “Deferred charges and other assets.” The associated amortization expenses are included in “Refinery operating expenses, excluding depreciation” in our Consolidated Statements of Income.
As discussed in Note 7 in the “Notes to Consolidated Financial Statements,” we effected stock splits on June 17, 2005 and June 26, 2006. All prior period share-related numbers have been revised to reflect the effect of the stock splits.

2006 Compared with 2005
(2005 as Adjusted)

Overview of Results

We had net income for the year ended December 31, 2006, of $379.3 million, or $3.37 per diluted share, compared to net income of $275.2 million, or $2.42 per diluted share, in the same period in 2005. Our operating income of $574.2 million for the year ended December 31, 2006, reflected an increase of $124.2 million from the $450.0 million operating income for the comparable period in 2005. The average diesel crack spread was higher during 2006 ($21.35 per barrel) than in 2005 ($17.13 per barrel). The average gasoline crack spread was also higher during 2006 ($14.10 per barrel) than in 2005 ($11.67 per barrel), and both the light/heavy and WTI/WTS crude oil differentials improved.
Specific Variances

Refined product revenues. Refined product revenues increased $759.7 million, or 39%, from $4.0 billion to $4.8 billion for the year ended December 31, 2006 compared to the same period in 2005. This increase was due to both an increase in average product sales prices ($8.81 higher per sales barrel) and an increase in product sales volumes in 2006 (1,657 more bpd). Sales prices increased primarily as a result of increased crude oil prices and improvements in the gasoline and diesel crack spreads.
Manufactured product yields. Manufactured product yields (“yields”) are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units. Yields increased 6,776 bpd at the El Dorado Refinery while decreasing 3,669 bpd at the Cheyenne Refinery for the year ended December 31, 2006 compared to 2005. A Cheyenne Refinery turnaround in April 2006 caused yields to be lower during 2006 than during 2005, and an El Dorado Refinery turnaround from March 1 through April 5, 2005 caused yields to be lower in 2005 than 2006.
Other revenues. Other revenues increased $35.1 million to a $36.3 million gain for the year ended December 31, 2006, compared to a $1.2 million gain for the same period in 2005, the sources of which were $34.6 million in net gains from derivative contracts in the year ended December 31, 2006 compared to net derivative gains of $1.0 million for the same period in 2005 and $1.5 million in gasoline sulfur credit sales in 2006 (none in 2005). We utilized more derivative contracts during the year ended December 31, 2006 than in the comparable period in 2005, primarily due to derivative contracts to hedge Canadian in-transit crude oil for our El Dorado Refinery. See “Price Risk Management Activities” under Item 7A and Note 11 in the “Notes to Consolidated Financial Statements” for a discussion of our utilization of commodity derivative contracts.
Raw material, freight and other costs. Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the FIFO inventory accounting method. Raw material, freight and other costs increased by $603.6 million, or 19%, during the year ended December 31, 2006, from $3.2 billion in 2005 to $3.9 billion in 2006. The increase in raw material, freight and other costs when compared to 2005 was due to higher average crude prices, higher crude oil charges on an overall combined basis, and FIFO inventory losses in the year ended December 31, 2006. We benefited from slightly improved crude oil differentials during the year ended December 31, 2006 compared to the same period in 2005. The average WTI crude oil priced at Cushing, Oklahoma (ConocoPhillips WTI crude oil posting plus) was $64.94 for the year ended December 31, 2006 compared to $55.77 for the year ended December 31, 2005. Crude oil charges were 154,473 bpd for the year ended December 31, 2006, compared to 152,649 bpd for the comparable period in 2005. For the year ended December 31, 2006, we realized an increase in raw material, freight and other costs as a result of net FIFO inventory losses of approximately $16.1 million after tax ($25.7 million pretax, comprised of a $31.7 million loss at the El Dorado Refinery and a $6.0 million gain at the Cheyenne Refinery) due to decreasing crude oil and refined product prices during the latter part of 2006. For the year ended December 31, 2005, we realized a reduction in raw material, freight and other costs as a result of FIFO inventory gains of approximately $29.4 million after tax ($47.6 million pretax, comprised of $39.0 million for the El Dorado Refinery and $8.6 million for the Cheyenne Refinery) because of increasing crude oil and refined product prices.
The Cheyenne Refinery raw material, freight and other costs of $57.07 per sales barrel for the year ended December 31, 2006 increased from $48.49 per sales barrel in the same period in 2005 due to higher crude oil prices and a lower FIFO inventory gain, offset by fewer crude oil charges and the benefit of a slightly improved light/heavy crude oil differential. Crude oil charges of 45,999 bpd for the year ended December 31, 2006 were lower than the 46,922 bpd in the comparable period in 2005 because of the previously mentioned turnaround in 2006. The heavy crude oil utilization rate at the Cheyenne Refinery expressed as a percentage of the total crude oil charge decreased to 73% in the year ended December 31, 2006, from 82% in 2005 as we increased our charges of lighter crude oil to take advantage of favorable pricing opportunities for light crude purchases. The light/heavy crude oil differential for the Cheyenne Refinery averaged $16.21 per barrel in the year ended December 31, 2006 compared to $15.32 per barrel in the same period in 2005.
The El Dorado Refinery raw material, freight and other costs of $63.15 per sales barrel for the year ended December 31, 2006 increased from $54.01 per sales barrel in the same period in 2005 due to higher average crude oil prices and a FIFO inventory loss in 2006 compared to FIFO inventory gains in 2005. Crude oil charges were 108,475 bpd for the year ended December 31, 2006, compared to 105,727 bpd for the comparable period in 2005 because of the previously mentioned turnaround in 2005. In 2006, our El Dorado Refinery began charging Canadian heavy crude oil and achieved a light/heavy crude oil differential of $18.13 per barrel. For the year ended December 31, 2006, the heavy crude oil utilization rate at our El Dorado Refinery expressed as a percentage of the total crude oil charge was approximately 11%. The WTI/WTS crude oil differential increased from an average of $4.51 per barrel in the year ended December 31, 2005 to $5.22 per barrel in the same period in 2006.
Refinery operating expenses. Refinery operating expenses, excluding depreciation, include both the variable costs (energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries. Refinery operating expenses, excluding depreciation, increased $35.7 million, or 15%, from $241.5 million in the year ended December 31, 2005 to $277.1 million in the comparable period of 2005.
The Cheyenne Refinery operating expenses, excluding depreciation, were $101.9 million in the year ended December 31, 2006, compared to $78.9 million in the comparable period of 2005. The increased expenses included higher maintenance costs ($8.1 million, with $3.0 million of the costs related to a plant-wide steam outage in February 2006, $1.2 million for slop oil centrifuging, $557,000 related to a September 2006 coker outage and $577,000 related to a butamer unit outage), increased environmental expenses ($5.8 million, including a $5.0 million accrual related to a potential waste-water pond clean up), higher salaries and benefits ($4.3 million, including $1.4 million in increased stock-based compensation costs and $787,000 additional bonus accruals), higher additive and chemical costs ($2.1 million, including increased wastewater treatment chemical use, cost of testing chemicals from a new vendor and increased usage of fresh fluid catalyst) and higher turnaround amortization ($1.0 million).
The El Dorado Refinery operating expenses, excluding depreciation, were $175.3 million in the year ended December 31, 2006, increasing from $162.5 million for the year ended December 31, 2005. The primary areas of increased costs were in electricity ($3.8 million), chemicals and additives ($4.1 million), maintenance ($6.2 million, including $1.8 million due to a fire on a distillate hydrotreater unit, $1.1 million for tank repairs and $1.0 million for a gofiner unit catalyst change-out), salaries and benefits ($1.1 million, including $767,000 in increased stock-based compensation costs), lease and rental equipment ($1.3 million, including higher cogeneration facility lease costs and rentals for a reverse osmosis trailer and filter), environmental ($827,000), insurance ($668,000) and non-maintenance contractors ($928,000). Electricity costs were higher during the year ended December 31, 2006, compared to the same period in 2005, as we produced electricity from our cogeneration facility in 2005 and did not do so in 2006. Chemicals and additive costs were higher during the year ended December 31, 2006, compared to the same period in 2005, as the fluid catalytic cracking unit consumed more additives and chemicals running for the full year in 2006, while it was down for turnaround work for approximately one month in 2005. We also purchased more nitrogen and oxygen during 2006 than in 2005 because the cogeneration facility provided us with some nitrogen and oxygen in 2005. We realized a $7.9 million reduction in natural gas costs due to lower natural gas prices and lower consumption in 2006 because we did not purchase natural gas for the cogeneration facility.
Selling and general expenses. Selling and general expenses, excluding depreciation, increased $21.8 million, or 71%, from $30.7 million for the year ended December 31, 2005 to $52.5 million for the year ended December 31, 2006, primarily due to a $15.0 million increase in salaries and benefits expense, which resulted from the adoption on January 1, 2006 of FAS No. 123(R), the issuance of additional stock-based compensation awards, the vesting of stock-based compensation upon the retirement of an executive officer as of March 31, 2006 and higher bonus accruals. See Note 7 under “Stock-based Compensation” in the “Notes to Consolidated Financial Statements” for a detailed discussion of our stock-based compensation. Stock-based compensation expense was $15.8 million for the year ended December 31, 2006 compared to $1.4 million for the comparable period in 2005. Beverly Hills litigation costs also increased by $6.2 million in the year ended December 31, 2006, compared to the year ended December 31, 2005, as the 2005 litigation costs were reduced by insurance recoveries and 2006 litigation costs increased in preparation for certain court proceedings which took place in the fourth quarter of 2006 and early 2007.
Depreciation and amortization. Depreciation and amortization increased $6.0 million, or 17%, for the year ended December 31, 2006 compared to the same period in 2005 because of increased capital investment in our Refineries, including the ultra low sulfur diesel projects.
Interest expense and other financing costs. Interest expense and other financing costs of $12.1 million for the year ended December 31, 2006 increased $1.8 million, or 17%, from $10.3 million in the comparable period in 2005. The increase was due to $1.5 million in accrued interest expense for income tax contingencies in 2006 ($163,000 in 2005) and $1.9 million in facility costs and financing expenses related to the Utexam Master Crude Oil Purchase and Sale Contract entered into in March 2006 (“Utexam Arrangement”) (see “Leases and Other Commitments” in Note 9 in the “Notes to Consolidated Financial Statements”), offset by $3.8 million of interest cost being capitalized in the year ended December 31, 2006, compared to only $2.6 million of interest cost being capitalized in the year ended December 31, 2005 and Revolving Credit Facility interest expense of $79,000 for the year ended December 31, 2006, decreasing by $298,000 from the $377,000 for the year ended December 31, 2005. Average debt outstanding (excluding amounts payable under the Utexam Arrangement) decreased to $151.7 million during the year ended December 31, 2006 from $161.0 million for the same period in 2005.
Interest and investment income. Interest and investment income increased $10.5 million, or 138%, from $7.6 million in the year ended December 31, 2005 to $18.1 million in the year ended December 31, 2006, due to larger cash balances and higher interest rates on invested cash.
  Provision for income taxes. The provision for income taxes for the year ended December 31, 2006 was $200.8 million on pretax income of $580.1 million (or 34.6%) compared to $170.0 million on pretax income of $447.3 million (or 37.9%) for the same period in 2005. The American Jobs Creation Act of 2004 (“the Act”) benefited both our 2006 and 2005 current income taxes payable by allowing us an accelerated depreciation deduction of 75% of qualified capital costs incurred to achieve low sulfur diesel fuel requirements (See “Environmental” under Note 9 in the “Notes to Consolidated Financial Statements”). The Act also provides for a $0.05 per gallon credit on compliant diesel fuel up to an amount equal to the remaining 25% of these qualified capital costs for federal income tax purposes and for the year ended December 31, 2006 we realized a $22.4 million federal income tax credit ($14.5 million excess tax benefit). This credit greatly reduced our 2006 income taxes payable and reduced our overall effective income tax rate. Another provision of the Act which benefited our 2006 and 2005 income taxes payable by an estimated $5.7 million and $3.2 million, respectively, and reduced our overall effective tax rate in both of those years was the Section 199 production activities deduction for manufacturers. See Note 6 in the “Notes to Consolidated Financial Statements” for detailed information on our deferred tax assets. Our effective income tax rate for the year ended December 31, 2007 will be higher than that realized in the year ended December 31, 2006, as we only have approximately $8.4 million of ultra-low sulfur diesel production credits available for utilization in 2007.

2005 Compared with 2004
As Adjusted

Overview of Results

We had net income for the year ended December 31, 2005, of $275.2 million, or $2.42 per diluted share, compared to net income of $69.4 million, or $0.63 per diluted share, in the same period in 2004. Our operating income of $450.0 million for the year ended December 31, 2005, reflected an increase of $307.1 million from the $142.9 million operating income for the comparable period in 2004. The average diesel crack spread was significantly higher during 2005 ($17.13 per barrel) than in 2004 ($7.35 per barrel). The average gasoline crack spread was also higher during 2005 ($11.67 per barrel) than in 2004 ($8.61 per barrel), and both the light/heavy and WTI/WTS crude oil differentials improved.

Specific Variances

Refined product revenues. Refined product revenues increased $1.1 billion, or 39%, from $2.9 billion to $4.0 billion for the year ended December 31, 2005 compared to the same period in 2004. This increase was primarily due to a significant increase in average product sales prices ($17.05 higher per sales barrel), and higher product sales volumes in 2005 (4,392 more bpd). Sales prices increased primarily as a result of increased crude oil prices and improvements in the gasoline and diesel crack spreads.
Manufactured product yields. Yields increased 1,510 bpd at the El Dorado Refinery and 1,594 bpd at the Cheyenne Refinery for the year ended December 31, 2005 compared to 2004.
Other revenues. Other revenues increased $11.1 million to a $1.2 million gain for the year ended December 31, 2005, compared to a $9.9 million loss for the same period in 2004, the source of which was $1.0 million in net gains from derivative contracts accounted for using mark-to-market accounting in the year ended December 31, 2005, compared to net derivative losses of $10.3 million for the same period in 2004. See “Price Risk Management Activities” under Item 7A and Note 11 in the “Notes to Consolidated Financial Statements” for a discussion of our utilization of commodity derivative contracts.
Raw material, freight and other costs. Raw material, freight and other costs increased by $814.9 million during the year ended December 31, 2005, from $2.4 billion in 2004 to $3.2 billion in 2005. The increase in raw material, freight and other costs was due to higher average crude prices and higher crude oil charges, reduced by higher FIFO inventory gains from rising prices in the year ended December 31, 2005 compared to the year ended December 31, 2004. We also benefited from improved crude oil differentials during the year ended December 31, 2005 when compared to the same period in 2004. For the year ended December 31, 2005, we realized a reduction in raw material, freight and other costs as a result of FIFO inventory gains of approximately $29.4 million after tax ($47.6 million pretax, comprised of $39.0 million at the El Dorado Refinery and $8.6 million at the Cheyenne Refinery) due to increasing crude oil and refined product prices. For the year ended December 31, 2004, we realized a reduction in raw material, freight and other costs as a result of FIFO inventory gains of approximately $19.8 million after tax ($32.0 million pretax, comprised of $25.9 million for the El Dorado Refinery and $6.1 million for the Cheyenne Refinery) because of increasing crude oil and refined product prices.
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
Refinery operating expenses. Refinery operating expenses, excluding depreciation, include both the variable costs (energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries. Refinery operating expenses, excluding depreciation, were $241.4 million in the year ended December 31, 2005 compared to $220.5 million in the comparable period of 2004.
The Cheyenne Refinery operating expenses, excluding depreciation, were $78.9 million in the year ended December 31, 2005, compared to $73.2 million in the comparable period of 2004. The increased expenses included higher electricity costs ($1.2 million), increased environmental expenses ($1.2 million), higher salaries and benefits ($850,000) and higher natural gas costs ($810,000). The higher natural gas costs resulted primarily from an average price increase of $2.72 per MMbtu, materially offset by our using approximately 27% less natural gas during the year ended December 31, 2005 when compared to the same period in 2004. The year ended December 31, 2004 included a $929,000 reduction of operating expenses related to a processing agreement which concluded during 2004.
The El Dorado Refinery operating expenses, excluding depreciation, were $162.5 million in the year ended December 31, 2005, increasing from $147.3 million for the year ended December 31, 2004. The increased expenses included higher salaries and benefits ($4.2 million), natural gas ($3.6 million), electricity ($3.3 million), maintenance ($2.3 million) and additives and chemicals ($2.2 million). The higher natural gas costs resulted primarily from an average price increase of $1.50 per MMbtu, partially offset by our using approximately 12% less natural gas during the year ended December 31, 2005, when compared to the same period in 2004. Amortization of turnaround costs was lower by $1.1 million for the year ended December 31, 2005 when compared to the year ended December 31, 2004.
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
Depreciation and amortization. Depreciation and amortization increased $3.0 million, or 9%, for the year ended December 31, 2005 compared to the same period in 2004 because of increased capital investment in our Refineries, the 2004 El Dorado Refinery contingent earn-out payment and the write-off of assets not fully depreciated which were retired and replaced during 2005.
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
Provision for income taxes. The provision for income taxes for the year ended December 31, 2005 was $169.6 million on pretax income of $447.3 million (or 37.9%). The 2005 provision reflects an estimated benefit from the Section 199 production activities deduction for manufacturers ($3.2 million), offset by the impact of permanent book tax differences. The income tax provision for the year ended December 31, 2004 was $42.1 million on pretax income of $111.5 million (or 37.7%) reflecting the net benefit of releasing our deferred tax valuation allowance. Our current income taxes payable for 2005 also benefited from the accelerated depreciation deduction of 75% of qualified capital costs incurred to achieve low sulfur diesel fuel requirements.

Liquidity and Capital Resources

Cash flows from operating activities. Net cash provided by operating activities was $340.5 million for the year ended December 31, 2006, compared to net cash provided by operating activities of $360.3 million during the year ended December 31, 2005. Improved results of operations increased cash flow significantly during 2006, but were more than offset by uses of cash for working capital changes.
Working capital changes used a total of $116.3 million of cash in the year ended December 31, 2006 while providing $6.4 million of cash in the comparable period in 2005. The uses of cash for working capital during the year ended December 31, 2006 included an increase in inventories of $127.0 million, an increase in other current assets of $10.5 million and an increase in trade, note and other receivables of $7.6 million. The increase in inventories was primarily due to an increased average price per barrel and increased crude oil in-transit inventories for the El Dorado Refinery since we began importing crude oil from Canada.
The most significant working capital item providing cash during the year ended December 31, 2006 was an increase in accounts payable of $23.2 million. This was due to increases in crude payables of $37.8 million which resulted from increased crude oil inventory volumes, offset by net decreases in trade and other payables of $14.6 million.
We made estimated federal and state income tax payments of $160.0 million and $23.6 million, respectively, during the year ended December 31, 2006. We received federal income tax refunds of $1.4 million during 2006, which represented refunds from amended returns filed in prior years. As of December 31, 2006, we have accrued estimated federal income taxes payable of $2.6 million and estimated state income taxes payable of $2.0 million. We also have estimated prepaid state income taxes of $1.4 million, which will be applied to the related states 2007 income tax liabilities.
At December 31, 2006, we had $405.5 million of cash and cash equivalents, working capital of $479.5 million and $181.8 million available for borrowings under our revolving credit facility. Our operating cash flows are affected by crude oil and refined product prices and other risks as discussed in Item 7A “Quantitative and Qualitative Disclosures About Market Risks.”
Cash flows used in investing activities. Capital expenditures during the year ended December 31, 2006, were $129.7 million and included approximately $74.2 million for the El Dorado Refinery, $55.3 million for the Cheyenne Refinery, and $153,000 for expenditures in our Denver and Houston offices and our share of crude oil pipeline projects. The $74.2 million of capital expenditures for our El Dorado Refinery included $27.7 million for the ultra low sulfur diesel project and $33.0 million for the crude vacuum expansion project, as well as operational, payout, safety, administrative, environmental and optimization projects. The $55.3 million of capital expenditures for our Cheyenne Refinery included approximately $10.1 million of capital for the ultra low sulfur diesel project and $21.6 million for the coker expansion project, as well as environmental, operational, safety, administrative and payout projects. We funded our 2006 capital expenditures with cash generated from our operations.
Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we have made, or may be required to make, contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s annual revenues less its raw material, freight and other costs and refinery operating expenses, excluding depreciation. The total amount of these contingent earn-out payments is capped at $40.0 million, with an annual cap of $7.5 million. Payments of $7.5 million each were required based on both 2004 and 2005 results, and were accrued as of December 31, 2004 and 2005 and paid in January 2005 and 2006, respectively. Such contingent earn-out payments are recorded as additional acquisition costs. Based on the results of operations for the year ended December 31, 2006, a payment of $7.5 million was required, and was accrued as of December 31, 2006, and paid in January 2007. Including the payment we made in early 2007, we have paid a total of $30.0 million for contingent earn-out payments.
During the year ended December 31, 2005, we received net proceeds of $5.5 million from the sales of assets, including the sale of FGI, LLC, our asphalt terminal and storage facility located in Grand Island, Nebraska, during the fourth quarter of 2005.
Cash flows used in financing activities. During the year ended December 31, 2006, we issued 842,800 shares of common stock due to stock option exercises by employees and members of our Board of Directors, for which we received $3.7 million in cash. During the year ended December 31, 2006, we received 141,738 shares ($4.8 million) of our common stock, now held as treasury stock, from employees and members of our Board of Directors who surrendered stock to pay withholding taxes related to stock-based compensation.
In November 2006, our Board of Directors approved a new $100 million share repurchase program, which replaced all existing repurchase authorizations and may be utilized for share repurchases in the near-term (no shares had been repurchased under this new program as of December 31, 2006). During the year ended December 31, 2006, under previous share repurchase authorizations, we purchased 3,482,088 shares ($92.3 million) in open market transactions as well as paid $1.9 million for 2005 stock repurchases which did not settle until early 2006 and were accrued as of December 31, 2005.
As of December 31, 2006, we had $150.0 million of long-term debt, due 2011, and no borrowings under our $225.0 million revolving credit facility. We had $43.2 million of outstanding letters of credit under our revolving credit facility. We were in compliance with the financial covenants of our revolving credit facility as of December 31, 2006. We had shareholders’ equity of $775.9 million as of December 31, 2006.
Our Board of Directors declared a quarterly cash dividend of $0.02 per share of common stock and a special cash dividend of $0.50 per share of common stock in December 2005, which was paid in January 2006. In March 2006, our Board of Directors declared quarterly cash dividends of $0.02 per share of common stock, which was paid in April 2006. Our Board of Directors declared quarterly cash dividends of $0.03 per share of common stock in June, September and December, 2006, which were paid in July 2006, October 2006, and January 2007, respectively. The total cash required for the dividend declared in December 2006 was approximately $3.3 million and was accrued as a dividend payable at year-end. “Accrued dividends” on the Consolidated Balance Sheets include dividends accrued to date on restricted stock, which are not paid until the restricted stock vests.
Future capital expenditures. Four major capital projects were started in 2006 which we expect to complete in 2007 and 2008. These projects include a $156.0 million crude unit and vacuum expansion with an associated metallurgy upgrade at our El Dorado Refinery and, at our Cheyenne Refinery, a $91.0 million coker expansion and revamp, an $11.5 million new amine unit and an $8.0 million crude fractionation project. The above amounts include estimated capitalized interest. At December 31, 2006, outstanding purchase commitments for the crude unit and vacuum tower expansion project at our El Dorado Refinery were $71.9 million. At our Cheyenne Refinery, the coker expansion project’s outstanding commitments at December 31, 2006 were $8.3 million.
Our Board of Directors has approved four additional major capital improvement projects for our El Dorado Refinery which are anticipated to be completed between 2008 and 2009. These projects include an $82 million gasoil hydrotreater revamp, an $80 million catalytic cracker expansion, a $60 million coke drum replacement, and a $36 million catalytic cracker regenerator emission control project. The above amounts include estimated capitalized interest. We may experience cost overruns and/or schedule delays on any of these projects because of strong industry demand for material, labor and engineering resources.
Capital expenditures aggregating approximately $325 million are currently planned for 2007, and include $198 million at our El Dorado Refinery, $118 million at our Cheyenne Refinery, $4.4 million for a buyout of a leased aircraft and $631,000 of capital expenditures for our Denver and Houston offices, and for our share of crude oil pipeline projects. These capital expenditures for 2007 also include $4.3 million for the acquisition ($3.1 million) of, and capital expenditure projects for, Ethanol Management Company, a 25,000 bpd products terminal and blending facility located near Denver, Colorado (see Note 12, “Subsequent Event - Acquisition of Ethanol Management Company” in the “Notes to Consolidated Financial Statements.”) The $198 million of planned capital expenditures for our El Dorado Refinery includes approximately $78 million on the crude unit and vacuum tower expansion, $40 million for coke drum replacement and $31 million for a gasoil hydrotreater revamp, as mentioned above, as well as environmental, operational, safety, administrative and payout projects. The $118 million of planned capital expenditures for our Cheyenne Refinery includes approximately $59 million on the coker expansion, $6 million on the new amine plant and $7 million on the crude fractionation project, as mentioned above, as well as environmental, operational, safety, administrative and payout projects. Our 2007 capital expenditures will be funded with cash generated by our operations and the utilization of a portion of our existing cash balance, if necessary.
The crude unit and vacuum tower expansion at the El Dorado Refinery will allow for higher crude charge rates (including a significantly greater percentage of heavy crude oil) and higher gasoline and distillate yields. This project also includes a significant metallurgical upgrade to the unit which will allow for running high napthenic acid crude oils, a characteristic typical of crude types found in Western Canada, West Africa and the North Sea. This project will likely be brought online in the spring of 2008 during the next planned turnaround for the crude/vacuum unit complex. The coker expansion at the Cheyenne Refinery, which is anticipated to be completed in 2007, will significantly decrease the amount of asphalt produced and increase the amount of higher margin products. The new amine unit at the Cheyenne Refinery is intended to result in improved alkylation unit reliability and provide a partial backup unit if the main amine unit is not operating. The project is expected to be completed and start-up occurring in the latter half of 2007. The crude fractionation project at the Cheyenne Refinery will allow us to improve the recovery of diesel from the crude charged to the Refinery and is expected to be completed in 2007.
The gasoil hydrotreater revamp at the El Dorado Refinery is the key project to achieve gasoline sulfur compliance for our El Dorado Refinery (see “Environmental” in Note 9 in the “Notes to Consolidated Financial Statements.”) The project will also result in significant yield improvement for the catalytic cracking unit and is anticipated to be completed in the spring of 2009. The El Dorado Refinery catalytic cracker expansion project includes a revamp component and new technology which will increase charge rate and improve product yields and is also anticipated to be completed in the spring of 2009. The coke drum replacement project for our El Dorado Refinery includes safety and reliability components as well as overall throughput support for the Refinery and is expected to be completed by mid-2008. The El Dorado Refinery catalytic cracker regenerator emission control project, with a spring 2009 estimated completion date, will add a scrubber to improve the environmental performance of the unit, specifically as it relates to flue-gas emissions. This project is necessary to support the catalytic cracking expansion project and to meet a portion of the expected requirements of the EPA Petroleum Refining Initiative (see “Environmental” in Note 9 in the “Notes to Consolidated Financial Statements.”)

Contractual Cash Obligations

The table on the following page lists the contractual cash obligations we have by period. These items include our long-term debt based on their maturity dates, our operating lease commitments, purchase obligations and other long-term liabilities.
Our operating leases include building, equipment, aircraft and vehicle leases, which expire from 2007 through 2017, as well as an operating sublease for the use of the cogeneration facility at our El Dorado Refinery. The non-cancelable sublease, entered into in connection with the acquisition of our El Dorado Refinery in 1999, expires in 2016 with an option that allows us to renew the sublease for an additional eight years. This lease has both a fixed and a variable component.
Purchase obligations include agreements to purchase goods or services that are enforceable and legally binding and that specify terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions, and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.
The amounts shown in the table on the following page for transportation, terminalling and storage contractual obligations include our anticipated commitments based on our agreements for shipping crude oil on the Express Pipeline, the Spearhead Pipeline and a new pipeline from Guernsey, Wyoming to our Cheyenne Refinery which is expected to first transport crude oil in mid-2007.
For more information on the agreements discussed above, see “Lease and Other Commitments” in Note 9 in the “Notes to Consolidated Financial Statements.”

Contractual Cash Obligations	Payments Due by Period
	Total	Within 1 Year	Within 2-3 years	Within 4-5 years	After 5 years
	(in thousands)
Long-term debt	$150,000	$-	$-	$150,000	$-
Interest on long-term debt	47,204	9,938	19,875	17,391	-
Operating leases	99,226	14,378	27,346	23,794	33,708
Purchase obligations:
Baytex crude supply (1)	290,829	290,829	-	-	-
Other crude supply, feedstocks and natural gas (1)	177,006	175,744	1,262	-	-
Transportation, terminalling and storage	318,780	41,900	86,854	68,573	121,453
Refinery capital projects (2)	85,570	85,570	-	-	-
Other goods and services	8,842	7,732	1,110	-	-
Total purchase obligations	881,027	601,775	89,226	68,573	121,453
Other long-term liabilities	13,746	-	8,521	1,014	4,211
Pension and post-retirement healthcare and other benefit plans funding requirements (3)	-	-	-	-	-
Total contractual cash	$1,191,203	$626,091	$144,968	$260,772	$159,372
(1)
Baytex crude supply and other crude supply, feedstocks and natural gas future obligations were calculated using current market prices and/or prices established in applicable contracts. Of these obligations, $208.8 million relate to January and February 2007 feedstock and natural gas requirements of the Refineries.

(2)
The $85.6 million of Refinery capital projects primarily consists of $71.9 million for the crude unit and vacuum tower expansion project at our El Dorado Refinery and $8.3 million for the coker expansion project at our Cheyenne Refinery. These amounts for refinery capital projects reflected here relate to current commitments not accrued as of December 31, 2006, not the total estimated costs of the projects.

(3)
No pension funding will be required in 2007 for our cash balance pension plan. Funding requirements for remaining years will be based on actuarial estimates and actual experience. Our retiree health care plan is unfunded. Future payments for retiree health care benefits are estimated for the next ten years in Note 8 “Employee Benefit Plans” in the “Notes to Consolidated Financial Statements.”

Off-Balance Sheet Arrangements
We have an interest in one unconsolidated entity (see Note 1 “Nature of Operations” in the “Notes to Consolidated Financial Statements”). Other than facility and equipment leasing agreements, we do not participate in any transactions, agreements or other contractual arrangements which would result in any off-balance sheet liabilities or other arrangements to us.

Environmental
We will be making significant future capital expenditures to comply with various environmental regulations. See “Environmental” in Note 9 in the “Notes to Consolidated Financial Statements.”

Application of Critical Accounting Policies
The preparation of financial statements in accordance with United States generally accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The following summary provides information about our critical accounting policies, including identification of those involving critical accounting estimates, and should be read in conjunction with Note 2 in the “Notes to Consolidated Financial Statements,” which summarizes our significant accounting policies.
Turnarounds. Normal maintenance and repairs are expensed as incurred. Planned major maintenance (“turnarounds”) is the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Turnaround costs include contract services, materials and rental equipment. During the fourth quarter of 2006, we adopted a change in accounting method for the costs of turnarounds from the accrual method to the deferral method. Under the deferral method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. These deferred charges are included in our Consolidated Balance Sheets in “Deferred charges and other assets” along with the cost of catalyst that is replaced at periodic intervals when the quality of the catalyst has deteriorated beyond its prescribed function. The catalyst costs are deferred when incurred and amortized on a straight-line basis over the estimated useful life of the specific catalyst. The amortization expenses are included in “Refinery operating expenses, excluding depreciation” in our Consolidated Statements of Income. See Note 3 “Change in Accounting Principle - Turnarounds” in the Notes to Consolidated Financial Statements for further information.
Inventories. Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a FIFO basis or market. Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost. Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned. These include unfinished gasoline and diesel, blendstocks and other feedstocks. Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products. Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values. The FIFO method of accounting for inventories sometimes results in our recognizing substantial gains (in periods of rising prices) or losses (in periods of falling prices) from our inventories of crude oil and products. While we believe that this accounting method accurately reflects the results of our operations, many other refining companies instead utilize the last-in, first-out (“LIFO”) method of accounting for inventories. Thus, a comparison of our results to other refineries must take into account the impact of the inventory accounting differences.
Asset Retirement Obligations. We account for asset retirement obligations as required under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 143, “Accounting for Retirement Asset Obligations.” FAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the liability is incurred, with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset. FAS No. 143 also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarified that the term “conditional asset retirement obligation” as used in FAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the reporting entity. Since the obligation to perform the asset retirement activity is unconditional, FIN 47 provides that a liability for the fair value of a conditional asset obligation should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation under FAS No. 143. We adopted FIN 47 as of December 31, 2005; in doing so, we recorded a net asset retirement obligation of $5.5 million, recognized $4.0 million in 2005 as the pretax cumulative effect of an accounting change ($2.5 million after tax) and recorded a $1.5 million increase in property, plant and equipment. At December 31, 2006, our asset retirement obligation was $6.0 million.
Asset retirement obligations are affected by regulatory changes and refinery operations as well as changes in pricing of services. In order to determine fair value, management must make certain estimates and assumptions, including, among other things, projected cash flows, a credit-adjusted risk-free interest rate, and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation. These estimates and assumptions are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs. Therefore, we expect the dollar amount of these obligations to change as more information is obtained. A 1% change in pricing of services would cause an approximate $50,000 change to the asset retirement obligation. We believe that we have adequately accrued for our asset retirement obligations at this time and that changes in estimates in future periods will not have a significant effect on our results of operations or financial condition. See “Significant Accounting Policies” in Note 2 in the “Notes to Consolidated Financial Statements” for further information on asset retirement obligations.
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
Pension and Other Post-retirement Benefit Obligations. We have significant pension and post-retirement benefit liabilities and costs that are developed from actuarial valuations. Inherent in these valuations are key assumptions, including discount rates, expected returns on plan assets and health care inflation rates. Changes in these assumptions are primarily influenced by factors outside of our control. These assumptions can have a significant effect on the amounts reported in our consolidated financial statements. See Note 8 in the “Notes to Consolidated Financial Statements” for more information on these plans and the current assumptions used.

New Accounting Pronouncements
See “New Accounting Pronouncements” in Note 2 in the “Notes to Consolidated Financial Statements.”

Market Risks
See the Item 7A “Quantitative and Qualitative Disclosure about Market Risk” and Notes 2 and 11 in the “Notes to Consolidated Financial Statements” under “Price Risk Management Activities” for a discussion of our various price risk management activities. When we make the decision to manage our price exposure, our objective is generally to avoid losses from negative price changes, realizing we will not obtain the benefit of positive price changes.

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
Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production. Gains or losses on commodity derivative contracts accounted for as hedges are recognized in the related inventory in “Inventory of crude oil, products and other” on the Consolidated Balance Sheets and ultimately, when the inventory is charged or sold, in “Raw material, freight and other costs” on the Consolidated Statements of Income. Gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” in the Consolidated Statements of Income at each period end. See “Price Risk Management Activities” under Notes 2 and 11 in the “Notes to Consolidated Financial Statements.”

Operating Data

The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for 2006, 2005 and 2004. The statistical information includes the following terms:
•	WTI Cushing crude oil price - the benchmark West Texas Intermediate crude oil priced at Cushing, Oklahoma (ConocoPhillips WTI crude oil posting plus).
•	Charges - the quantity of crude oil and other feedstock processed through Refinery units on a bpd basis.
•	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
•	Gasoline and diesel crack spreads - the average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average WTI Cushing crude oil price.
•	Cheyenne light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and the heavy crude oil delivered to the Cheyenne Refinery.
•	WTI/WTS crude oil differential - the average differential between the WTI Cushing crude oil price and the West Texas sour crude oil priced at Midland, Texas.
•
El Dorado Refinery light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and the Canadian heavy crude oil delivered to the El Dorado Refinery. This differential is only applicable beginning in 2006 when we began utilizing Canadian crude oil at the El Dorado Refinery.

Consolidated:

Years Ended December 31,	2006	2005	2004
Charges (bpd)
Light crude	39,730	39,210	37,486
Heavy and intermediate crude	114,743	113,439	110,662
Other feed and blend stocks	17,346	15,955	16,609
Total	171,819	168,604	164,757

Manufactured product yields (bpd)
Gasoline	81,484	83,574	82,944
Diesel and jet fuel	57,678	55,151	53,093
Asphalt	6,032	7,434	7,475
Other	21,580	17,506	17,050
Total	166,774	163,665	160,562

Total product sales (bpd)
Gasoline	89,895	90,372	90,698
Diesel and jet fuel	57,326	54,350	52,818
Asphalt	6,138	7,526	7,427
Other	18,679	18,133	15,046
Total	172,038	170,381	165,989

Refinery operating margin information (per sales barrel)
Refined products revenue	$75.80	$64.32	$47.27
Raw material, freight and other costs (FIFO inventory accounting)	61.33	52.22	40.04
Refinery operating expenses, excluding depreciation	4.41	3.88	3.63
Depreciation and amortization	0.65	0.56	0.53

Average WTI crude oil price at Cushing, OK (per barrel)	$64.94	$55.77	$41.85
Average gasoline crack spread (per barrel)	14.10	11.67	8.61
Average diesel crack spread (per barrel)	21.35	17.13	7.35

Average sales price (per sales barrel)
Gasoline	$80.79	$69.09	$51.70
Diesel and jet fuel	86.62	73.61	49.81
Asphalt	37.68	26.72	24.11
Other	31.11	28.28	23.10

Years Ended December 31,	2006	2005	2004
Cheyenne Refinery:
Charges (bpd)
Light crude	12,436	8,575	6,645
Heavy crude	33,563	38,347	38,408
Other feed and blend stocks	1,694	4,399	4,392
Total	47,693	51,321	49,445

Manufactured product yields (bpd)
Gasoline	19,089	21,035	20,039
Diesel	14,261	14,580	14,387
Asphalt	6,032	7,434	7,475
Other	6,283	6,285	5,839
Total	45,665	49,334	47,740

Total product sales (bpd)
Gasoline	26,569	27,186	26,744
Diesel	14,147	14,428	14,581
Asphalt	6,138	7,526	7,427
Other	4,662	6,124	5,044
Total	51,516	55,264	53,796

Refinery operating margin information (per sales barrel)
Refined products revenue	$74.08	$61.16	$45.50
Raw material, freight and other costs (FIFO inventory accounting)	57.07	48.49	38.08
Refinery operating expenses, excluding depreciation	5.42	3.91	3.72
Depreciation and amortization	1.00	0.90	0.90

Average light/heavy crude oil differential (per barrel)	$16.21	$15.32	$9.90
Average gasoline crack spread (per barrel)	15.58	13.17	9.33
Average diesel crack spread (per barrel)	24.35	19.40	9.34

Average sales price (per sales barrel)
Gasoline	$83.35	$71.14	$53.28
Diesel	89.99	75.57	52.35
Asphalt	37.68	26.72	24.11
Other	20.91	25.29	15.98

El Dorado Refinery:
Charges (bpd)
Light crude	27,295	30,635	30,841
Heavy and intermediate crude	81,180	75,092	72,254
Other feed and blend stocks	15,652	11,556	12,218
Total	124,127	117,283	115,313

Manufactured product yields (bpd)
Gasoline	62,395	62,539	62,905
Diesel and jet fuel	43,417	40,572	38,706
Other	15,297	11,222	11,212
Total	121,109	114,333	112,823

Total product sales (bpd)
Gasoline	63,327	63,186	63,954
Diesel and jet fuel	43,179	39,922	38,237
Other	14,018	12,009	10,002
Total	120,524	115,117	112,193

Refinery operating margin information (per sales barrel)
Refined products revenue	$76.53	$65.83	$48.12
Raw material, freight and other costs (FIFO inventory accounting)	63.15	54.01	40.98
Refinery operating expenses, excluding depreciation	3.98	3.87	3.59
Depreciation and amortization	0.50	0.40	0.35

Average WTI/WTS crude oil differential (per barrel)	$5.22	$4.51	$3.74
Average light/heavy crude oil differential (per barrel)	18.13	-	-
Average gasoline crack spread (per barrel)	13.48	11.02	8.31
Average diesel crack spread (per barrel)	20.37	16.31	6.59

Average sales price (per sales barrel)
Gasoline	$79.72	$68.21	$51.03
Diesel and jet fuel	85.51	72.90	48.84
Other	34.51	29.81	26.69

Item 8.      Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Frontier Oil Corporation:

We have audited the accompanying consolidated balance sheets of Frontier Oil Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Frontier Oil Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, on December 31, 2005, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”
As discussed in Note 3 to the consolidated financial statements, during the fourth quarter of 2006, the Company changed its method of accounting for the costs of turnarounds from the accrual method to the deferral method to conform to FASB Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” and, retrospectively, adjusted the 2005 and 2004 financial statements for the change.
As discussed in Note 7 to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”
As discussed in Note 8 to the consolidated financial statements, on December 31, 2006 the Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2007

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
Frontier Oil Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.
Frontier Oil Corporation’s independent registered public accounting firm has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on the following page.

February 23, 2007

James R. Gibbs
Chairman of the Board, President and
Chief Executive Officer

Michael C. Jennings
Executive Vice President - Chief Financial Officer

Nancy J. Zupan
Vice President - Controller

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Frontier Oil Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Frontier Oil Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2006 of the Company and our report dated February 26, 2007 expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraphs regarding the Company’s adoption of Financial Accounting Standards Board Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities”, Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, and SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

DELOITTE & TOUCHE LLP

Houston, Texas
February 26, 2007

FRONTIER OIL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Income

	Years Ended December 31,
	2006	2005 As Adjusted (Note 3)	2004 As Adjusted (Note 3)
	(in thousands, except per share data)
Revenues:
Refined products	$4,759,661	$3,999,935	$2,871,592
Other	36,292	1,227	(9,876)
	4,795,953	4,001,162	2,861,716

Costs and expenses:
Raw material, freight and other costs	3,850,937	3,247,372	2,432,461
Refinery operating expenses, excluding depreciation	277,129	241,445	220,427
Selling and general expenses, excluding depreciation	52,488	30,715	29,893
Merger termination and legal costs	-	48	3,824
Depreciation and amortization	41,213	35,213	32,208
Gains on sales of assets	(8)	(3,644)	-
	4,221,759	3,551,149	2,718,813

Operating income	574,194	450,013	142,903

Interest expense and other financing costs	12,139	10,341	37,573
Interest and investment income	(18,059)	(7,583)	(1,716)
Gain on involuntary conversion of assets	-	-	(4,411)
	(5,920)	2,758	31,446

Income before income taxes	580,114	447,255	111,457
Provision for income taxes	200,837	169,594	42,065
Income before cumulative effect of accounting change	379,277	277,661	69,392
Cumulative effect of accounting change, net of income taxes of $1,530	-	(2,503)	-
Net income	$379,277	$275,158	$69,392

Basic earnings per share of common stock:
Before cumulative effect of accounting change	$3.40	$2.51	$0.65
Cumulative effect of accounting change	-	(0.02)	-
Net income	$3.40	$2.49	$0.65

Diluted earnings per share of common stock:
Before cumulative effect of accounting change	$3.37	$2.44	$0.63
Cumulative effect of accounting change	-	(0.02)	-
Net income	$3.37	$2.42	$0.63

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
	December 31,
	2006	2005 As Adjusted (Note 3)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$405,479	$356,065
Trade receivables, net of allowance of $500 in both years	135,111	122,051
Other receivables	2,351	7,584
Inventory of crude oil, products and other	374,576	247,621
Deferred tax assets	3,237	2,004
Other current assets	18,462	7,935
Total current assets	939,216	743,260
Property, plant and equipment, at cost:
Refineries, terminal equipment and pipelines	802,498	657,612
Furniture, fixtures and other equipment	11,084	10,510
	813,582	668,122
Less - accumulated depreciation and amortization	276,777	238,184
	536,805	429,938
Deferred financing costs, net of amortization
of $1,742 and $945 in 2006 and 2005, respectively	2,752	3,549
Commutation account	7,290	12,606
Prepaid insurance, net of amortization	2,120	3,331
Other intangible asset, net of amortization
of $264 and $158 in 2006 and 2005, respectively $158 and $53 in 2005 and 2004, respectively	1,316	1,422
Deferred charges and other assets	34,426	28,951
Total assets	$1,523,925	$1,223,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$390,019	$359,577
Contingent income tax liabilities	28,271	21,517
Accrued dividends	3,486	58,726
Accrued interest	2,541	2,485
Accrued El Dorado Refinery contingent earn-out payment	7,500	7,500
Accrued liabilities and other	27,881	23,310
Total current liabilities	459,698	473,115

Long-term debt	150,000	150,000
Post-retirement employee liabilities	28,090	24,497
Other long-term liabilities	13,746	8,079
Deferred compensation liability	2,630	2,214
Deferred income taxes	93,907	86,460

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $100 par value, 500,000 shares authorized,
no shares issued	-	-
Common stock, no par, 180,000,000 shares authorized, 134,509,256 and
133,629,396 shares issued in 2006 and 2005, respectively	57,802	57,780
Paid-in capital	181,386	157,910
Retained earnings	719,802	352,783
Accumulated other comprehensive income	256	27
Treasury stock, at cost, 24,164,808 and 20,930,828
shares at December 31, 2006 and 2005, respectively	(183,392)	(86,870)
Deferred compensation	-	(2,938)
Total shareholders’ equity	775,854	478,692
Total liabilities and shareholders’ equity	$1,523,925	$1,223,057

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005 As Adjusted (Note 3)	2004 As Adjusted (Note 3)
	(in thousands)
Cash flows from operating activities:
Net income	$379,277	$275,158	$69,392
Adjustments to reconcile net income to net cash from operating activities:
Cumulative effect of accounting change, net of income taxes	-	2,503	-
Depreciation and amortization	54,388	47,546	45,252
Deferred income taxes	6,073	30,259	24,731
Stock-based compensation expense	18,029	1,363	1,180
Excess income tax benefits of stock-based compensation	(8,881)	-	-
Deferred financing cost and bond discount amortization	797	785	5,484
Gains on sales of assets	(8)	(3,644)	-
Gain on involuntary conversion of assets	-	-	(4,411)
Long-term commutation account	5,316	3,832	3,712
Amortization of long-term prepaid insurance	1,211	1,211	1,451
Increase in long-term accrued liabilities	9,309	4,473	431
Changes in deferred charges and other	(18,844)	(17,316)	(8,055)
Changes in components of working capital from operations:
Decrease (increase) in trade, note and other receivables	(7,633)	(43,707)	2,231
Increase in inventory	(126,955)	(90,687)	(32,935)
Increase in other current assets	(10,527)	(5,591)	(370)
Increase in accounts payable	23,187	117,275	58,138
Increase in accrued liabilities and other	15,778	36,877	11,668
Net cash provided by operating activities	340,517	360,337	177,899

Cash flows from investing activities:
Additions to property, plant and equipment	(129,703)	(109,710)	(46,502)
Net proceeds from insurance - involuntary conversion claim	-	2,142	3,395
Proceeds from sale of assets	8	5,500	-
El Dorado Refinery contingent earn-out payment	(7,500)	(7,500)	-
Net cash used in investing activities	(137,195)	(109,568)	(43,107)

Cash flows from financing activities:
Purchase of treasury stock	(98,950)	(34,819)	(3,029)
Proceeds from issuance of common stock	3,672	23,616	3,923
Dividends paid	(67,498)	(7,776)	(5,664)
Debt issue costs and other	(13)	(114)	(3,954)
Excess income tax benefits of stock-based compensation	8,881	-	-
(Repayments) proceeds of revolving credit facility, net	-	-	(45,750)
Proceeds from issuance of 6.625% Senior Notes	-	-	150,000
Repurchase of 11.75% Senior Notes	-	-	(170,449)
Net cash used in financing activities	(153,908)	(19,093)	(74,923)
Increase in cash and cash equivalents	49,414	231,676	59,869
Cash and cash equivalents, beginning of period	356,065	124,389	64,520
Cash and cash equivalents, end of period	$405,479	$356,065	$124,389

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity and Statements of Comprehensive Income
(in thousands, except share data)

	Common Stock					Treasury Stock				Total
	Number of Shares Issued	Amount	Paid-in Capital	Comprehensive Income As Adjusted (Note 3)	Retained Earnings As Adjusted (Note 3)	Number of Shares	Amount	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Amount As Adjusted (Note 3)
December 31, 2003, as reported	30,643,549	$57,504	$106,443		$47,614	(4,264,673)	$(39,914)	$(1,446)	$(924)	26,378,876	$169,277
Adjustment for the 2005 and 2006 stock splits	91,930,647	-	-		-	(12,794,019)	-	-	-	79,136,628	-
Change in accounting principle (Note 3)	-	-	-		31,379	-	-	-	-	-	31,379
December 31, 2003, as adjusted	122,574,196	$57,504	$106,443		$78,993	(17,058,692)	$(39,914)	$(1,446)	$(924)	105,515,504	$200,656
Shares issued under stock-based compensation plans	4,103,900	103	7,914		-	12,000	13	-	-	4,115,900	8,030
Shares received under stock-based compensation plans						(1,507,176)	(7,123)			(1,507,176)	(7,123)
Comprehensive income:
Net income	-	-	-	$69,392	69,392	-	-	-	-	-	69,392
Other comprehensive income:
Minimum pension liability, net of tax benefit of $166				(273)
Other comprehensive income				(273)					(273)	-	(273)
Comprehensive income				$69,119
Income tax benefits of stock-based compensation	-	-	5,168		-	-	-	-	-	-	5,168
Stock-based compensation expense	-	-	-		-	-	-	1,180	-	-	1,180
Dividends declared	-	-	-		(5,910)	-	-	-	-	-	(5,910)
December 31, 2004	126,678,096	$57,607	$119,525		$142,475	(18,553,868)	$(47,024)	$(266)	$(1,197)	108,124,228	$271,120
Shares issued under stock-based compensation plans	6,951,300	173	29,369			339,956	450	(2,810)		7,290,896	27,182
Issue of restricted stock units to directors	-	-	1,224		-	-	-	(1,224)	-	-	-
Shares received under:
Stock repurchase plans	-	-	-			(1,441,600)	(24,596)	-	-	(1,441,600)	(24,596)
Stock-based compensation plans	-	-	-			(1,274,956)	(15,700)	-	-	(1,274,956)	(15,700)
Net income	-	-	-	$275,158	275,158	-	-	-	-	-	275,158
Other comprehensive income:
Minimum pension liability, net of tax liability of $755				1,224
Other comprehensive income				1,224					1,224	-	1,224
Comprehensive income				$276,382
Income tax benefits of stock-based compensation, net of contingency	-	-	7,792		-	-	-	-	-	-	7,792
Stock-based compensation expense	-	-	-		-	-	-	1,362	-	-	1,362
Dividends declared	-	-	-		(64,850)	-	-	-	-	-	(64,850)
December 31, 2005	133,629,396	$57,780	$157,910		$352,783	(20,930,828)	$(86,870)	$(2,938)	$27	112,698,568	$478,692
Adoption of FAS No. 123(R)	-	-	(2,938)		-	-	-	2,938	-	-	-
Shares issued under stock-based compensation plans and other	879,860	22	3,134		-	389,846	516	-	-	1,269,706	3,672
Shares received under:
Stock repurchase plans	-	-	-		-	(3,482,088)	(92,273)	-	-	(3,482,088)	(92,273)
Stock-based compensation plans	-	-	-		-	(141,738)	(4,765)	-	-	(141,738)	(4,765)
Net income and comprehensive income				$379,277	379,277						379,277
Adjustment to initially apply FAS No. 158, net of tax liability of $141	-	-	-		-	-	-	-	229	-	229
Income tax benefits of stock-based compensation, net of contingency	-	-	5,251		-	-	-	-	-	-	5,251
Stock-based compensation expense	-	-	18,029		-	-	-	-	-	-	18,029
Dividends declared	-	-	-		(12,258)	-	-	-	-	-	(12,258)
December 31, 2006	134,509,256	$57,802	$181,386		$719,802	(24,164,808)	$(183,392)	-	$256	110,344,448	$775,854

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2006, 2005 and 2004

1.	Nature of Operations

The financial statements include the accounts of Frontier Oil Corporation (“FOC”), a Wyoming corporation, and its wholly-owned subsidiaries, collectively referred to as “Frontier” or “the Company.” The Company is an energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”).
The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas. The Company also owns a 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in two crude oil tanks in Guernsey, Wyoming, both of which are accounted for as undivided interests. Each asset, liability, revenue and expense is reported on a proportionate gross basis. In addition, the equity method of accounting is utilized for the Company’s 25% interest in 8901 Hangar, Inc., a company which leases and operates a private airplane hangar. The Company’s investment in 8901 Hangar, Inc. was $99,000 and $95,000 at December 31, 2006 and 2005, respectively, and is included in “Other assets” on the Consolidated Balance Sheets. The Company also owned, until its sale as of November 30, 2005, FGI, LLC, an asphalt terminal and storage facility in Grand Island, Nebraska. The activities of FGI, LLC were included in the consolidated financial statements since December 1, 2003, when the Company increased its ownership from 50% to 100%, through November 30, 2005. All of the operations of the Company are in the United States, with its marketing efforts focused in the Rocky Mountain and Plains States regions of the United States. The Rocky Mountain region includes the states of Colorado, Wyoming, Montana and Utah, and the Plains States include the states of Kansas, Oklahoma, Nebraska, Iowa, Missouri, North Dakota and South Dakota. The Company purchases crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke. The operations of refining and marketing of petroleum products are considered part of one reporting segment.

2.	Significant Accounting Policies

Revenue Recognition
Revenues from sales of refined products are earned and realized upon transfer of title to the customer based on the contractual terms of delivery (including payment terms and prices). Title primarily transfers at the refinery or terminal when the refined product is loaded into the common carrier pipelines, trucks or railcars (free on board origin). In some situations, title transfers at the customer’s destination (free on board destination). Nonmonetary product exchanges and certain buy/sell crude oil transactions which are entered into in the normal course of business are included on a net cost basis in “Raw material, freight and other costs” on the Consolidated Statements of Income. Taxes collected from customers and remitted to governmental authorities are not included in reported revenues.

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
The Company capitalizes interest on the long-term construction of significant assets. Interest capitalized for the years ended December 31, 2006, 2005 and 2004 was $3.8 million, $2.6 million and $65,000, respectively.

Turnarounds
Normal maintenance and repairs are expensed as incurred. Planned major maintenance is the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment (“turnarounds”). Turnaround costs include contract services, materials and rental equipment. During the fourth quarter of 2006, the Company adopted a change in accounting method for the costs of turnarounds from the accrual method to the deferral method. The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. These deferred charges are included in the Company’s Consolidated Balance Sheets in “Deferred charges and other assets” along with the cost of catalyst that is replaced at periodic intervals when the quality of the catalyst has deteriorated beyond its prescribed function. The catalyst costs are deferred when incurred and amortized on a straight-line basis over the estimated useful life of the specific catalyst. The amortization expenses resulting from the turnaround costs are included in “Refinery operating expenses, excluding depreciation” in the Company’s Consolidated Statements of Income. See Note 3 “Change in Accounting Principle - Turnarounds” for further information.

Inventories
Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first-in, first-out (“FIFO”) basis or market. Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost. Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned. These include unfinished gasoline and diesel, blendstocks and other feedstocks. Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products. Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values. Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts. The net exchange balance is included in inventory. Inventories of materials and supplies and process chemicals are recorded at the lower of average cost or market. Crude oil inventories, unfinished product inventories and finished product inventories are used to secure financing for operations under the Company’s revolving credit facility. (See Note 5 “Revolving Credit Facility.”) The components of inventory as of December 31, 2006 and 2005 were as follows:

	December 31,
	2006	2005
	(in thousands)
Crude oil	$182,215	$97,766
Unfinished products	84,682	53,200
Finished products	89,457	75,790
Process chemicals	1,009	5,441
Repairs and maintenance supplies and other	17,213	15,424
	$374,576	$247,621

Prepaid Insurance
The Company charges the amounts paid for insurance policies to expense over the term of the policy. Prepaid insurance related to policies with terms of one year or less are included in “Other current assets” on the Consolidated Balance Sheets. The loss mitigation insurance premium and related expenses (see “Litigation-Beverly Hills Lawsuits” under Note 9) totaling $6.4 million are included in “Prepaid insurance” in the long-term asset portion of the Consolidated Balance Sheets and are reflected net of accumulated amortization as of December 31, 2006 and 2005. Of the total indemnity premium, $1.4 million related to year one of the policy and was amortized to expense over the one-year period which began October 1, 2003. The remaining $4.3 million of the indemnity premium is being amortized over four years beginning October 1, 2004. The administrative fee and California insurance tax totaling $673,000 is being amortized to expense over the five-year policy term, which began October 1, 2003. Accumulated amortization was $4.3 million and $3.1 million at December 31, 2006 and 2005, respectively.

Income Taxes
The Company accounts for income taxes under the provisions of FAS No. 109, “Accounting for Income Taxes.” FAS No. 109 requires the asset and liability approach for accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. The Company recognizes liabilities for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due. See Note 6 “Income Taxes” for further information.

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

Price Risk Management Activities
The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and to fix margins on certain future production. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with credit worthy counterparties. The Company believes that there is minimal credit risk with respect to its counterparties. The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized initially in the related inventory in “Inventory of crude oil, products and other” on the Consolidated Balance Sheets, and ultimately, when the related inventory is charged or sold in “Raw material, freight and other costs” on the Consolidated Statements of Income. Gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” at each period end.

Stock-based Compensation
Effective January 1, 2006, the Company accounts for stock-based compensation in accordance with FAS No. 123(R), “Share-Based Payment,” which requires companies to recognize the fair value of stock options and other stock-based compensation in the financial statements. Prior to 2006, stock-based compensation was measured in accordance with Accounting Principles Board (“APB”) No. 25. Under this intrinsic value method, compensation cost was the excess, if any, of the quoted market value of the Company’s common stock at the grant date over the amount the employee must pay to acquire the stock. No compensation cost for stock options was recognized in the Consolidated Statements of Income for the years ended December 31, 2005 and 2004. See Note 7 for detailed information on the Company’s stock-based compensation. Had compensation costs for share awards been determined based on the fair value at grant dates and amortized over the vesting period pursuant to FAS No. 123, the Company’s income and EPS would have been the pro forma amounts listed in the following table for the years ended December 31, 2005 and 2004. The pro forma compensation expense for the years ended December 31, 2005 and 2004 includes amortization for options granted in 2004, 2003 and prior years.

	Years Ended December 31,
	2005 As Adjusted (Note 3)	2004 As Adjusted (Note 3)
	(in thousands, except per share amounts)
Net income	$275,158	$69,392
Pro forma compensation expense, net of tax	(1,255)	(2,029)
Pro forma net income	$273,903	$67,363
Basic EPS:
As reported	$2.49	$0.65
Pro forma	2.47	0.63
Diluted EPS:
As reported	$2.42	$0.63
Pro forma	2.41	0.61

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
The Company adopted FIN 47 as of December 31, 2005 and recognized $4.0 million in 2005 as the pretax cumulative effect of an accounting change ($2.5 million after tax). The Company’s Consolidated Balance Sheets as of December 31, 2006 and 2005, recognized a net asset retirement obligation of $6.0 million and $5.5 million, respectively. At December 31, 2006, $520,000 of the $6.0 million was classified as current in “Accrued liabilities and other” and $5.4 million was included in “Other long-term liabilities.” Changes in the Company’s asset retirement obligations were as follows:

Year ended December 31, 2006
(in thousands)
Asset retirement obligation, beginning of period	$5,468
Liabilities settled	(255)
Accretion expense	366
Revisions to estimated cash flows	385
Asset retirement obligation, end of period	$5,964

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

Principles of Consolidation
The Consolidated Financial Statements include the accounts of FOC and all 100% owned subsidiaries, as well as the Company’s undivided interests in a crude oil pipeline and crude oil tanks. The Company utilizes the equity method of accounting for investments in entities in which it does not have the ability to exercise control. Entities in which the Company has the ability to exercise significant influence and control are consolidated. All intercompany transactions and balances are eliminated in consolidation.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents
Highly liquid investments with maturity, when purchased, of three months or less are considered to be cash equivalents. Cash equivalents were $377.5 million and $345.6 million at December 31, 2006 and 2005, respectively.

Related Party Transactions
As of December 31, 2005, the Company had an outstanding relocation-related loan to a non-officer employee in the amount of $300,000, which is included in “Other receivables” on the Consolidated Balance Sheet at December 31, 2005. This loan was paid in full in May 2006.

Supplemental Cash Flow Information
Cash payments for interest, net of capitalized interest, during 2006, 2005 and 2004 were $8.4 million, $7.8 million and $20.0 million, respectively. Cash payments for income taxes during 2006, 2005 and 2004 were $183.6 million, $106.0 million and $21.6 million, respectively. Cash refunds of income taxes during 2006, 2005 and 2004 were $1.4 million, $3.6 million and $3.2 million, respectively.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

New Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions - An Interpretation of FAS No. 109, Accounting for Income Taxes” (“FIN 48”). The interpretation clarifies the accounting for income taxes recognized and presents guidance on measurement for the financial statements and tax position taken or expected to be taken. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The tax position is evaluated with a two step process. The first step is recognition: to determine whether it is “more likely than not” that a tax position will be upheld upon examination. The second step is measurement: if the position meets the “more likely than not” criteria in step one, step two is to determine the impact on the financial statements. This interpretation will apply to fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of FIN 48, if any, will be reported as an adjustment to the opening balance of retained earnings in the first quarter of 2007. The Company is currently evaluating its tax positions, but does not believe that the adoption of FIN 48 will have a material effect on the Company’s financial statements.
In September 2006, the FASB issued FASB Staff Position (“FSP”) No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities.” This FSP addresses the accounting for planned major maintenance activities (“turnarounds”). Currently there are four alternative accounting methods for turnarounds: direct expense, built-in overhaul, deferral and accrual. The FSP eliminates the accrual method of accounting for turnarounds and requires the adoption of the provisions as a change in accounting principle through retrospective application as described in FAS No. 154, “Accounting Changes and Error Corrections.” The FSP has an effective date for fiscal years beginning after December 15, 2006 with earlier adoption allowed. The Company previously accounted for turnarounds on the accrual method. The Company has early adopted the deferral method and retrospectively applied the new accounting principle to 2005 and 2004 financial statements. See Note 3 “Change in Accounting Principle - Turnarounds” for further information.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS No. 157 states that fair value is “the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).” The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that this statement will have on the Company’s financial statements and any other factors influencing the overall business environment.
In September 2006, the FASB issued FAS No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement requires an employer to: 1) recognize the funded status of a benefit plan (measured as the difference between plan assets at fair value and the benefit obligation) in its statement of financial position, 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net period benefit cost, 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and 4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations. Frontier has recognized the funded status of its defined benefit plans and provided the required disclosures as of the year ending December 31, 2006. See Note 8 “Employee Benefit Plans” for further information.
The Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108 in September 2006. SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Registrants are to reflect the effects of applying the guidance issued in SAB No. 108 in annual financial statements covering the first fiscal year ending after November 15, 2006. The Company adopted SAB No. 108 at December 31, 2006 with no adjustments necessary.

3.	Change in Accounting Principle - Turnarounds

During the fourth quarter of 2006, the Company changed its accounting method for the costs of turnarounds from the accrual method to the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral accounting method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The new method of accounting for turnarounds was adopted in order to adhere to FSP No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities. The Company elected to early adopt the FSP in the fourth quarter of 2006. The comparative financial statements for 2005 and 2004 have been adjusted to apply the new method retrospectively. As a result of the accounting change, retained earnings as of January 1, 2004, increased from $47.6 million, as originally reported using the accrual method, to $79.0 million using the deferral method. These deferred charges are included in the Company’s Consolidated Balance Sheets in “Deferred charges and other assets.” The amortization expenses are included in “Refinery operating expenses, excluding depreciation” in the Company’s Consolidated Statements of Income. The following consolidated financial statement line items as of December 31, 2005 and for the years ending December 31, 2005 and 2004 were affected by the change in accounting principle.

	Year ending December 31,
	2005			2004
	As Originally Reported	As Adjusted	Change	As Originally Reported	As Adjusted	Change
	(in thousands)
Consolidated Statements of Income:
Refinery operating expenses, excluding depreciation	$245,449	$241,445	$(4,004)	$219,781	$220,427	$646

Income before income taxes	443,251	447,255	4,004	112,103	111,457	(646)
Provision for income taxes	168,216	169,594	1,378	42,339	42,065	(274)
Income before cumulative effect of accounting change	275,035	277,661	2,626	69,764	69,392	(372)
Net income	$272,532	$275,158	$2,626	$69,764	$69,392	$(372)

Basic earnings per share:
Before cumulative effect of accounting change	$2.48	$2.51	$0.03	$0.65	$0.65	$-
Cumulative effect of accounting change	(0.02)	(0.02)	-	-	-	-
Net income	$2.46	$2.49	$0.03	$0.65	$0.65	$-

Diluted earnings per share:
Before cumulative effect of accounting change	$2.42	$2.44	$0.02	$0.64	$.63	$(0.01)
Cumulative effect of accounting change	(0.02)	(0.02)	-	-	-	-
Net income	$2.40	$2.42	$0.02	$0.64	$.63	$(0.01)

Consolidated Statements of Cash Flows:
Net income	$272,532	$275,158	$2,626	$69,764	$69,392	$(372)
Adjustments to reconcile net income to net income from operating activities:
Depreciation and amortization	35,213	47,546	12,333	32,208	45,252	13,044
Deferred income taxes	28,881	30,259	1,378	25,005	24,731	(274)
Deferred charges and other	(271)	(17,316)	(17,045)	2,458	(8,055)	(10,513)
Increase in long-term accrued liabilities	6,442	4,473	(1,969)	(2,645)	431	3,076
Increase in current accrued liabilities and other	34,200	36,877	2,677	16,629	11,668	(4,961)

Net cash provided by operating activities	$360,337	$360,337	$-	$177,899	$177,899	$-

	December 31, 2005
	As Originally Reported	As Adjusted	Change
	(in thousands)
Consolidated Balance Sheet:
Deferred tax assets	$6,819	$2,004	$(4,815)
Deferred charges and other assets	2,588	28,951	26,363

Total assets	$1,201,509	$1,223,057	$21,548

Accrued turnaround costs	$12,696	$-	$(12,696)
Long-term accrued turnaround costs	15,122	-	(15,122)
Deferred income taxes	70,727	86,460	15,733

Retained earnings	319,150	352,783	33,633
Total shareholders’ equity	445,059	478,692	33,633

Total liabilities and shareholders’ equity	$1,201,509	$1,223,057	$21,548

4.	Long-term Debt

Schedule of Long-term Debt
	December 31,
	2006	2005
	(in thousands)
6.625% Senior Notes, maturing 2011	$150,000	$150,000

On October 1, 2004, the Company issued $150.0 million principal amount of 6.625% Senior Notes. The 6.625% Senior Notes, which mature on October 1, 2011, were issued at par, and the Company received net proceeds (after underwriting fees) of $147.2 million. Interest is paid semi-annually. The 6.625% Senior Notes are redeemable, at the option of the Company, at 103.313% after October 1, 2007, declining to 100% in 2010. Prior to October 1, 2007, the Company may at its option redeem the 6.625% Senior Notes at a defined make-whole amount, plus accrued and unpaid interest. The 6.625% Senior Notes may restrict payments, including dividends, and limit the incurrence of additional indebtedness based on covenants related to interest coverage ratio and restricted payments. Frontier Holdings Inc. and its subsidiaries are full and unconditional guarantors of the 6.625% Senior Notes (see Note 13 for consolidating financial statements). The Company used a portion of the net proceeds from this offering, together with other available funds, to fund a tender offer and consent solicitation for $64.9 million principal of its 11.75% Senior Notes in October 2004 and redeemed on November 15, 2004, the remaining $105.6 million outstanding principal of its 11.75% Senior Notes.

5.	Revolving Credit Facility

The refining operations have a working capital credit facility with a group of banks led by Union Bank of California and BNP Paribas (“Facility”). The Facility has a current expiration date of June 16, 2008. The Facility is a collateral-based facility with total borrowing capacity, subject to borrowing base availability amounts, of up to $225 million. The Facility size may be increased up to $250 million at the Company’s request. Any unutilized capacity after cash borrowings is available for letters of credit. No borrowings were outstanding at December 31, 2006 or 2005 under the Facility. Standby letters of credit outstanding were $43.2 million and $69.5 million at December 31, 2006 and 2005, respectively. As of December 31, 2006, the Company had borrowing base availability of $181.8 million under the Facility.
The Facility, secured by inventory, accounts receivable and related contracts and intangibles, and certain deposit accounts, provides working capital financing for operations, generally the financing of crude oil and product supply. The Facility provides for a quarterly commitment fee of 0.3% per annum. The Company’s current borrowing rates are based, at the Company’s option, on the agent bank’s prime rate plus 0.25%, the prevailing Federal Funds Rate plus 1.25% or LIBOR plus 1.25%. Outstanding standby letters of credit charges are 1.125% per annum, plus standard issuance and renewal fees. The average interest rate on funds borrowed under the Facility during 2006 was 6.84%. The Facility is subject to compliance with financial covenants relating to working capital, tangible net worth, fixed charges and cash coverage, and debt leverage ratios. The Company was in compliance with these covenants at December 31, 2006.

6.	Income Taxes

The provision for income taxes is comprised of the following:
	Years ended December 31,
	2006	2005 As Adjusted (Note 3)	2004 As Adjusted (Note 3)
	(in thousands)
Current:
Federal	$168,950	$121,455	$13,959
State	25,814	17,880	3,375
Total current provision	194,764	139,335	17,334
Deferred:
Federal	5,269	28,065	23,166
State	804	2,194	1,565
Total deferred provision	6,073	30,259	24,731
Total provision	$200,837	$169,594	$42,065

The following is a reconciliation of the provision for income taxes computed at the statutory United States income tax rates on pretax income and the provision for income taxes as reported:

	Years ended December 31,
	2006	2005 As Adjusted(Note 3)	2004 As Adjusted(Note 3)
	(in thousands)
Provision based on statutory rates	$203,040	$156,539	$39,010
Increase (decrease) resulting from:
State income taxes	26,618	20,074	4,940
Federal tax effect of state income taxes	(9,316)	(7,026)	(1,729)
Benefit of the Section 199 manufacturers production activities deduction	(5,666)	(3,229)	-
Benefit of ultra-low sulfur diesel tax credit	(14,546)	-	-
Release of valuation allowance	-	-	(955)
Other, including permanent book-tax differences	707	3,236	799
Provision as reported	$200,837	$169,594	$42,065

Significant components of deferred tax assets and liabilities are shown below:

	December 31, 2006			December 31, 2005 As Adjusted (Note 3)
	State	Federal	Total	State	Federal	Total
	(in thousands)
Current deferred tax assets:
Gross current assets:
Accrued bonuses	$545	$4,240	$4,785	$356	$2,772	$3,128
Stock-based compensation	94	734	828	24	183	207
Other	235	2,505	2,740	212	1,793	2,005
Total gross deferred tax assets	874	7,479	8,353	592	4,748	5,340
Gross current liabilities:
Prepaid expenses	(374)	(2,902)	(3,276)	(342)	(2,663)	(3,005)
State income tax receivable or prepaid	-	(496)	(496)	-	(243)	(243)
State deferred taxes	-	(126)	(126)	-	(88)	(88)
Unrealized gain on derivative contracts	(139)	(1,079)	(1,218)	-	-	-
Total current net deferred tax assets	$361	$2,876	$3,237	$250	$1,754	$2,004

Long-term deferred tax liabilities:
Gross long-term assets:
Pension and other post-retirement benefits	$1,265	$9,832	$11,097	$1,090	$8,479	$9,569
Stock-based compensation	628	4,878	5,506	-	-	-
Environmental liability accrual	315	2,450	2,765	67	525	592
Asset retirement obligations	254	1,974	2,228	231	1,800	2,031
Other	172	1,340	1,512	144	1,120	1,264
State deferred taxes	-	3,879	3,879	-	3,553	3,553
Total gross long-term assets	2,634	24,353	26,987	1,532	15,477	17,009
Gross long-term liabilities:
Depreciation	(12,606)	(98,554)	(111,160)	(10,495)	(82,560)	(93,055)
Deferred turnaround costs	(1,110)	(8,624)	(9,734)	(1,187)	(9,227)	(10,414)
Total long-term net deferred tax liabilities	$(11,082)	$(82,825)	$(93,907)	$(10,150)	$(76,310)	$(86,460)

The Company utilized all remaining alternative minimum tax carryforwards during 2005. The Company had no federal or state net operating loss carryforwards as of December 31, 2006.
The Company recognizes liabilities for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due. As of December 31, 2006, amounts reserved for such contingencies were $28.3 million (including interest) and are included in “Contingent income tax liabilities” on the Consolidated Balance Sheets. One such contingency relates to the deductibility for income tax purposes of certain stock-based compensation for executives for the years 2003 through 2006. As of December 31, 2006 and 2005, the Company had accrued $24.4 million and $18.1 million, respectively, in contingent income taxes which may be due should the determination be made that this stock-based compensation is not deductible. Any income tax benefit allowed for this stock-based compensation would be recorded as an increase in additional paid-in capital. Another contingency is for a deduction taken in 2004 related to the Company’s prior oil and gas operations ($3.8 million and $3.6 million at December 31, 2006 and 2005, respectively). As of December 31, 2006, the Company also had an income tax contingency of $93,000 related to a 2005 state income tax business versus nonbusiness classification. The Company has not identified any other potential income tax contingencies that must be disclosed in accordance with FAS No. 5. Interest expensed during the year ended December 31, 2006 for these contingencies was $1.5 million and is included in “Interest expense and other financing costs” on the Consolidated Statements of Income.
As indicated in Note 2 “New Accounting Pronouncements,” FIN 48 will apply to fiscal years beginning after December 15, 2006. The Company is currently evaluating its tax positions, but does not believe that the adoption of FIN 48 will have a material effect on the Company’s financial statements.
As of December 31, 2006, the Company had accrued federal income taxes payable of $2.6 million and state income taxes payable of $2.0 million, which are included in “Accrued liabilities and other” on the Consolidated Balance Sheet. The Company also has estimated overpayments of 2006 state income taxes of $1.4 million, which are included in “Other current assets” on the Consolidated Balance Sheet and which will be applied to the related states’ 2007 income tax liabilities. The American Jobs Creation Act of 2004 created the new Internal Revenue Code Section 199 which provides an income tax benefit to domestic manufacturers. The Company recognized an income tax benefit of approximately $5.7 million in 2006 and $3.2 million in 2005 related to the new production activities deduction. The income tax provision for the year ended December 31, 2006, also included the excess $14.5 million income tax benefit of a $22.4 million credit for production of ultra low sulfur diesel fuel (see “Environmental” under Note 9 “Commitments and Contingencies.)
The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of its deferred tax assets will not be realized. Realization of the deferred income tax assets is dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes that it is more likely than not that all of the deferred income tax assets will be realized and thus, no valuation allowance was provided for as of December 31, 2006.
The Company recognized income tax benefits related to the deductibility of stock-based compensation in the amounts of $5.3 million (net of contingency), $7.8 million and $5.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Such benefits were recorded as an increase in additional paid-in capital and a reduction of income taxes payable. The Company also recognized an income tax liability (benefit) related to the minimum pension liability reflected in “Accumulated other comprehensive (income) loss” in the amounts of $141,000, $755,000 and ($166,000) for the years ended December 31, 2006, 2005 and 2004, respectively.

7.	Common Stock

Stock Splits
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
The Company’s Board of Directors also approved in April 2006 a 2-for-1 stock split by means of a stock dividend on the Company’s common stock. The stock split was subject to shareholder approval of an amendment to the Company’s articles of incorporation to increase the number of authorized shares from 90 million to 180 million, and the amendment was approved at a special shareholders’ meeting on June 9, 2006. The stock dividend was issued on June 26, 2006 to shareholders of record as of the close of business on June 19, 2006.
All prior period share related numbers included in this report have been revised to reflect both the 2005 and 2006 stock splits.

Dividends
The Company declared quarterly cash dividends of $0.02 per share of common stock for the quarter ended March 31, 2006. The quarterly cash dividend was $0.03 per share of common stock for the quarters ended June 30, 2006 through December 31, 2006.
The payment of dividends is prohibited under the Company’s Revolving Credit Facility only if a default has occurred and is continuing or such payment would cause a default. The 6.625% Notes may restrict dividend payments based on covenants related to interest coverage. Both the Revolving Credit Facility and the 6.625% Notes may limit dividends according to a restricted payments calculation.

Treasury stock
The Company accounts for its treasury stock under the cost method on a FIFO basis. In November 2006, the Company’s Board of Directors approved a new $100 million share repurchase program, which replaced all existing repurchase authorizations, and may be utilized for share repurchases in the near term (no shares had been repurchased under this new program as of December 31, 2006). During the year ended December 31, 2006, under previous share repurchase authorizations, the Company purchased 3,482,088 shares ($92.3 million) in open market transactions as well as paid $1.9 million (101,400 shares) for 2005 stock repurchases which did not settle until early 2006 and were accrued as of December 31, 2005. The Company received no shares in 2006, 381,916 shares ($3.6 million) in 2005 and 862,396 shares ($4.1 million) in 2004 of its common stock, now held as treasury stock, from employees in stock swaps where mature stock is surrendered by the employee to exercise the stock options, as provided for by the Company’s stock-based compensation plans. The Company received 141,738 shares ($4.8 million) in 2006, 893,040 shares ($12.1 million) in 2005 and 644,780 shares ($3.0 million) in 2004 of its common stock, now held as treasury stock, from employees to cover withholding taxes on stock-based compensation. As of December 31, 2006, the Company had 24,164,808 shares of treasury stock.

Earnings per Share
The following sets forth the computation of diluted earnings per share (“EPS”) for the years ended December 31, 2006, 2005 and 2004.

	2006			2005 As Adjusted (Note 3)			2004 As Adjusted (Note 3)
	Income (Num-erator)	Shares (Denomi-nator)	Per Share Amount	Income (Num-erator)	Shares (Denomi-nator)	Per Share Amount	Income (Num-erator)	Shares (Denomi-nator)	Per Share Amount
	(in thousands except per share amounts)
Basic EPS:
Net income	$379,277	111,408	$3.40	$275,158	110,724	$2.49	$69,392	106,692	$0.65
Dilutive securities:
Stock options	-	565	-	-	2,792	-	-	2,871	-
Restricted stock	-	539	-	-	120	-	-	41	-
Diluted EPS:
Net income	$379,277	112,512	$3.37	$275,158	113,636	$2.42	$69,392	109,604	$0.63

For the year ended December 31, 2006, 493,226 outstanding stock options that could potentially dilute EPS in future years were not included in the computation of diluted EPS. For the years ended December 31, 2005 and 2004, there were no outstanding stock options that could potentially dilute EPS in future years that were not included in the computation of diluted EPS.

Stock-based Compensation
Effective January 1, 2006, the Company adopted FAS No. 123(R), “Share-Based Payment,” which requires companies to recognize the fair value of stock options and other stock-based compensation in the financial statements. The Company adopted FAS No. 123(R) using the modified prospective application method, and accordingly, prior period amounts have not been retrospectively adjusted. Upon adoption of FAS No. 123(R), deferred compensation recorded as contra-equity in prior periods was eliminated against the appropriate equity accounts. The Company evaluated the need for a cumulative effect of a change in accounting principle as of January 1, 2006, related to previously recognized compensation expense for previously forfeited awards or in recognition of an assumption for future forfeits, and determined that none was necessary. In 2006, the adoption of FAS No. 123(R) resulted in incremental stock-based compensation expense of $7.0 million. This incremental stock-based compensation reduced the Company’s net income by $4.3 million ($0.04 per basic and diluted share) for the year ended December 31, 2006. Cash provided by operating activities decreased $8.9 million and cash provided by financing activities increased by the same amount for the year ended December 31, 2006, due to excess income tax benefits from stock-based payment arrangements.
The Company also elected to use the FSP No. 123(R)-3’s simplified method of calculating the adoption-date additional paid-in capital pool. This is for the purposes of calculating the pool of excess income tax benefits available to absorb tax deficiencies subsequent to the adoption of FAS No. 123(R).
Stock-based compensation costs and income tax benefits recognized in the Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Years Ended December 31,
	2006	2005	2004
Restricted shares and units	$8,539	$1,362	$1,180
Stock options	2,110	-	-
Performance-based awards	7,290	-	-
Stock grant to retiring executive (3,030 shares)	90	-	-
Total stock-based compensation expense	$18,029	$1,362	$1,180

Income tax benefit recognized in the income statement	$6,851	$518	$448

Omnibus Incentive Compensation Plan. The shareholders of the Company approved the Frontier Oil Corporation Omnibus Incentive Compensation Plan (the “Plan”) at the Annual Meeting of Shareholders held on April 26, 2006. The Plan is a broad-based incentive plan that provides for granting stock options, stock appreciation rights (“SAR”), restricted stock awards, performance awards, stock units, bonus shares, dividend equivalent rights, other stock-based awards and substitute awards (“Awards”) to employees, consultants and non-employee directors of the Company. The Plan amends and restates the Company’s previously approved 1999 Stock Plan and the Company’s Restricted Stock Plan, both of which were merged into the Omnibus Plan. The maximum number of shares of the Company’s common stock that may be issued under the Plan with respect to Awards is 12,000,000 shares, subject to certain adjustments as provided by the Plan. Awards issued under the prior plans between December 31, 2005 and April 26, 2006 reduced the number of shares available for Awards as though the awards had been issued after April 26, 2006. The number of shares available for Awards will be reduced by 1.7 times the number of shares for each stock-denominated award granted, other than an option or a SAR under the Plan, and will be reduced by 1.0 times the number of option shares or SARs granted. As of December 31, 2006, 7,514,254 shares were available to be awarded under the Plan assuming maximum payout is achieved on the performance awards made in 2006 for which restricted stock will be issued in 2007 (see “Performance Awards” below). For purposes of determining compensation expense, forfeitures are estimated at the time Awards are granted based on historical average forfeiture rates and the group of individuals receiving those Awards. The Plan provides that the source of shares for Awards may be either newly issued shares or treasury shares. As of December 31, 2006, there was $20.9 million of total unrecognized compensation cost related to the Plan including costs for stock options, restricted stock, restricted stock units and performance-based awards, which is expected to be recognized over a weighted-average period of 2.11 years.

Stock Options. Stock options are issued at the current market price of the Company’s common stock on the date of grant and generally vest ratably over three years and expire after five years. The grant date fair value is calculated using the Black-Scholes option pricing model. The Company uses historical employee exercise data, including post-vesting termination behavior, to estimate the expected life of the options. Expected volatility is calculated using the historical volatility of the price of the Company’s common stock. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The $9.615 per share fair value of the five-year options granted during the year ended December 31, 2006 was estimated with the following assumptions: risk-free interest rate of 4.89%, expected volatility of 37.3%, expected life of 3.33 years and no dividend yield. The fair value for grants made during the years ended December 31, 2004 and 2003 was estimated with the following assumptions, respectively: risk-free interest rates of 2.97% and 2.75%, expected volatilities of 47.80% and 50.50%; expected lives of 5.0 years for both years; and dividend yields of 1.10% and 1.27%.
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

Stock option changes during the years ended December 31, 2006, 2005 and 2004 are presented below:

	2006			2005		2004
	Number of Awards	Weighted-Average Exercise Price	Aggregate Intrinsic Value of Options (in thousands)	Number of Awards	Weighted-Average Exercise Price	Number of Awards	Weighted-Average Exercise Price
Outstanding at beginning of year	1,381,700	$4.3515		8,353,800	$3.9935	12,286,100	$3.3025
Granted	493,226	29.3850		-	-	180,000	4.6625
Exercised or issued	(842,800)	4.3560		(6,935,300)	3.9195	(4,103,900)	1.9538
Expired	-	-		(36,800)	4.5005	(8,400)	5.4625
Outstanding at end of year	1,032,126		$13,147	1,381,700	4.3515	8,353,800	3.9935
Vested or expected to vest at end of year	1,021,207		$13,147	1,381,700		8,353,800
Exercisable at end of year	501,400		$12,444	640,700	4.5115	5,840,200	3.7555
Weighted-average fair value of options granted during the year		9.615			-		1.9175

The Company received $3.7 million, $23.6 million and $3.9 million of cash for stock options exercised during the years ended December 31, 2006, 2005 and 2004, respectively. The total intrinsic value of stock options exercised during the years ended December 31, 2006, 2005 and 2004 were $22.4 million, $69.8 million and $12.2 million, respectively. The Company realized $9.5 million, $25.5 million and $4.7 million of income tax benefits during the years ended December 31, 2006, 2005 and 2004, respectively, substantially all of which were excess income tax benefits related to the exercises of stock options. Excess income tax benefits are the benefits from additional deductions allowed for income tax purposes in excess of expenses recorded in the financial statements. These excess income tax benefits are recorded as an increase to paid-in capital and the majority of these amounts, beginning in 2006 (as provided for in FAS No. 123(R)), are reflected as cash flows from financing activities in the Consolidated Statements of Cash Flows.
The following table summarizes information about stock options outstanding at December 31, 2006:

Stock Options Outstanding at December 31, 2006
Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Exercise Price	Exercisable
493,226	4.32	$ 29.3850	-
105,000	2.15	4.6625	67,500
399,100	1.14	4.1625	399,100
34,800	0.32	5.4625	34,800

Restricted Shares and Restricted Stock Units. Restricted shares and restricted stock units, when granted, are valued at the closing market value of the Company’s common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the nominal vesting period of the stock, and for awards issued subsequent to the adoption of FAS No. 123(R), adjusted for retirement-eligible employees, as required. For awards granted prior to the adoption of FAS No. 123(R), $1.5 million of compensation costs were recognized during the year ended December 31, 2006, and continue to be recognized over the nominal vesting period. The restricted shares and restricted stock units have vesting dates up to three years from the issue date. When common stock dividends are declared by the Company’s Board of Directors, dividends are accrued on the issued restricted shares but are not paid until the shares vest. When common stock dividends are declared by the Company’s Board of Directors, dividend equivalents are accrued on the restricted stock units and paid when the common stock dividends are paid.

The following table summarizes the changes in the Company’s restricted shares and restricted stock units during the years ended December 31, 2006, 2005 and 2004.

	2006		2005		2004
	Shares/ Units	Weighted-Average Grant-Date Market Value	Shares/ Units	Weighted-Average Grant-Date Market Value	Shares/ Units	Weighted-Average Grant-Date Market Value
Nonvested at beginning of year	415,692	$8.8870	218,792	$4.8575	834,316	$3.1569
Granted	459,966	26.4773	465,616	8.9124	-	-
Vested	(162,622)	16.2865	(254,696)	5.5057	(603,724)	2.5074
Forfeited	-	-	(14,020)	8.2750	(11,800)	4.8575
Nonvested at end of year	713,036	18.5465	415,692	8.8870	218,792	4.8575

The total fair value of restricted shares and restricted stock units which vested during the years ended December 31, 2006, 2005 and 2004 was $4.5 million, $2.4 million and $2.8 million, respectively. The vesting for the year ended December 31, 2006 in the table above includes 128,596 shares of previously issued restricted stock and 34,026 restricted stock units (for which common stock was issued upon vesting). The vesting for the year ended December 31, 2005 in the table above includes 238,696 shares of previously issued restricted stock and 16,000 restricted stock units (for which common stock was issued upon vesting). The vesting for the year ended December 31, 2004 in the table above included all shares of previously issued restricted stock. The Company realized $1.7 million, $893,000 and $1.1 million of income tax benefits related to these vestings, of which $712,000, $361,000, and $495,000 was excess income tax benefits, for 2006, 2005 and 2004, respectively.

Performance Awards. On April 26, 2006, the Company granted up to 657,243 stock unit awards. Because performance goals were achieved for 2006, the stock unit awards were converted into restricted stock following certification of performance by the Compensation Committee of the Company’s Board of Directors, one-third will vest on June 30, 2007, one-third on June 30, 2008 and the final one-third on June 30, 2009. When common stock dividends are declared by the Company’s Board of Directors, dividend equivalents (on the stock unit awards) and dividends (once the stock unit awards are converted to restricted stock) are accrued but are not paid until the restricted stock vests. The stock unit awards were valued at the market value at the date of grant and amortized to compensation expense on a straight-line basis over the nominal vesting period, adjusted for retirement-eligible employees, as required under FAS No. 123(R).

8.	Employee Benefit Plans

Contribution Plans
The Company sponsors defined contribution plans for its employees. All employees may participate by contributing a portion of their annual earnings to the plans. The Company makes pension and/or matching contributions on behalf of participating employees. The cost of the defined contribution plans for the years ended December 31, 2006, 2005 and 2004 was $6.4 million, $6.1 million and $5.6 million, respectively.

Deferred Compensation Plan
The Company sponsors a deferred compensation plan for certain employees and directors whose eligibility to participate in the plan is determined by the Compensation Committee of the Company’s Board of Directors. Participants may contribute a portion of their earnings to the plan, and the Company makes pension and/or matching contributions on behalf of eligible employees. The contributions and any earnings are held in an irrevocable trust known as a “rabbi trust” by an independent trustee. The trust account balance and related liability are reflected in “Other assets” and “Deferred compensation liability,” respectively, in the Consolidated Balance Sheets.

Executive Retiree Medical Benefit Plan
On February 22, 2006, the Compensation Committee of the Company’s Board of Directors approved the Executive Retiree Medical Benefit Plan. The Executive Retiree Medical Benefit Plan provides a post-retirement medical benefit for certain of the Company’s executive officers. Due to the plan design, the amount to be contributed by the retirees is expected to cover approximately the full cost of the plan. No cost had been incurred by the Company for this plan through December 31, 2006.

Defined Benefit Plans
The Company established a defined benefit cash balance pension plan, effective January 1, 2000, for eligible El Dorado Refinery employees to supplement retirement benefits that those employees lost upon the sale of the El Dorado Refinery to Frontier. No other current or future employees will be eligible to participate in the plan. This plan has assets of $9.7 million at December 31, 2006, and its funding status is in compliance with ERISA.
The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery. Eligible employees are employees hired by the Refinery before certain defined dates and who satisfy certain age and service requirements. Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare. Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans were unfunded as of December 31, 2006 and 2005. The post-retirement health care plan requires retirees to pay between 20% and 40% of total health care costs based on age and length of service. The plan’s prescription drug benefits are at least equivalent to Medicare Part D benefits. Post-retirement healthcare benefits provided for Medicare eligible retirees were reduced effective December 31, 2006 to levels stipulated at the time of the El Dorado Refinery acquisition.
In accordance with FAS No. 158, which the Company adopted as of December 31, 2006, Frontier is required to 1) recognize the funded status of a benefit plan (measured as the difference between plan assets at fair value and the benefit obligation) in its statement of financial position, 2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net period benefit cost, 3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position, and 4) disclose in the notes to the financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition assets or obligations.
The following tables set forth the funded status of the pension plan and post-retirement healthcare and other benefit plans change in benefit obligation, items not yet recognized as a component of net periodic benefit costs and reflected as a component of the ending balance of accumulated Other Comprehensive Income (“OCI”), net of tax, and the measurement of defined benefit plan assets and obligations as of December 31, 2006.

	Pension Benefits		Post-retirement Healthcare and Other Benefits (1)
	2006	2005	2006	2005
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$9,942	$11,810	$41,181	$29,039
Service cost	-	-	1,011	1,130
Interest cost	541	526	2,075	2,093
Plan participant contributions	-	-	49	25
Actuarial (gain)/losses	(246)	(2,210)	(2,772)	9,077
Amendments	-	-	(13,115)	-
Benefits paid	(266)	(184)	(206)	(183)
Benefit obligation at December 31	$9,971	$9,942	$28,223	$41,181

Change in plan assets:
Fair value of plan assets at January 1	$8,279	$6,915	$-	$-
Actual return on plan assets	963	374	-	-
Employer contribution	692	1,174	156	158
Plan participant contributions	-	-	50	25
Benefits paid	(266)	(184)	(206)	(183)
Fair value of plan assets at December 31	$9,668	$8,279	$-	$-

Funded status at December 31	$(303)	$(1,663)	$(28,223)	$(41,181)
Unrecognized net actuarial (gain) loss	-	(43)	-	17,174
Net amount recognized	$(303)	$(1,706)	$(28,223)	$(24,007)

Amounts recognized in the balance sheets:
Current liabilities and other	$-	n/a	$(436)	n/a
Post-retirement employee liabilities	(303)	n/a	(27,787)	n/a
Net amount recognized	$(303)	n/a	$(28,223)	n/a

Amounts recognized in accumulated OCI:
(Gain) loss	$(611)	$(43)	$13,314	$-
Amendments (gain) (3)	-	-	(13,115)	-
	$(611)	$(43)	$199	$-

	Pension Benefits			Post-retirement Healthcare and Other Benefits
	2006	2005	2004	2006	2005	2004
	(in thousands)
Components of net periodic benefit cost for the year ended December 31:
Service cost	$-	$-	$-	$1,011	$1,130	$863
Interest cost	541	526	632	2,075	2,093	1,460
Expected return on plan assets	(640)	(606)	(479)	-	-	-
Recognized net actuarial loss	-	-	22	1,087	1,525	490
Net periodic benefit cost	$(99)	$(80)	$175	$4,173	$4,748	$2,813

Weighted average assumptions:
Benefit obligation discount rate as of December 31	5.75%	5.50%	5.50%	5.75%	5.50%	5.50%
Net periodic benefit cost discount rate for the year ended December 31	5.50%	5.50%	6.00%	5.50%	5.50%	6.00%
Expected return on plan assets (2)	7.50%	8.00%	8.00%	-	-	-
Salary increases	n/a	n/a	n/a	-	-	-

(1)
The disclosed post-retirement healthcare obligations and net periodic costs for 2006 and 2005 reflect government subsidies for prescription drugs as allowed under the Medicare Prescription Drug, Improvement and Modernization Act. The subsidy reduced the benefit obligation at December 31, 2006 and 2005, by approximately $5.3 million and $4.8 million, respectively.

(2)
The cash balance pension plan assumes a 7.5% expected long-term rate of return on assets based on a blend of historic returns of equity and debt securities. Actual returns on the Company’s plan assets have averaged nearly the same as expected returns for the two years ended December 31, 2006.

(3) None of the pension gain of $611,000 will be recognized in the pension benefit cost in 2007. For the post-retirement healthcare and other benefits, $1.1 million of the $13.3 million net loss and $1.9 million of the $13.1 million amendment gain will be recognized in the benefit cost in 2007.

	Post-retirement Healthcare and Other Benefits
	2006	2005	2004
	(dollars in thousands)
Healthcare cost-trend rate:	10.00%	11.00%	13.00%
	ratable to	ratable to	ratable to
	5.00%	5.00%	5.00%
	from 2012	from 2008	from 2008
Sensitivity Analysis:
Effect of 1% (-1%) change in healthcare cost-trend rate:
Year-end benefit obligation	$4,761	$8,641	$6,094
	(3,852)	(6,784)	(4,767)
Total service and interest cost	662	720	502
	(519)	(560)	(392)

At December 31, 2006, the estimated future benefit payments to be paid over the next ten years are as follows:

Estimated future benefit payments for years ending December 31, (in thousands)	Pension Benefits	Post-retirement Healthcare and Other Benefits
	Payment	Payment	Subsidy Receipts
2007	$189	$436	$-
2008	151	693	21
2009	245	992	28
2010	352	1,294	41
2011	512	1,653	53
Next 5 fiscal years thereafter	5,620	12,581	662

The following table provides information regarding the incremental effect of applying FAS No. 158 on individual line items in the consolidated balance sheet as of December 31, 2006.

December 31, 2006:	Before Application of FAS No. 158	Adjustments	After Application of FAS No. 158
	(in thousands)
Post-retirement employee liabilities	$28,460	$(370)	$28,090
Deferred income taxes	93,766	141	93,907
Accumulated other comprehensive income	27	229	256
Total shareholders’ equity	775,625	229	775,854

Plan Assets
The pension plan assets are held in a Trust Fund (the “Fund”) whose trustee is Frost National Bank (“trustee”). Frontier’s pension plan weighted-average asset allocations in the Fund at December 31, 2006 and 2005, by asset category are as follows:

	Percentage of Plan Assets at December 31,
	2006	2005
Asset Category:
Cash equivalents	7%	10%
Equity common trust funds	69%	52%
Fixed income common trust funds	24%	26%
Stock fund common trust funds	-	8%
Common stock	-	4%
Total	100%	100%

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

The Company contributed $692,000 to the Fund during 2006 and is not required to, but may choose to, contribute to the Fund during the year ending December 31, 2007.

9.	Commitments and Contingencies

Lease and Other Commitments
On November 16, 1999, Frontier acquired the crude oil refinery located in El Dorado, Kansas from Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”). Under the provisions of the purchase and sale agreement, the Company is required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s revenues less its material costs and operating costs, other than depreciation. The total amount of these contingent earn-out payments is capped at $40.0 million, with an annual cap of $7.5 million. Any contingent earn-out payment will be recorded when determinable. Such contingent earn-out payments, if any, will be recorded as additional acquisition cost. A contingent earn-out payment of $7.5 million was required based on 2006 results, and was accrued at December 31, 2006 and was paid in January 2007. A contingent earn-out payment of $7.5 million was required based on 2005 results and was paid in January 2006. Including the payment made in early 2007, the Company has paid a total of $30.0 million to date for contingent earn-out payments.
In connection with the acquisition of the El Dorado Refinery, the Company entered into an operating sublease agreement with Shell for the use of the cogeneration facility at the El Dorado Refinery. The non-cancelable operating sublease, which has both a fixed and a variable component, expires in 2016, although the Company has the option to renew the sublease for an additional eight years. At the end of the renewal period, the Company has the option to purchase the cogeneration facility for the greater of fair value or $22.3 million. The Company also has building, equipment, aircraft and vehicle operating leases that expire from 2006 through 2017. Operating lease rental expense was approximately $13.8 million, $13.5 million and $10.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. The approximate future minimum lease payments for operating leases as of December 31, 2006 are $14.4 million for 2007, $13.7 million for 2008, $13.7 million for 2009, $13.2 million for 2010, $10.6 million for 2011 and $33.7 million thereafter.
In 2002, the Company entered into a five-year crude oil supply agreement with Baytex Marketing Ltd. (“Baytex”), a Canadian crude oil producer. This agreement, which commenced January 1, 2003, provides for the Company to purchase up to 20,000 barrels per day (“bpd”) of a Lloydminster crude oil blend, a heavy Canadian crude. The Company processes this crude oil at the Cheyenne Refinery, which is near Guernsey, Wyoming, the delivery point for the crude oil under this agreement. This heavy Canadian crude oil typically sells at a discount to lighter crude oils. The Company’s price for the crude oil under the agreement is equal to 71% of the simple average of the near month settlement prices of the NYMEX light sweet crude oil contracts during the month of delivery, plus the cost of transportation based on the Express Pipeline tariff from Hardisty, Alberta, Canada to Guernsey, Wyoming, less $0.25 per barrel. The agreement expires on December 31, 2007.
The Company has commitments for crude oil pipeline capacity on three pipelines (see below) totaling approximately $19.6 million in 2007, an average of $32.0 million for each of the years 2008 through 2011, an average of $27.8 million for each of the years 2012 through 2014, $23.5 million in 2015 and approximately $7.2 million in 2016.
The Company has two contracts for crude oil pipeline capacity into 2015 on the Express Pipeline. The first contract, which began in 1997, is for 15 years and for an average of 13,800 bpd over that 15-year period. The agreement has allowed the Company to assign a portion of its capacity in early years for additional capacity in later years. The Company has temporarily assigned a portion of its contracted pipeline capacity to Baytex in connection with the crude supply agreement discussed above. In December 2003, the Company entered into an expansion capacity agreement on the Express Pipeline for an additional 10,000 bpd starting in April 2005 through 2015.
During 2004, the Company entered into a Transportation Services Agreement (“Agreement”) to transport 20,000 bpd of crude oil on the Spearhead Pipeline from Griffith, Indiana to Cushing, Oklahoma (“Cushing”) once the reversal of the pipeline was completed. Enbridge Energy Company completed the reversal of the Spearhead Pipeline and began accepting line fill volumes in December 2005. Deliveries into Cushing started during March 2006. In November 2006, we increased our crude oil volumes on the Spearhead Pipeline from 20,000 bpd to 38,000 bpd. This pipeline will enable the Company to transport Canadian crude oil to the El Dorado Refinery. The initial term of this Agreement is for a period of ten years from the actual commencement date of March 2006, although the Company has the right to extend the Agreement for an additional ten-year term and increase the volume transported.
The Company entered into a definitive agreement with Rocky Mountain Pipeline System LLC (“Rocky Mountain”), now owned by Plains All American Pipeline, L.P. on March 31, 2006 to support construction of a new crude pipeline from Guernsey, Wyoming to Rocky Mountain’s Fort Laramie, Wyoming tank farm and then to the Cheyenne Refinery. The Company made a ten-year commitment to ship 35,000 bpd based on a filed tariff on the new pipeline and will concurrently lease approximately 300,000 barrels of dedicated storage capacity in the Rocky Mountain tank farm. The pipeline, which is designed to transport 55,000 bpd of heavy crude and is expandable to 90,000 bpd, is expected to first transport crude oil in mid-2007.
Effective March 10, 2006, the Company’s subsidiary, Frontier Oil and Refining Company (“FORC”), entered into a Master Crude Oil Purchase and Sale Contract (“Contract”) with Utexam. Under this $165.0 million Contract, Utexam will purchase, transport and subsequently sell crude oil to FORC at a location near Cushing, Oklahoma or other locations as agreed. Utexam will be the owner of record of the crude oil as it is transported from the point of injection, which is expected to be Hardisty, Alberta, Canada to the point of ultimate sale to FORC. The Company has provided a guarantee of FORC’s obligations under this Contract, primarily to receive crude oil and make payment for crude oil purchases arranged under this Contract. As of December 31, 2006, FORC and Utexam had entered into certain commitments to purchase and sell crude oil in January 2007 under this Contract; however, neither party has a continuing commitment to purchase or sell crude oil in the future. The Company accounts for the transactions under this Contract as a financing arrangement, whereby the inventory and the associated liability are recorded in the Company’s financial statements when the crude oil is injected into the pipeline in Canada.
The Company owns a 34.72% interest in a crude oil pipeline from Guernsey, Wyoming to the Cheyenne Refinery and a 50% interest in two crude oil tanks in Guernsey. The Company’s share of operating costs for the crude oil pipeline and the tanks are recorded as “Raw material, freight and other costs.”

Litigation
Beverly Hills Lawsuits. A Frontier subsidiary, Wainoco Oil & Gas Company, owned and operated an interest in an oil field in the Los Angeles, California metropolitan area from 1985 to 1995. The production facilities for that oil field are located at the campus of the Beverly Hills High School. In April 2003, a law firm began filing claims with the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from the oil field or the production facilities caused cancers or various other health problems in those individuals. Wainoco Oil & Gas Company and Frontier have been named in seven such suits: Moss et al. v. Venoco, Inc. et al., filed in June 2003; Ibraham et al. v. City of Beverly Hills et al., filed in July 2003; Yeshoua et al. v. Venoco, Inc. et al., filed in August 2003; Jacobs v. Wainoco Oil & Gas Company et al., filed in December 2003; Bussel et al. v. Venoco, Inc. et al., filed in January 2004; Steiner et al. v. Venoco, Inc. et al., filed in May 2004; and Kalcic et al. v. Venoco, Inc. et al., filed in April 2005. Of the approximately 1,025 plaintiffs in the seven lawsuits, Wainoco Oil & Gas Company and Frontier are named as defendants by approximately 450 of those plaintiffs. Other defendants in these lawsuits include the Beverly Hills Unified School District, the City of Beverly Hills, three other oil and gas companies (and their related companies), and one company (and its related companies) involved in owning or operating a power plant adjacent to the Beverly Hills High School. The lawsuits include claims for personal injury, wrongful death, loss of consortium and/or fear of contracting diseases, and also ask for punitive damages. No dollar amounts of damages have been specified in any of the lawsuits. The seven lawsuits and two lawsuits that do not name Wainoco Oil & Gas Company or Frontier as defendants have been consolidated and are pending before a judge on the complex civil litigation panel in the Superior Court of the State of California for the County of Los Angeles. A case management order was entered pursuant to which 12 plaintiffs were selected as the initial group of plaintiffs to proceed to trial.
On October 27, 2006, the Los Angeles Superior Court granted summary judgment in favor of the parent, Frontier Oil Corporation. As a result of this order, the plaintiffs in all of the lawsuits in which Frontier is a defendant can no longer prosecute claims against Frontier Oil Corporation, either for Frontier Oil Corporation’s alleged direct liability or for any of the plaintiffs’ claims against its subsidiary. The order does not affect unresolved indemnity claims asserted by or against Frontier Oil Corporation. In addition, on November 22, 2006, the Court entered a ruling granting summary judgment in favor of all of the defendants, including Wainoco Oil & Gas Company and Frontier Oil Corporation, against the initial 12 trial plaintiffs. On January 9, 2007, the Court entered a ruling granting summary judgment in favor of the City of Beverly Hills, concluding the City has no liability to the plaintiffs in all of the lawsuits in which the City is a defendant under the California governmental tort liability statutes. The entry of a final judgment by the Court in favor of the defendants on all of these recent rulings will likely be appealed by the plaintiffs.
The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills High School students, school employees or area residents. Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from a highly-rated insurance company covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date. The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity. In October 2003, the Company paid $6.25 million to the insurance company for loss mitigation insurance and also funded with the insurance company a commutation account of approximately $19.5 million, which is funding the first costs incurred under the policy including, but not limited to, the costs of defense of the claims. The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million. As of December 31, 2006, the commutation account balance was approximately $7.3 million. Frontier has the right to terminate the policy at any time prior to September 30, 2008, and receive a refund of the unearned portion of the premium (approximately $1.9 million as of December 31, 2006, and declining by approximately $270,000 each quarter) plus any unspent balance in the commutation account plus accumulated interest. While the policy is in effect, the insurance company will manage the defense of the claims. The Company also has been seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period. The Company has reached a settlement on some of the policies and is continuing to pursue coverage efforts on other policies.
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

Concentration of Credit Risk
The Company has concentrations of credit risk with respect to sales within the same or related industry and within limited geographic areas. The Company sells its Cheyenne products exclusively at wholesale, principally to independent retailers and major oil companies located primarily in the Denver, Colorado, western Nebraska and eastern Wyoming regions. The Company sells a majority of its El Dorado gasoline, diesel and jet fuel to Shell at market-based prices under a 15-year offtake agreement executed in conjunction with the purchase of the El Dorado Refinery in 1999. Beginning in 2000, the Company retained and marketed 5,000 bpd of the El Dorado Refinery’s gasoline and diesel production. The retained portion is scheduled to increase by 5,000 bpd each year for ten years. In 2006, Frontier retained 35,000 bpd of the Refinery’s gasoline and diesel production. Shell has also agreed to purchase all jet fuel production from the El Dorado Refinery through the offtake agreement term. The Company retains and markets all by-products produced from the El Dorado Refinery. The Company made sales to Shell of approximately $2.1 billion, $1.8 billion and $1.4 billion in the years 2006, 2005 and 2004, respectively, which accounted for 44%, 46% and 49% of consolidated refined products revenues in 2006, 2005 and 2004, respectively.
The Company extends credit to its customers based on ongoing credit evaluations. An allowance for doubtful accounts is provided based on the current evaluation of each customers’ credit risk, past experience and other factors. A bad debt loss of $26,000 was recorded in the year ended December 31, 2006. No bad debt losses were recorded during the years ended December 31, 2005 or 2004.

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
The Environmental Protection Agency (“EPA”) has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continues through 2008, with special provisions for small business refiners. Because the Company qualifies as a small business refiner, Frontier has elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until 2011 and complied with the highway diesel sulfur standard by June 2006, as discussed below. The Cheyenne Refinery has spent approximately $28.9 million (including capitalized interest) to meet the interim gasoline sulfur standard, which was required by January 1, 2004. An additional $9.0 million in estimated costs to meet the final standard, and $6.0 million for facilities to handle intermediate inventories, for the Cheyenne Refinery are expected to be incurred between 2008 and 2010. Total capital expenditures estimated as of December 31, 2006, for the El Dorado Refinery to comply with the final gasoline sulfur standard are approximately $83.0 million, including capitalized interest, and are expected to be incurred between 2006 and 2009. Substantially all of the estimated $83.0 million of expenditures is included in the Company’s potential El Dorado gasoil hydrotreater revamp project. The gasoil hydrotreater revamp project will address most of the Refinery modifications needed to achieve gasoline sulfur compliance while providing substantial economic benefit to the El Dorado Refinery.
The EPA has promulgated regulations that limit the sulfur content of highway diesel fuel beginning in mid-2006. As indicated above, Frontier elected to comply with the highway diesel sulfur standard by June 2006 and had completed the necessary capital projects to achieve the standard at both Refineries by early June. As of December 31, 2006, capital costs, including capitalized interest, for the ultra low sulfur diesel projects, including 2004, 2005 and 2006 expenditures, were $105.4 million, including $27.6 million paid in 2006, at the El Dorado Refinery and $16.3 million, including $10.1 million paid in 2006, at the Cheyenne Refinery. Certain provisions of the American Jobs Creation Act of 2004 are providing federal income tax benefits to Frontier by allowing the Company an accelerated depreciation deduction on 75% of these qualified capital costs in the years incurred and by providing a $0.05 per gallon income tax credit on compliant diesel fuel produced up to an amount equal to the remaining 25% of these qualified capital costs. The Company reduced its federal income tax provision for the year ended December 31, 2006 by $22.4 million by using income tax credits from these qualified capital costs and has approximately $8.4 million of credits remaining to take in 2007.
On June 29, 2004, the EPA promulgated regulations designed to reduce emissions from the combustion of diesel fuel in non-road applications such as mining, agriculture, locomotives and marine vessels. Prior to June 30, 2006, the Company participated in this market through the manufacture and sale of approximately 6,000 bpd of non-road diesel fuel from the El Dorado Refinery. The new regulations require refiners to reduce the sulfur content of non-road diesel fuel from 5,000 parts per million (“ppm”) to 500 ppm in 2007 and further to 15 ppm in 2010 for all but locomotive and marine uses. Diesel fuel used in locomotives and marine operations will be required to meet the 15 ppm sulfur standard in 2012. Small refiners, such as Frontier, will be allowed to either postpone the new sulfur limits or, if the small refiner chooses to meet the new limit on the national schedule, to increase their gasoline sulfur limits by 20%. Frontier chose to install equipment to desulfurize all of its diesel fuel, including non-road, to the 15 ppm sulfur standard by June 2006, resulting in early compliance with the non-road standard. This gives the Company the option of selling its historic non-road diesel fuel volume into either the current non-road market or the 15 ppm sulfur on-road market, depending on economics. The new regulation also clarifies that EPA-approved small business refiners will be allowed to exceed both the small refiner maximum capacity and/or employee criteria through merger with or acquisition of another approved small business refiner without loss of small refiner regulatory status. The loss of such status through merger, acquisition or non-compliance with the enabling regulations could result in the loss of the benefits described in the above paragraphs and the possible acceleration of certain associated expenditures.
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
The Initiative has resulted in many refiners entering into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. In anticipation of such a consent decree, the Company has undertaken certain modifications at each of the Company’s refineries. At the Cheyenne Refinery, the Company has spent $4.6 million on the flare system, of which $223,000 was spent in 2004, $4.1 million in 2005 and the remaining $315,000 was incurred in 2006. At the El Dorado Refinery, through December 31, 2006, the Company has incurred $2.6 million, and it expects to spend an additional $1.9 million during 2007 to complete the flare system. In addition to Frontier’s expenditures, Shell Oil Products US (“Shell”) reimbursed Frontier $5.0 million in the fourth quarter of 2006 for modification of the El Dorado Refinery flare system in accordance with certain provisions of the 1999 asset purchase and sale agreement for the El Dorado Refinery entered into between Frontier and Shell. Settlement negotiations with the EPA and state regulatory agencies regarding additional regulatory issues associated with the Initiative are underway. The Company now estimates that, in addition to the flare gas recovery systems discussed above, capital expenditures totaling approximately $47 million at the Cheyenne Refinery and $67 million at the El Dorado Refinery will be required prior to 2015 to satisfy these issues. Notwithstanding these anticipated legal settlements, many of these same expenditures would be required for the Company to implement its planned facility expansions. Previous settlements between the EPA and other refiners have required monetary penalties in addition to capital expenditures. While the EPA has not yet proposed monetary penalties for Frontier, it is possible that such penalties may be imposed; however, the amount of any potential penalties is not currently estimable.
The EPA has proposed regulations to enact the provisions of the Energy Bill regarding the mandated blending of renewable fuels in gasoline. The Bill requires gasoline refiners, blenders and importers, as a group, to blend increasing amounts of ethanol in the country’s gasoline supply, beginning in 2006 with 4.0 billion gallons and escalating to 7.5 billion gallons in 2012. If promulgated as proposed, the Company as a small refiner will be exempt until 2012 from these requirements, but will be able to generate and sell credits for ethanol blended during this period. It is not known what, if any, value such credits may have.
As is the case with companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that the Company may have manufactured, handled, used, released or disposed.

Cheyenne Refinery. The Company is party to an agreement with the State of Wyoming requiring investigation and interim remediation actions at the Cheyenne Refinery’s property that may have been impacted by past operational activities. As a result of past and ongoing investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects totaling approximately $4.0 million. In addition, the Company estimates that an ongoing groundwater remediation program averaging approximately $250,000 in annual operating and maintenance costs will be required for approximately ten more years. As of December 31, 2006 and December 31, 2005, the Company had a reserve included on the Consolidated Balance Sheets in “Other long-term liabilities” of $2.0 million and $1.5 million, respectively, in environmental liabilities reflecting the estimated present value of these expenditures ($2.9 million discounted at a rate of 7.0%, and $2.0 million discounted at a rate of 5.0%, as of December 31, 2006 and 2005, respectively). In addition to this reserve, the Company had accrued $5.0 million as of December 31, 2006, also included in “Other long-term liabilities,” for the cleanup of a waste water treatment pond located on land historically leased from an adjacent landowner. The Company allowed the lease to expire and ceased use of the pond on the scheduled expiration date of June 30, 2006. The waste water pond will be cleaned up pursuant to the aforementioned agreement with the State of Wyoming. Depending upon the results of the ongoing investigation, or by a subsequent administrative order or permit, additional remedial action and costs could be required.
  The Company has completed the negotiation of a settlement of a Notice of Violation (“NOV”) from the Wyoming Department of Environmental Quality alleging non-compliance with certain refinery waste management requirements. The Company has estimated that the capital cost for required corrective measures will be approximately $1.5 million. In addition, the Company had accrued an additional $1.2 million for expense work as of December 31, 2006 (included in “Other long-term liabilities” on the Consolidated Balance Sheets) and December 31, 2005 (included in “Accrued liabilities and other” on the Consolidated Balance Sheets). As of December 31, 2006, the anticipated timing of these expenditures had changed from that estimated as of December 31, 2005, resulting in the change from a short-term liability to a long-term liability. A penalty in the amount of $631,000 has been negotiated as part of the settlement of this NOV and is anticipated to be remitted to the State by the end of the first quarter of 2007 in accordance with the settlement agreement. This amount had been accrued by the Company as of December 31, 2006, and was included in “Accrued liabilities and other” on the Consolidated Balance Sheets as of December 31, 2006.
The Company has agreed to contribute $1.5 million toward a city of Cheyenne project (estimated to take place by the end of 2007) to relocate a city storm water conveyance pipe, which is presently located on Refinery property and therefore potentially subject to contaminants from Refinery operations. This is double the $750,000 originally accrued as of December 31, 2005, in recognition of cost overruns encountered by the city. The amount originally accrued as of December 31, 2005 was included in “Other long-term liabilities” on the Consolidated Balance Sheet and the revised estimate of $1.5 million is included in “Accrued liabilities and other” on the Consolidated Balance Sheet as of December 31, 2006.

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

Collective Bargaining Agreements
The union members at our Cheyenne Refinery are represented by seven bargaining units, the largest being the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”) and the others being affiliated with the AFL-CIO. The current contract between the Company, the USW, and its Local 8-0574 (which represents approximately 150 workers at the Cheyenne Refinery) expires in July 2009. The current contract between the Company, the USW, and its Local 5-241 (which represents approximately 250 workers at the El Dorado Refinery) expires in January 2009.

10.	Fair Value of Financial Instruments

The fair value of the Company’s Senior Notes was estimated based on quotations obtained from broker-dealers who make markets in these and similar securities. At both December 31, 2006 and 2005, the carrying amounts of long-term debt instruments were $150.0 million, and the estimated fair values were $148.9 million and $153.8 million, respectively. For cash and cash equivalents, trade receivables, inventory and accounts payable, the carrying amount is a reasonable estimate of fair value.

11.	Price Risk Management Activities

The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with creditworthy counterparties. The Company believes that there is minimal credit risk with respect to its counterparties. The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in the related inventory in “Inventory of crude oil, products and other” on the Consolidated Balance Sheets and ultimately, when the inventory is charged or sold, in “Raw material, freight and other costs” on the Consolidated Statements of Income. Gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” at each period end. The Company has derivative contracts which it holds directly and also derivative contracts held on Frontier’s behalf by Utexam Limited (“Utexam”), a wholly-owned subsidiary of BNP Paribas Ireland, in connection with the Master Crude Oil Purchase and Sale Contract (see Note 9 “Lease and Other Commitments”). The market value of open derivative contracts is included on the Consolidated Balance Sheets in “Other current assets” when the unrealized value is a gain ($2.5 million at December 31, 2006), or in “Accrued liabilities and other” when the unrealized value is a loss ($854,000 at December 31, 2005).

Trading Activities
During 2006, 2005 and 2004, the Company had the following derivative activities which, while economic hedges, were not accounted for as hedges and whose gains or losses are reflected in “Other revenues” on the Consolidated Statements of Income:

•
Crude Purchases. As of December 31, 2006, the Company had open derivative contracts held on Frontier’s behalf by Utexam on 1,050,000 barrels of crude oil to hedge in-transit Canadian crude oil costs for the El Dorado Refinery. At December 31, 2006, these positions had a $1.2 million unrealized gain. During the year ended December 31, 2006, the Company reported in “Other revenues” $14.6 million (including the previously mentioned $1.2 million unrealized amount), in net gains on positions to hedge in-transit crude oil, mainly Canadian crude oil for the El Dorado Refinery. During the year ended December 31, 2005, the Company reported in “Other revenues” a net $461,000 loss on positions to hedge in-transit Canadian crude oil for the El Dorado Refinery.

•
Derivative contracts on barrels of crude oil to hedge excess intermediate, finished product and crude oil inventory for both the Cheyenne and El Dorado Refineries. As of December 31, 2006, the Company had open derivative contracts on 1,649,000 barrels of crude oil to hedge crude oil, intermediate or finished product inventory. At December 31, 2006, these positions had a $1.3 million unrealized gain. During the year ended December 31, 2006, the Company reported in “Other revenues” $15.9 million (including the previously mentioned $1.3 million unrealized amount), in net gains on positions to hedge crude oil, intermediate or finished product inventory. During the years ended December 31, 2005 and 2004, the Company recorded a $1.4 million gain and an $8.1 million loss, respectively, on these types of positions.

•
Derivative contracts to fix the heavy crude differential to the New York Mercantile Exchange light crude oil contract price for a portion of the committed purchases under the Company’s crude oil supply agreement with Baytex. During the years ended December 31, 2006 and 2005, the Company did not purchase any derivative contracts for this purpose. During the year ended December 31, 2004, the Company recorded losses of approximately $2.5 million on contracts purchased for this purpose.

Hedging Activities
During the year ended December 31, 2006, the Company had the following derivatives which were appropriately designated and accounted for as hedges.

Crude purchases in-transit. As of December 31, 2006, the Company had no open derivative contracts accounted for as hedges. During the year ended December 31, 2006, the Company recorded $10.9 million in net losses on derivative contracts to hedge in-transit Canadian crude oil, primarily for the El Dorado Refinery, of which $15.0 million increased crude costs (“Raw material, freight and other costs”) and $4.1 million increased income which was reflected in “Other revenues” in the Consolidated Statements of Income for the ineffective portion of these hedges. As of December 31, 2005, the Company had open derivative contracts on 186,000 barrels of crude oil to hedge in-transit Canadian crude oil costs for the Cheyenne Refinery, which were being accounted for as a fair value hedge. At December 31, 2005, these positions had a $193,000 unrealized loss, of which $296,000 increased the related crude oil in-transit inventory to fair market value, and $103,000 increased income, which was reflected in “Other revenues” in the Consolidated Statements of Income for the ineffective portion of this hedge. During the year ended December 31, 2004, the Company had no derivative contracts which were accounted for as hedges.

12.  Subsequent Event - Acquisition of Ethanol Management Company

On February 16, 2007, the Company acquired Ethanol Management Company (“EMC”) for approximately $3.1 million cash. EMC’s primary assets are a 25,000 bpd products terminal and blending facility located near Denver, Colorado.

13.  Consolidating Financial Statements

Frontier Holdings Inc. and its subsidiaries (“FHI”) are full and unconditional guarantors of the Company’s 6.625% Senior Notes. Presented on the following pages are the Company’s consolidating balance sheets, statements of operations, and cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As specified in Rule 3-10, the condensed consolidating balance sheets, statement of operations, and cash flows presented below meet the requirements for financial statements of the issuer and each guarantor of the notes because the guarantors are all direct or indirect 100% owned subsidiaries of Frontier, and all of the guarantees are full and unconditional on a joint and several basis. The Company files a consolidated U.S. federal income tax return and consolidated state income tax returns in the majority of states in which it does business. Each subsidiary calculates its income tax provisions on a separate company basis, which are eliminated in the consolidation process.

CONSOLIDATING FINANCIAL STATEMENTS
FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2006
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$4,759,661	$-	$-	$4,759,661
Other	4	36,146	142	-	36,292
	4	4,795,807	142	-	4,795,953

Costs and expenses:
Raw material, freight and other costs	-	3,850,937	-	-	3,850,937
Refinery operating expenses, excluding depreciation	-	277,129	-	-	277,129
Selling and general expenses, excluding depreciation	30,194	22,294	-	-	52,488
Depreciation and amortization	88	41,502	-	(377)	41,213
Gains on sales of assets	(8)	-	-	-	(8)
	30,274	4,191,862	-	(377)	4,221,759

Operating income (loss)	(30,270)	603,945	142	377	574,194

Interest expense and other financing costs	11,978	3,835	-	(3,674)	12,139
Interest and investment income	(12,102)	(5,957)	-	-	(18,059)
Equity in earnings of subsidiaries	(609,265)	-	-	609,265	-
	(609,389)	(2,122)	-	605,591	(5,920)

Income before income taxes	579,119	606,067	142	(605,214)	580,114
Provision for income taxes	199,842	209,951	55	(209,011)	200,837
Net income	$379,277	$396,116	$87	$(396,203)	$379,277

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2005 As Adjusted (Note 3)
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$3,999,935	$-	$-	$3,999,935
Other	(6)	1,143	90	-	1,227
	(6)	4,001,078	90	-	4,001,162

Costs and expenses:
Raw material, freight and other costs	-	3,247,372	-	-	3,247,372
Refinery operating expenses, excluding depreciation	-	241,445	-	-	241,445
Selling and general expenses, excluding depreciation	14,681	16,034	-	-	30,715
Merger termination and legal costs	48	-	-	-	48
Depreciation and amortization	69	35,700	-	(556)	35,213
Gains on sales of assets	(3)	(3,641)	-	-	(3,644)
	14,795	3,536,910	-	(556)	3,551,149

Operating income (loss)	(14,801)	464,168	90	556	450,013

Interest expense and other financing costs	10,593	2,009	-	(2,261)	10,341
Interest and investment income	(5,905)	(1,678)	-	-	(7,583)
Equity in earnings of subsidiaries	(462,027)	-	-	462,027	-
	(457,339)	331	-	459,766	2,758

Income before income taxes	442,538	463,837	90	(459,210)	447,255
Provision for income taxes	168,910	171,921	-	(171,237)	169,594
Income before cumulative effect of accounting change	273,628	291,916	90	(287,973)	277,661
Cumulative effect of accounting change, net of income taxes	1,530	(2,503)	-	(1,530)	(2,503)
Net income	$275,158	$289,413	$90	$(289,503)	$275,158

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Year Ended December 31, 2004 As Adjusted (Note 3)
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$2,871,592	$-	$-	$2,871,592
Other	(6)	(9,932)	62	-	(9,876)
	(6)	2,861,660	62	-	2,861,716

Costs and expenses:
Raw material, freight and other costs	-	2,432,461	-	-	2,432,461
Refinery operating expenses, excluding depreciation	-	220,427	-	-	220,427
Selling and general expenses, excluding depreciation	15,590	14,303	-	-	29,893
Merger termination and legal costs	3,824	-	-	-	3,824
Depreciation and amortization	75	32,688	-	(555)	32,208
	19,489	2,699,879	-	(555)	2,718,813

Operating income (loss)	(19,495)	161,781	62	555	142,903

Interest expense and other financing costs	35,004	2,609	-	(40)	37,573
Interest and investment income	(1,545)	(171)	-	-	(1,716)
Equity in earnings of subsidiaries	(164,392)	-	-	164,392	-
Gain on involuntary conversion of assets	-	(4,411)	-	-	(4,411)
	(130,933)	(1,973)	-	164,352	31,446

Income before income taxes	111,438	163,754	62	(163,797)	111,457
Provision for income taxes	42,046	62,155	-	(62,136)	42,065
Net income	$69,392	$101,599	$62	$(101,661)	$69,392

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2006
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$215,049	$190,430	$-	$-	$405,479
Trade and other receivables	1,363	136,099	-	-	137,462
Receivable from affiliated companies	-	1,254	251	(1,505)	-
Inventory	-	374,576	-	-	374,576
Deferred tax assets	3,237	7,846	-	(7,846)	3,237
Other current assets	2,082	16,380	-	-	18,462
Total current assets	221,731	726,585	251	(9,351)	939,216
Property, plant and equipment, at cost:	1,301	817,332	-	(5,051)	813,582
Less - accumulated depreciation and amortization	1,054	284,034	-	(8,311)	276,777
	247	533,298	-	3,260	536,805
Deferred financing costs, net	2,293	459	-	-	2,752
Commutation account	7,290	-	-	-	7,290
Prepaid insurance, net	2,120	-	-	-	2,120
Other intangible assets, net	-	1,316	-	-	1,316
Deferred charges and other assets	2,734	31,692	-	-	34,426
Investment in subsidiaries	831,082	-	-	(831,082)	-
Total assets	$1,067,497	$1,293,350	$251	$(837,173)	$1,523,925

Current Liabilities:
Accounts payable	$1,436	$388,583	$-	$-	$390,019
Contingent income tax liabilities	28,271	-	-	-	28,271
Accrued dividends	3,486	-	-	-	3,486
Accrued interest	2,484	57	-	-	2,541
Accrued liabilities and other	7,924	27,268	189	-	35,381
Total current liabilities	43,601	415,908	189	-	459,698

Long-term debt	150,000	-	-	-	150,000
Long-term accrued and other liabilities	-	41,836	-	-	41,836
Deferred compensation liability and other	2,630	-	-	-	2,630
Deferred income taxes	93,907	97,620		(97,620)	93,907
Payable to affiliated companies	1,505	44,644	55	(46,204)	-

Shareholders’ equity	775,854	693,342	7	(693,349)	775,854
Total liabilities and shareholders’ equity	$1,067,497	$1,293,350	$251	$(837,173)	$1,523,925

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2005
As Adjusted (Note 3)
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$244,357	$111,708	$-	$-	$356,065
Trade and other receivables	6,381	123,254	-	-	129,635
Receivable from affiliated companies	-	4,556	189	-4,745	-
Inventory	-	247,621	-	-	247,621
Deferred tax assets	2,004	2,699	-	-2,699	2,004
Other current assets	499	7,436	-	-	7,935
Total current assets	253,241	497,274	189	-7,444	743,260
Property, plant and equipment, at cost:	1,235	675,639	-	-8,752	668,122
Less – accumulated depreciation and amortization	988	245,157	-	-7,961	238,184
	247	430,482	-	-791	429,938
Deferred financing costs, net	2,775	774	-	-	3,549
Commutation account	12,606	-	-	-	12,606
Prepaid insurance, net	3,331	-	-	-	3,331
Other intangible assets, net	-	1,422	-	-	1,422
Deferred charges and other assets	2,508	26,443	-	-	28,951
Investment in subsidiaries	537,947	-	-	-537,947	-
Total assets	$812,655	$956,395	$189	($546,182)	$1,223,057

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,480	$357,097	$-	$-	$359,577
Contingent income tax liabilities	21,517	-	-	-	21,517
Accrued dividends	58,726	-	-	-	58,726
Accrued interest	2,485	-	-	-	2,485
Accrued liabilities and other	5,336	25,205	269	-	30,810
Total current liabilities	90,544	382,302	269	-	473,115

Long-term debt	150,000	-	-	-	150,000
Long-term accrued and other liabilities	-	32,576	-	-	32,576
Deferred compensation liability and other	2,214	-	-	-	2,214
Deferred income taxes	86,460	87,296	-	-87,296	86,460
Payable to affiliated companies	4,745	7,026	-	-11,771	-

Shareholders’ equity	478,692	447,195	-80	-447,115	478,692
Total liabilities and shareholders’ equity	$812,655	$956,395	$189	($546,182)	$1,223,057

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$379,277	$396,116	$87	($396,203)	$379,277
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(609,265)	-	-	609,265	-
Depreciation and amortization	88	54,677	-	(377)	54,388
Deferred income taxes	6,073	-	-	-	6,073
Stock-based compensation expense	18,029	-	-	-	18,029
Excess income tax benefits of stock-based compensation	(8,881)	-	-	-	(8,881)
Income taxes eliminated in Consolidation	-	208,956	55	(209,011)	-
Deferred finance cost amortization	482	315	-	-	797
Gains on sales of assets	(8)	-	-	-	(8)
Long-term commutation account	5,316	-	-	-	5,316
Amortization of long-term prepaid insurance	1,211	-	-	-	1,211
Increase in long-term accrued liabilities	416	8,893	-	-	9,309
Deferred charges and other	(420)	(18,424)	-	-	(18,844)
Changes in components of working capital	19,089	(124,306)	(80)	(853)	(106,150)
Net cash provided by (used in) operating activities	(188,593)	526,227	62	2,821	340,517

Cash flows from investing activities:
Additions to property, plant and equipment	(88)	(126,794)	-	(2,821)	(129,703)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Proceeds from sale of assets	8	-	-	-	8
Net cash used in investing activities	(80)	(134,294)	-	(2,821)	(137,195)

Cash flows from financing activities:
Excess income tax benefits of stock-based compensation	8,881	-	-	-	8,881
Proceeds from issuance of common stock	3,672	-	-	-	3,672
Purchase of treasury stock	(98,950)	-	-	-	(98,950)
Dividends paid	(67,498)	-	-	-	(67,498)
Other	-	(13)	-	-	(13)
Intercompany transactions	313,260	(313,198)	(62)	-	-
Net cash provided by (used in) financing activities	159,365	(313,211)	(62)	-	(153,908)
Increase in cash and cash equivalents	(29,308)	78,722	-	-	49,414
Cash and cash equivalents, beginning of period	244,357	111,708	-	-	356,065
Cash and cash equivalents, end of period	$215,049	$190,430	$-	$-	$405,479

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005 - As Adjusted (Note 3)
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$275,158	$289,413	$90	$(289,503)	$275,158
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(462,027)	-	-	462,027	-
Cumulative effect of accounting change, net of income taxes	(1,530)	2,503	-	1,530	2,503
Depreciation and amortization	69	48,033	-	(556)	47,546
Deferred income taxes	30,259	-	-	-	30,259
Income taxes eliminated in consolidation	-	171,237	-	(171,237)	-
Deferred finance cost amortization	483	302	-	-	785
Stock-based compensation expense	1,363	-	-	-	1,363
Gains on sales of assets	(3)	(3,641)	-	-	(3,644)
Long-term commutation account	3,832	-	-	-	3,832
Amortization of long-term prepaid insurance	1,211	-	-	-	1,211
Increase in long-term accrued liabilities	698	3,775			4,473
Deferred charges and other	(206)	(17,110)	-	-	(17,316)
Changes in components of working capital	32,645	(18,478)	-	-	14,167
Net cash provided by (used in) operating activities	(118,048)	476,034	90	2,261	360,337

Cash flows from investing activities:
Additions to property, plant and equipment	(143)	(107,306)	-	(2,261)	(109,710)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Proceeds from sale of assets	3	5,497	-	-	5,500
Net proceeds from insurance - involuntary conversion claim	-	2,142	-	-	2,142
Net cash used in investing activities	(140)	(107,167)	-	(2,261)	(109,568)

Cash flows from financing activities:
Proceeds from issuance of common stock	23,616	-	-	-	23,616
Purchase of treasury stock	(34,819)	-	-	-	(34,819)
Dividends paid	(7,776)	-	-	-	(7,776)
Debt issue costs and other	(100)	(14)	-	-	(114)
Intercompany transactions	276,215	(276,125)	(90)	-	-
Net cash provided by (used in) financing activities	257,136	(276,139)	(90)	-	(19,093)
Increase in cash and cash equivalents	138,948	92,728	-	-	231,676
Cash and cash equivalents, beginning of period	105,409	18,980	-	-	124,389
Cash and cash equivalents, end of period	$244,357	$111,708	$-	$-	$356,065

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004 - As Adjusted (Note 3)
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$69,392	$101,599	$62	($101,661)	$69,392
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(164,392)	-	-	164,392	-
Depreciation and amortization	75	45,732	-	(555)	45,252
Deferred income taxes	24,731	-	-	-	24,731
Income taxes eliminated in consolidation	-	62,136	-	(62,136)	-
Deferred finance cost and bond discount amortization	5,180	304	-	-	5,484
Stock-based compensation expense	1,180	-	-	-	1,180
Gain on involuntary conversion of assets	-	(4,411)	-	-	(4,411)
Long-term commutation account	3,712	-	-	-	3,712
Amortization of long-term prepaid insurance	1,451	-	-	-	1,451
Increase (decrease) in long-term accrued liabilities	(2,207)	2,638	-	-	431
Deferred charges and other	2,789	(10,844)	-	-	(8,055)
Changes in components of working capital	(496)	39,231	(3)	-	38,732
Net cash provided by (used in) operating activities	(58,585)	236,385	59	40	177,899

Cash flows from investing activities:
Additions to property, plant and equipment	(3)	(46,459)	-	(40)	(46,502)
Net proceeds from insurance – involuntary conversion claim	-	3,395	-	-	3,395
Net cash used in investing activities	(3)	(43,064)	-	(40)	(43,107)

Cash flows from financing activities:
Proceeds from issuance of 6.625% Senior Notes	150,000	-	-	-	150,000
Repurchase of 11.75% Senior Notes	(170,449)	-	-	-	(170,449)
Repayments of revolving credit facility, net	-	(45,750)	-	-	(45,750)
Proceeds from issuance of common stock	3,923	-	-	-	3,923
Purchase of treasury stock	(3,029)	-	-	-	(3,029)
Dividends paid	(5,664)	-	-	-	(5,664)
Debt issue costs and other	(3,279)	(675)	-	-	(3,954)
Intercompany transactions	132,649	(132,590)	(59)	-	-
Net cash provided by (used in) financing activities	104,151	(179,015)	(59)	-	(74,923)
Increase in cash and cash equivalents	45,563	14,306	-	-	59,869
Cash and cash equivalents, beginning of period	59,846	4,674	-	-	64,520
Cash and cash equivalents, end of period	$105,409	$18,980	$-	$-	$124,389

14.  Selected Quarterly Financial and Operating Data

As adjusted, except for the fourth quarter of 2006 (3)
(Dollars in thousands, except per share and per bbl)
	2006				2005
Unaudited	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues	$1,087,267	$1,381,127	$1,315,366	$1,012,193	$1,150,315	$1,185,927	$972,280	$692,640
Operating income	75,486	180,762	226,355	91,591	103,466	178,656	108,145	59,746
Cumulative effect of accounting change	-	-	-	-	(2,503)	-	-	-
Net income	52,434	123,626	145,864	57,353	63,043	110,148	66,243	35,724
Basic earnings per share:
Before cumulative effect of accounting change	0.48	1.11	1.30	0.51	0.58	0.98	0.60	0.33
Cumulative effect of accounting change	-	-	-	-	(0.02)	-	-	-
Net income	0.48	1.11	1.30	0.51	0.56	0.98	0.60	0.33
Diluted earnings per share:
Before cumulative effect of accounting change	0.47	1.10	1.29	0.51	0.57	0.96	0.58	0.32
Cumulative effect of accounting change	-	-	-	-	(0.02)	-	-	-
Net income	0.47	1.10	1.29	0.51	0.55	0.96	0.58	0.32
Refining operations:
Total charges (bpd) (1)	173,613	175,907	171,426	166,202	175,589	176,566	171,316	150,580
Gasoline yields (bpd) (2)	83,283	79,298	79,817	83,564	92,850	85,827	88,306	67,006
Diesel and jet fuel yields (bpd) (2)	60,950	62,137	54,857	52,627	57,926	55,409	58,060	49,111
Total product sales (bpd)	174,252	174,803	173,642	164,661	181,437	177,196	176,514	145,911
Average gasoline crack spread (per bbl)	$7.96	$18.38	$20.92	$9.22	$8.59	$18.11	$12.50	$7.28
Average diesel crack spread (per bbl)	20.21	26.21	23.49	15.51	24.69	18.38	15.51	9.92
Cheyenne average light/heavy crude oil differential (per bbl)	14.35	16.30	15.19	18.99	18.11	14.93	14.15	14.10
Average WTI/WTS crude oil differential (per bbl)	4.84	4.69	5.04	6.44	5.56	3.13	4.67	4.68

(1)	Charges are the quantity of crude oil and other feedstock processed through refinery units.
(2)	Manufactured product yields are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units.
(3)
During the fourth quarter of 2006, the Company adopted a change in accounting method for the costs for turnarounds from the accrual method to the deferral method. The new method of accounting for turnarounds was in order to adhere to FSP No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities. The Company elected to early adopt the FSP. See Note 3 in the “Notes to the Consolidated Financial Statements” for further information. The following consolidated financial statement line items for each of the quarters 2005 and the first three quarters of 2006 were affected by the change in accounting principle.

	2006
Unaudited	Third Quarter			Second Quarter
	As Originally Reported	As Adjusted	Change	As Originally Reported	As Adjusted	Change
	(in thousands, except per share amounts)
Operating income	$176,501	$180,762	$4,261	$222,291	$226,355	$4,064
Net income	120,884	123,626	2,742	143,342	145,864	2,522
Basic earnings per share	1.09	1.11	0.02	1.28	1.30	0.02
Diluted earnings per share	1.08	1.10	0.02	1.26	1.29	0.03

Unaudited	First Quarter 2006
	As Originally Reported	As Adjusted	Change
	(in thousands, except per share amounts)
Operating income	$92,021	$91,591	$(430)
Net income	57,620	57,353	(267)
Basic earnings per share	0.51	0.51	-
Diluted earnings per share	0.51	0.51	-

	2005
Unaudited	Fourth Quarter			Third Quarter
	As Originally Reported	As Adjusted	Change	As Originally Reported	As Adjusted	Change
	(in thousands, except per share amounts)
Operating income	$103,408	$103,466	$58	$177,250	$178,656	$1,406
Net income	62,950	63,043	93	109,185	110,148	963
Basic earnings per share	0.56	0.56	-	0.98	0.98	-
Diluted earnings per share	0.55	0.55	-	0.95	0.96	0.01

	2005
Unaudited	Second Quarter			First Quarter
	As Originally Reported	As Adjusted	Change	As Originally Reported	As Adjusted	Change
	(in thousands, except per share amounts)
Operating income	$107,688	$108,145	$457	$57,663	$59,746	$2,083
Net income	65,961	66,243	282	34,436	35,724	1,288
Basic earnings per share	0.60	0.60	-	0.32	0.33	0.01
Diluted earnings per share	0.58	0.58	-	0.31	0.32	0.01

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
We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.
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
Our “Management’s Report on Internal Control Over Financial Reporting” and the related “Report of Independent Registered Public Accounting Firm” on our report are include on pages 29 and 30.

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

*	3.5	Articles of Amendment to the Restated Articles of Incorporation of Frontier Oil Corporation dated May 23, 2005 (Exhibit 3.1 to Form 8-K, File Number 1-07627, filed May 24, 2005).
*	3.6	Articles of Amendment to the Restated Articles of Incorporation of Frontier Oil Corporation dated June 12, 2006 (Exhibit 3.1 to Form 8-K, File Number 1-07627, filed June 15, 2006).
*	3.7
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

*²	10.3	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and James R. Gibbs (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.4	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and W. Reed Williams (Exhibit 10.2 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.5	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and Michael C. Jennings (Exhibit 10.3 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.6	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and Doug S. Aron (Exhibit 10.4 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.7	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and J. Currie Bechtol (Exhibit 10.5 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.8	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and Gerald B. Faudel (Exhibit 10.6 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.9	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and Jon D. Galvin (Exhibit 10.7 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.10	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and Nancy J. Zupan (Exhibit 10.8 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.11	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and Penny S. Newmark (Exhibit 10.9 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.12	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and Lloyd J. Nordhausen (Exhibit 10.10 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.13	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and Kent A. Olsen (Exhibit 10.11 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.14	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and Joel W. Purdy (Exhibit 10.12 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.15	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and Billy N. Rigby (Exhibit 10.13 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.16	Executive Change in Control Severance Agreement effective December 30, 2005, between the Company and James M. Stump (Exhibit 10.14 to Form 8-K, File Number 1-07627, filed February 2, 2006).
*²	10.17	Executive Change in Control Severance Agreement, effective December 30, 2005, between the Company and Leo J. Hoonakker (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed March 9, 2006).
*²	10.18	Executive Change in Control Severance Agreement, effective as of May 30, 2006, by and between the Company and W. Paul Eisman (Exhibit 10.1 to Form 8-K, filed May 31, 2006).
*²	10.19
Form of Executive Severance Agreement, effective as of May 30, 2006, by and between the Company and each of James R. Gibbs, W. Paul Eisman, Michael C. Jennings, Doug S. Aron, J. Currie Bechtol, Gerald B. Faudel, Jon D. Galvin, Nancy J. Zupan, Leo J. Hoonakker, Penny S. Newmark, Lloyd J. Nordhausen, Kent A. Olsen, Joel W. Purdy, Billy N. Rigby, and James M. Stump (Exhibit 10.2 to Form 8-K, File Number 1-07627, filed May 31, 2006).

*	10.20
Crude Oil Supply Agreement dated October 15, 2002, between Baytex Energy Ltd. and Frontier Oil and Refining Company (Exhibit 10.2 to Form 10-Q, File Number 1-07627, filed October 30, 2002). On November 28, 2002, this agreement was assigned by Baytex Energy Ltd. to its wholly-owned subsidiary, Baytex Marketing Ltd.

*	10.21
Master Crude Oil Purchase and Sale Contract, dated March 10, 2006, among Utexam Limited, Frontier Oil and Refining Company and the Company (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed March 14, 2006).

*	10.22	Guaranty, dated March 10, 2006, by the Company in favor of Utexam Limited (Exhibit 10.2 to Form 8-K, File Number 1-07627, filed March 14, 2006).
*	10.23
Second Amended and Restated Revolving Credit Agreement dated November 22, 2004, among the Company, Frontier Oil and Refining Company, as borrower, the lenders named therein, Union Bank of California, N.A., as administrative agent, and PNB Paribas, as syndication agent (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed November 24, 2004).

*	10.24
First Amendment to Second Amended and Restated Revolving Credit Agreement, dated February 3, 2006, by Frontier Oil and Refining Company, the Company, each of the financial institutions party thereto and Union Bank of California, N.A. (Exhibit 10.1 to Form 10-Q, File Number 1-07627, filed May 8, 2006).

*	10.25
Second Amendment to Second Amended and Restated Revolving Credit Agreement, dated March 10, 2006, by Frontier Oil and Refining Company, the Company, each of the financial institutions party thereto and Union Bank of California, N.A. (Exhibit 10.2 to Form 10-Q, File Number 1-07627, filed May 8, 2006).

*²	10.26	Directors’ Compensation Summary Sheet (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed April 20, 2005).
*²	10.27	Frontier Oil Corporation Omnibus Incentive Compensation Plan (Annex A to Proxy Statement, File Number 1-07627, filed March 21, 2006).
*²	10.28	Form of Frontier Oil Corporation Omnibus Incentive Compensation Plan Stock Unit/Restricted Stock Agreement (Exhibit 4.8 to Form S-8, File Number 333-133595, filed April 27, 2006).
*²	10.29	Form of Frontier Oil Corporation Omnibus Incentive Compensation Plan Nonqualified Stock Option Agreement (Exhibit 4.9 to Form S-8, File Number 333-133595, filed April 27, 2006).
*²	10.30	Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed April 7, 2006).
*²	10.31	Form of First Amendment to Restricted Stock Unit Grant (Exhibit 10.1 to Form 10-Q, File Number 1-07627, filed August 7, 2006).
*²	10.32	Form of Restricted Stock Agreement (Exhibit 10.2 to Form 8-K, File Number 1-07627, filed April 7, 2006).
*²	10.33	Summary of Management Incentive Compensation Plan (Exhibit 10.2 to Form 8-K, File Number 1-07627, filed May 6, 2005).
*²	10.34	Summary of Long-Term Incentive Compensation Plan for 2005 (Exhibit 10.3 to Form 8-K, File Number 1-07627, filed May 6, 2005).
*²	10.35	Letter Agreement dated May 20, 2005, between the Company and Ms. Julie H. Edwards (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed May 24, 2005).
*²	10.36	Separation Agreement and Release, effective as of March 7, 2006, between W. Reed Williams and the Company (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed March 15, 2006).
*²	10.37	Executive Retiree Medical Benefit Plan (Exhibit 10.3 to Form 10-Q, File Number 1-07627, filed May 8, 2006).
*²	10.38	Management Incentive Compensation Plan for 2006 (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed February 28, 2007).
²	10.39	Summary of Compensation for Non-Employee Directors.
²	10.40	Summary of Compensation for Executive Officers.
²	10.41	Form of Indemnification Agreement by and between the Company and each of its officers and directors.
21	Subsidiaries of the Registrant.
23	Consent of Deloitte & Touche LLP.
31.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Asterisk indicates exhibits incorporated by reference as shown.
² Diamond indicates management contract or compensatory plan or arrangement.

(b)	Exhibits

The Company’s 2007 Annual Report is available upon request. Shareholders of the Company may obtain a copy of any exhibits to this Form 10-K at a charge of $0.05 per page. Requests should be directed to:

Investor Relations
Frontier Oil Corporation
10000 Memorial Drive, Suite 600
Houston, Texas 77024-3411

Frontier Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets

	Schedule I
	December 31,
	2006	2005 As Adjusted (Note 3)
ASSETS	(in thousands)
Current assets:
Cash and cash equivalents	$215,049	$244,357
Trade and other receivables	1,363	6,381
Deferred tax assets	3,237	2,004
Other current assets	2,082	499
Total current assets	221,731	253,241
Property, plant and equipment, at cost:
Furniture, fixtures and other	1,301	1,235
Less - accumulated depreciation	1,054	988
	247	247
Deferred financing costs, net	2,293	2,775
Commutation account	7,290	12,606
Prepaid insurance, net	2,120	3,331
Other assets	2,734	2,508
Investment in subsidiaries	831,082	537,947

Total assets	$1,067,497	$812,655

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Contingent income tax liabilities	$28,271	$21,517
Accounts payable	1,436	2,480
Accrued interest	2,484	2,485
Accrued dividends	3,486	58,726
Accrued liabilities and other	7,924	5,336
Total current liabilities	43,601	90,544

Long-term debt	150,000	150,000
Deferred compensation liability	2,630	2,214
Deferred income taxes	93,907	86,460
Payable to affiliated companies	1,505	4,745

Shareholders’ equity	775,854	478,692

Total liabilities and shareholders’ equity	$1,067,497	$812,655

The “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Income

	Schedule I

	Years Ended December 31,
	2006	2005 As Adjusted (Note 3)	2004 As Adjusted (Note 3)
	(in thousands)

Revenues	$4	$(6)	$(6)
	4	(6)	(6)
Costs and expenses:
Selling and general expenses, excluding depreciation	30,194	14,681	15,590
Merger termination and legal costs	-	48	3,824
Depreciation	88	69	75
Gain on sale of assets	(8)	(3)	-
	30,274	14,795	19,489

Operating income	(30,270)	(14,801)	(19,495)

Interest expense and other financing costs	11,978	10,593	35,004
Interest and investment income	(12,102)	(5,905)	(1,545)
Equity in earnings of subsidiaries	(609,265)	(462,027)	(164,392)
	(609,389)	(457,339)	(130,933)

Income before income taxes	579,119	442,538	111,438
Provision for income taxes	199,842	168,910	42,046

Income before cumulative effect of accounting change	379,277	273,628	69,392
Income tax benefit for cumulative effect of accounting change	-	1,530	-
Net income	$379,277	$275,158	$69,392

The “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flows

	Schedule I

	Years Ended December 31,
	2006	2005 As Adjusted (Note 3)	2004 As Adjusted (Note 3)
	(in thousands)
Operating Activities
Net income	$379,277	$275,158	$69,392
Equity in earnings of subsidiaries	(609,265)	(462,027)	(164,392)
Cumulative effect of accounting change, net of income taxes	-	(1,530)	-
Depreciation	88	69	75
Deferred income taxes	6,073	30,259	24,731
Stock-based compensation expense	18,029	1,363	1,180
Excess income tax benefits of stock-based compensation	(8,881)	-	-
Deferred finance cost and bond discount amortization	482	483	5,180
Long-term commutation account	5,316	3,832	3,712
Amortization of long-term prepaid insurance	1,211	1,211	1,451
Increase (decrease) in long-term accrued liabilities	416	698	(2,207)
Other	(428)	(209)	2,789
Changes in components of working capital	19,089	32,645	(496)
Net cash used by operating activities	(188,593)	(118,048)	(58,585)

Investing Activities
Additions to property, plant and equipment	(88)	(143)	(3)
Proceeds from sale of assets	8	3	-
Net cash used by investing activities	(80)	(140)	(3)

Financing Activities
Proceeds from issuance of common stock	3,672	23,616	3,923
Purchase of treasury stock	(98,950)	(34,819)	(3,029)
Dividends paid to shareholders	(67,498)	(7,776)	(5,664)
Intercompany transactions, net	(3,240)	4,215	(202)
Dividends received from subsidiaries	316,500	272,000	132,851
Excess income tax benefits of stock-based compensation	8,881	-	-
Debt issue costs	-	(100)	(3,279)
Proceeds from issuance of 6.625% Senior Notes	-	-	150,000
Repurchases of 11.75% Senior Notes	-	-	(170,449)
Net cash provided by financing activities	159,365	257,136	104,151

Increase (decrease) in cash and cash equivalents	(29,308)	138,948	45,563
Cash and cash equivalents, beginning of period	244,357	105,409	59,846

Cash and cash equivalents, end of period	$215,049	$244,357	$105,409

The “Notes to Consolidated Financial Statements” in Item 8 of this Form 10-K are an integral part of these financial statements.

Frontier Oil Corporation
Valuation and Qualifying Accounts
For the three years ended December 31,			Schedule II

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
	(in thousands)
2006
Allowance for doubtful accounts	$500	$26	$26	$500

2005
Allowance for doubtful accounts	500	-	-	500

2004
Allowance for doubtful accounts	500	-	-	500
Valuation allowance on deferred tax assets	1,555	-	1,555	-

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

FRONTIER OIL CORPORATION
By: /s/ James R. Gibbs
James R. Gibbs
Chairman of the Board, President and
Chief Executive Officer
(chief executive officer)

Date: February 28, 2007

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

Date: February 28, 2007