Form 10-Q
period 2007-03-31
FRONTIER OIL CORP /NEW/
filed 2007-05-09
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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
(Check one)
Large accelerated filer ☑  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

Registrant’s number of common shares outstanding as of May 4, 2007:  110,188,802

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)
	Three Months Ended
	March 31,
	2007	2006 As Adjusted (Note 2)

Revenues:
Refined products	$1,050,056	$1,007,463
Other	(2,173)	4,730
	1,047,883	1,012,193

Costs and expenses:
Raw material, freight and other costs	839,865	833,487
Refinery operating expenses, excluding depreciation	71,163	69,334
Selling and general expenses, excluding depreciation	11,032	8,914
Depreciation, accretion and amortization	11,123	8,867
Loss on sale of asset	2,028	-
	935,211	920,602

Operating income	112,672	91,591

Interest expense and other financing costs	2,956	2,435
Interest and investment income	(5,327)	(2,546)
	(2,371)	(111)

Income before income taxes	115,043	91,702
Provision for income taxes	40,323	34,349
Net income	$74,720	$57,353

Basic earnings per share of common stock	$0.68	$0.51

Diluted earnings per share of common stock	$0.68	$0.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
March 31, 2007 and December 31, 2006	2007	2006
	(in thousands except share data)
ASSETS
Current assets:
Cash, including cash equivalents of $429,384 and $377,491 in 2007 and 2006, respectively	$454,500	$405,479
Trade receivables, net of allowance of $500 in both years	122,887	135,111
Other receivables	2,431	2,351
Inventory of crude oil, products and other	346,731	374,576
Deferred tax assets	1,285	3,237
Other current assets	13,431	18,462
Total current assets	941,265	939,216
Property, plant and equipment, at cost:
Refineries and pipelines	866,530	802,498
Furniture, fixtures and other equipment	11,008	11,084
	877,538	813,582
Less - accumulated depreciation and amortization	287,398	276,777
	590,140	536,805
Deferred financing costs, net of amortization of $1,941 and $1,742 in 2007 and 2006, respectively	2,553	2,752
Commutation account	6,275	7,290
Prepaid insurance, net of amortization	1,816	2,120
Other intangible asset, net of amortization of $290 and $264 in 2007 and 2006, respectively	1,290	1,316
Deferred turnaround costs	21,849	24,640
Deferred catalyst costs	8,463	6,386
Other assets	3,600	3,400
Total assets	$1,577,251	$1,523,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$354,584	$390,019
Accrued income taxes	37,243	4,557
Contingent income tax liabilities	-	28,271
Accrued interest	39	2,541
Accrued El Dorado Refinery contingent earn-out payment	7,500	7,500
Accrued dividends	3,478	3,486
Accrued liabilities and other	31,782	23,324
Total current liabilities	434,626	459,698

Long-term debt	150,000	150,000
Contingent income tax liabilities	30,006	-
Post-retirement employee liabilities	28,428	28,090
Other long-term liabilities	16,654	16,376
Deferred income taxes	93,183	93,907

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 180,000,000 shares authorized, 134,509,256 shares issued in both 2007 and 2006	57,802	57,802
Paid-in capital	188,019	181,386
Retained earnings	790,202	719,802
Accumulated other comprehensive income	256	256
Treasury stock, at cost, 24,320,454 and 24,164,808
shares in 2007 and 2006, respectively	(211,925)	(183,392)
Total shareholders’ equity	824,354	775,854
Total liabilities and shareholders’ equity	$1,577,251	$1,523,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended March 31,
	2007	2006 As Adjusted (Note 2)
	(in thousands)
Cash flows from operating activities:
Net income	$74,720	$57,353
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, accretion and amortization	14,413	11,961
Deferred income taxes	(97)	6,181
Stock-based compensation expense	5,544	2,559
Excess income tax benefits of stock-based compensation	(1,944)	(4,843)
Deferred financing cost	199	200
Loss on sale of asset	2,028	-
Amortization of long-term prepaid insurance	304	303
Long-term commutation account	1,015	880
Increase in long-term accrued liabilities	29,196	1,221
Changes in deferred costs and other assets	(2,776)	(6,994)
Changes in working capital from operations	17,105	(118,632)
Net cash provided by (used in) operating activities	139,707	(49,811)

Cash flows from investing activities:
Additions to property, plant and equipment	(51,934)	(29,589)
El Dorado Refinery contingent earn-out payment	(7,500)	(7,500)
Other acquisitions	(2,995)	-
Proceeds from sale of assets	2,290	-
Net cash used in investing activities	(60,139)	(37,089)

Cash flows from financing activities:
Proceeds from issuance of common stock	485	2,127
Purchase of treasury stock	(29,661)	(9,545)
Dividends paid	(3,312)	(58,542)
Excess income tax benefits of stock-based compensation	1,944	4,843
Other	(3)	(3)
Net cash used in financing activities	(30,547)	(61,120)
Increase (decrease) in cash and cash equivalents	49,021	(148,020)
Cash and cash equivalents, beginning of period	405,479	356,065
Cash and cash equivalents, end of period	$454,500	$208,045

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, excluding capitalized interest	$4,396	$7
Cash paid during the period for income taxes	5,000	21,950

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
The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas. In February 2007, the Company acquired Ethanol Management Company (“EMC”) for approximately $3.1 million cash. EMC’s primary assets are a 25,000 barrels per day (“bpd”) products terminal and blending facility located near Denver, Colorado. The Company also owns a 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in two crude oil tanks in Guernsey, Wyoming, both of which are accounted for as undivided interests. Each asset, liability, revenue and expense is reported on a proportionate gross basis. The Company utilizes the equity method of accounting for investments in entities in which it does not have the ability to exercise control. Entities in which the Company has the ability to exercise significant influence and control are consolidated. All of the operations of the Company are in the United States, with its marketing efforts focused in the Rocky Mountain and Plains States regions of the United States. The Rocky Mountain region includes the states of Colorado, Wyoming, Montana and Utah, and the Plains States include the states of Kansas, Oklahoma, Nebraska, Iowa, Missouri, North Dakota and South Dakota. The Company purchases crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke. The operations of refining and marketing of petroleum products are considered part of one reporting segment.
These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

	Three Months Ended
	March 31,
	2007	2006

Basic	109,253,509	112,189,264
Diluted	110,319,964	113,503,740

For the three months ended March 31, 2007, 485,828 outstanding stock options that could potentially dilute EPS in future years were not included in the computation of diluted EPS. For the three months ended March 31, 2006, there were no outstanding stock options that could potentially dilute EPS in future years that were not included in the computation of diluted EPS.
The Company’s Board of Directors declared a quarterly cash dividend of $0.03 per share in December 2006, which was paid in January 2007. In addition, a quarterly cash dividend of $0.03 per share was declared in March 2007 and paid in April 2007. The total cash required for the dividend declared in March 2007 was approximately $3.3 million and was reflected in “Accrued dividends” on the Condensed Consolidated Balance Sheet as of March 31, 2007. On April 24, 2007, the Company announced an increase in the regular quarterly cash dividend to $0.05 per share ($0.20 annualized) from the current level of $0.03 per share ($0.12 annualized).

New accounting pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions - An Interpretation of FAS No. 109, Accounting for Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for income taxes recognized and presents guidance on a recognition threshold and measurement for the financial statements and tax position taken or expected to be taken in a tax return. Tax positions are evaluated in accordance with FIN 48 in a two-step process. The Company determines whether a tax position is more likely than not (greater than 50 percent) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The Company then determines the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.
The Company files U.S. Federal and various state income tax returns. The Company has not been subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to and including 2005, with few exceptions. As of March 31, 2007, no taxing authority has proposed any significant adjustments to the Company's tax positions. The Company has no significant current tax examinations in process.
The Company adopted the provisions of FIN 48 on January 1, 2007. The Company reviewed all open tax years for all jurisdictions, primarily Federal and the states of Kansas, Colorado and Nebraska for the years 2003 through 2006. As a result of the implementation of FIN 48, the Company recognized approximately a $1.0 million increase, including accrued interest, in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. In connection with the adoption of FIN 48, previously recognized contingent income tax liabilities under Financial Accounting Standard (“FAS”) No. 5, “Accounting for Contingencies” ($28.3 million at December 31, 2006) were reclassified from a current liability to a long-term liability. Through the period ending March 31, 2007, there have been no material changes to the liability. The total contingent income tax liabilities and accrued interest is reflected in the Condensed Consolidated Balance Sheet as of March 31, 2007 in “Contingent income tax liabilities.” The Company has no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. The total amount of unrecognized tax benefits at March 31, 2007 that, if recognized, would affect the effective tax rate is $4.3 million. Furthermore, the Company does not reasonably expect the total amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in interest expense. During the periods ended March 31, 2007 and 2006, the Company recognized approximately $497,000 and $244,000 in interest expense on contingent income tax liabilities. The Company has not recorded any penalties. The Company had approximately $2.3 million and $1.7 million in accrued interest on income tax contingencies at March 31, 2007 and December 31, 2006, respectively.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. FAS No. 157 states that fair value is “the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).” The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the effect that this statement will have on the Company’s financial statements and any other factors influencing its overall business environment.
The Emerging Issues Task Force (“EITF”) of the FASB has issued a draft abstract of EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”). In a stock-based compensation arrangement, employees may be entitled to dividends during the vesting period for nonvested shares or share units and until the exercise date for stock options. These dividend payments generally can be treated as a deductible compensation expense for income tax purposes, thereby generating an income tax benefit for the employer. At issue is how such a realized benefit should be recognized in the financial statements. The EITF has reached a tentative conclusion that an entity should recognize the realized tax benefit as an increase in additional paid-in capital (“APIC”) and that the amount recognized in APIC should be included in the pool of excess tax benefits available to absorb tax deficiencies on stock-based payment awards. As currently drafted, EITF 06-11 would be effective for fiscal years beginning after September 15, 2007 and would be applied prospectively to the income tax benefits of dividends declared on affected stock-based compensation. The Company is current evaluating the effect that this EITF will have on its financial statements but does not believe that it will have a material adverse effect.

2.  Change in Accounting Principle - Turnarounds

During the fourth quarter of 2006, the Company changed its accounting method for the costs of turnarounds from the accrual method to the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral accounting method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. The new method of accounting for turnarounds was adopted in order to adhere to FASB Staff Position (“FSP”) No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities. The Company elected to early adopt the FSP in the fourth quarter of 2006. The comparative financial statements for the three months ended March 31, 2006 have been adjusted to apply the new method retrospectively. These deferred costs are included in the Company’s Condensed Consolidated Balance Sheets in “Deferred turnaround costs.” The amortization expenses are included in “Refinery operating expenses, excluding depreciation” in the Company’s Condensed Consolidated Statements of Income. The following condensed consolidated financial statement line items for the three months ending March 31, 2006 were affected by the change in accounting principle.

	Three Months Ended March 31, 2006
	As Originally Reported	As Adjusted	Change
	(in thousands)
Condensed Consolidated Statements of Income:
Refinery operating expenses, excluding depreciation	$68,904	$69,334	$430

Income before income taxes	92,132	91,702	(430)
Provision for income taxes	34,512	34,349	(163)
Net income	$57,620	$57,353	$(267)

Basic earnings per share	$0.51	$0.51	$-

Diluted earnings per share	$0.51	$0.51	$-

Condensed Consolidated Statements of Cash Flows:
Net income	$57,620	$57,353	$(267)
Adjustments to reconcile net income to
net income from operating activities:
Depreciation, accretion and amortization	8,867	11,961	3,094
Deferred income taxes	6,344	6,181	(163)
Changes in deferred costs and other assets	(5,417)	(6,994)	(1,577)
Increase in long-term accrued liabilities	3,349	1,221	(2,128)
Changes in working capital from operations	(119,673)	(118,632)	1,041

Net cash provided by operating activities	$(49,811)	$(49,811)	$-

3.  Inventories

Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first-in, first-out (“FIFO”) basis or market. Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost. Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned. These include unfinished gasoline and diesel, blendstocks and other feedstocks. Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products. Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values. Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts. The net exchange balance is included in inventory. Inventories of materials and supplies and process chemicals are recorded at the lower of average cost or market. Crude oil inventories, unfinished product inventories and finished product inventories are used to secure financing for operations under the Company’s revolving credit facility. The components of inventory as of March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
	(in thousands)
Crude oil	$150,941	$182,215
Unfinished products	87,494	84,682
Finished products	89,518	89,457
Process chemicals	1,186	1,009
Repairs and maintenance supplies and other	17,592	17,213
	$346,731	$374,576

4.  Treasury Stock

The Company accounts for its treasury stock under the cost method on a FIFO basis. In November 2006, the Company’s Board of Directors approved a new $100 million share repurchase program, which replaced all existing repurchase authorizations, and may be utilized for share repurchases in the near term (no shares had been repurchased under this new program as of December 31, 2006). During the three months ended March 31, 2007, the Company purchased 1,001,200 shares ($28.3 million) in open market transactions. On April 24, 2007, the Company announced a $100 million increase to the currently existing share repurchase authorization, thereby increasing the amount available for repurchases as of that time to $171.7 million.
During the three months ended March 31, 2007, the Company received 1,809 shares ($55,000) of its common stock, now held as treasury stock, from employees in stock swaps where mature stock is surrendered by the employees to exercise their stock options, as provided for by the Company’s stock-based compensation plan. The Company also received during the three months ended March 31, 2007, 45,232 shares ($1.4 million) of its common stock, now held as treasury stock, from employees to cover withholding taxes on stock-based compensation. As of March 31, 2007, the Company had 24,320,454 shares of treasury stock.

5.  Stock-based Compensation

Stock-based compensation costs and income tax benefits recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Restricted shares and units	$2,032	$2,233
Stock options	561	236
Performance-based awards	2,951	-
Stock grant to retiring executive (3,030 shares)	-	90
Total stock-based compensation expense	$5,544	$2,559

Income tax benefit recognized in the income statement	$2,107	$972

Omnibus Incentive Compensation Plan. The Company’s Omnibus Incentive Compensation Plan (the “Plan”) is a broad-based incentive plan that provides for granting stock options, stock appreciation rights (“SAR”), restricted stock awards, performance awards, stock units, bonus shares, dividend equivalent rights, other stock-based awards and substitute awards (“Awards”) to employees, consultants and non-employee directors of the Company. As of March 31, 2007, 6,157,363 shares were available to be awarded under the Plan assuming maximum payout is achieved on the performance awards made in 2007 (see “Performance Awards” below). For purposes of determining compensation expense, forfeitures are estimated at the time Awards are granted based on historical average forfeiture rates and the group of individuals receiving those Awards. The Plan provides that the source of shares for Awards may be either newly issued shares or treasury shares. For the three months ended March 31, 2007, treasury shares were utilized for restricted stock awards and for shares issued due to the exercise of stock options. As of March 31, 2007, there was $36.3 million of total unrecognized compensation cost related to Awards issued under the Plan, including costs for stock options, restricted stock, restricted stock units and performance-based awards, which is expected to be recognized over a weighted-average period of 2.5 years.

Stock Options. Stock option changes during the three months ended March 31, 2007 are presented below:

	Number of Awards	Weighted-Average Exercise Price	Aggregate Intrinsic Value of Options (in thousands)
Outstanding at beginning of period	1,032,126	$16.3104
Granted	-	-
Exercised or issued	(118,800)	4.5430
Expired or forfeited	(7,398)	29.3850
Outstanding at end of period	905,928	17.7467	$13,492
Vested or expected to vest at end of period	902,407		$13,481
Exercisable at end of period	420,100	4.2875	$11,911

The Company received $485,000 of cash for stock options exercised during the three months ended March 31, 2007. The total intrinsic value of stock options exercised during the three months ended March 31, 2007 was $3.3 million. The Company realized $1.3 million and $4.3 million of income tax benefits, nearly all of which was excess income tax benefits, for the three months ended March 31, 2007 and 2006, respectively, related to the exercises of stock options. Excess income tax benefits are the benefits from additional deductions allowed for income tax purposes in excess of expenses recorded in the financial statements. These excess income tax benefits are recorded as an increase to paid-in capital and the majority of these amounts are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes information about stock options outstanding at March 31, 2007:

Stock Options Outstanding at March 31, 2007
Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Exercise Price	Exercisable
485,828	4.07	$ 29.3850	-
105,000	1.91	4.6625	105,000
315,100	0.89	4.1625	315,100

Restricted Shares and Restricted Stock Units. The following table summarizes the changes in the Company’s restricted shares and restricted stock units during the three months ended March 31, 2007:

Restricted Share Awards	Shares/Units	Weighted-Average Grant-Date Market Value
Nonvested at January 1, 2007	713,026	$18.5465
Granted	127,190	30.3122
Conversion of stock unit awards	657,232	29.3850
Vested	(141,129)	17.3117
Forfeited	(15,911)	26.4320
Nonvested at March 31, 2007	1,340,408	25.0137

The total fair value of restricted shares and restricted stock units which vested during the three months ended March 31, 2007 was $4.3 million, and the Company realized $1.6 million of income tax benefits related to these vestings, of which $708,000 was excess income tax benefits. The total fair value of restricted shares and restricted stock units which vested during the three months ended March 31, 2006 was $3.5 million, and the Company realized $1.3 million of income tax benefits related to these vestings, of which $707,000 was excess income tax benefits.
In February 2007, following certification by the Compensation Committee of the Company’s Board of Directors that specified performance criteria had been achieved for the year ended December 31, 2006, the Company issued 657,232 shares of restricted stock in connection with the April 2006 grant of performance stock unit awards. One-third of this restricted stock will vest on June 30, 2007, one-third on June 30, 2008 and the final one-third on June 30, 2009. The Company issued 30,800 restricted stock units to its Board of Directors on January 31, 2007, which will vest on December 31, 2007. In March 2007, 96,390 shares of restricted stock were issued to employees, which will vest 25% in March 2008, 25% in March 2009 and the final 50% in March 2010.

Performance Awards. In February 2007, the Company issued 368,680 performance stock unit awards which could result in up to 125% of that amount in stock being issued should specified performance criteria be met for 2007. The Company also issued 184,320 performance stock unit awards which could result in up to 125% of that amount in stock being issued should performance criteria be met for a three year period ending December 31, 2009. When common stock dividends are declared by the Company’s Board of Directors, dividend equivalents (on the stock unit awards) and dividends (once the stock unit awards are converted to restricted stock) are accrued but are not paid until the restricted stock vests. The stock unit awards are valued at the market value at the date of grant and amortized to compensation expense on a straight-line basis over the nominal vesting period, adjusted for retirement-eligible employees, as required under FAS No. 123(R).

6.  Employee Benefit Plans

Defined Benefit Plans
The Company established a defined benefit cash balance pension plan, effective January 1, 2000, for eligible El Dorado Refinery employees to supplement retirement benefits that those employees lost upon the sale of the El Dorado Refinery to Frontier. No other current or future employees will be eligible to participate in the plan. This plan had assets of $9.7 million at December 31, 2006, and its funding status is in compliance with ERISA.
The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery. Eligible employees are employees hired by the Refinery before certain defined dates and who satisfy certain age and service requirements. Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare. Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans are unfunded as of March 31, 2007. The post-retirement healthcare plan requires retirees to pay between 20% and 40% of total healthcare costs based on age and length of service. The plan’s prescription drug benefits are at least equivalent to Medicare Part D benefits. Post-retirement healthcare benefits provided for Medicare eligible retirees were reduced effective December 31, 2006 to levels stipulated at the time of the El Dorado Refinery acquisition.
The following table sets forth the net periodic benefit costs recognized for these benefit plans in the Company’s Condensed Consolidated Statements of Income for the three months ended March 31, 2007 and 2006:

	Pension Benefits		Post-retirement Healthcare and Other Benefits
	2007	2006	2007	2006
	(in thousands)
Service cost	$-	$-	$188	$313
Interest cost	142	136	403	564
Expected return on plan assets	(186)	(167)	-	-
Amortization of plan amendments	-	-	(469)	-
Recognized net actuarial loss	-	-	284	371
Net periodic benefit cost	$(44)	$(31)	$406	$1,248

As of March 31, 2007, the Company had contributed $4,079 to its cash balance pension plan in 2007, and it is not required to contribute any amount in the remainder of 2007.

7.  Price Risk Management Activities

The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production. The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with creditworthy counterparties. The Company believes that there is minimal credit risk with respect to its counterparties. The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in the related inventory in “Inventory of crude oil, products and other” on the Consolidated Balance Sheets and ultimately, when the inventory is charged or sold, in “Raw material, freight and other costs” on the Consolidated Statements of Income. Gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” on the Condensed Consolidated Statements of Income at each period end. The Company has derivative contracts which it holds directly and also derivative contracts, in connection with its crude oil purchase and sale contract, held on Frontier’s behalf by Utexam Limited (“Utexam”), a wholly-owned subsidiary of BNP Paribas Ireland. The market value of open derivative contracts is included on the Condensed Consolidated Balance Sheets in “Accrued liabilities and other” when the unrealized value is a loss ($17.9 million at March 31, 2007), or in “Other current assets” when the unrealized value is a gain ($2.5 million at December 31, 2006.)

Mark-to-market activities
During the three months ended March 31, 2007 and 2006, the Company (directly or indirectly) had the following derivative activities which, while economic hedges, were not accounted for as hedges and whose gains or losses are reflected in “Other revenues” on the Condensed Consolidated Statements of Income:

•
Crude purchases in-transit. As of March 31, 2007, the Company had open derivative contracts held on Frontier’s behalf by Utexam on 918,000 barrels of crude oil to hedge in-transit Canadian crude oil costs. As of March 31, 2007, these positions had unrealized losses of $2.1 million. During the three months ended March 31, 2007 and 2006, the Company reported in “Other revenues” $1.0 million and $1.3 million in net gains, respectively, on positions to hedge in-transit crude oil, mainly Canadian crude oil for the El Dorado Refinery.

•
Derivative contracts on crude oil to hedge excess intermediate, normal butane, finished product and excess crude oil inventory for both the Cheyenne and El Dorado Refineries. As of March 31, 2007, the Company had open derivative contracts on nearly 2.0 million barrels of crude oil to hedge crude oil, intermediate and finished product inventories. At March 31, 2007, these positions had net unrealized loss of $15.8 million. During the three months ended March 31, 2007 and 2006, the Company reported in “Other revenues” $3.3 million in net losses and a $2.1 million gain, respectively.

Hedging activities
During the three months ended March 31, 2007, the Company had no derivative contracts that were designated and accounted for as hedges.
During the three months ended March 31, 2006, the Company had the following derivatives which were appropriately designated and accounted for as hedges:

•
Crude purchases in-transit. As of March 31, 2006, the Company had open derivative contracts on 1,417,000 barrels of crude oil to hedge in-transit Canadian crude oil costs for the El Dorado Refinery, which were being accounted for as fair value hedges. At March 31, 2006, these positions had nearly $4.3 million in unrealized losses, of which $7.2 million increased the related crude oil in-transit inventory to fair market value, offset by $2.9 million, which increased income and was reflected in “Other revenues” in the Condensed Consolidated Statements of Income for the ineffective portion of this hedge. During the three months ended March 31, 2006, the Company recorded $344,000 in realized losses on derivative contracts to hedge in-transit Canadian crude oil for the Cheyenne Refinery, of which $522,000 increased crude costs (“Raw material, freight and other costs”), offset by $178,000, which increased income and was reflected in “Other revenues” in the Condensed Consolidated Statements of Income for the ineffective portion of this hedge.

8.  Environmental

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
The Environmental Protection Agency (“EPA”) has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continues through 2008, with special provisions for small business refiners. Because the Company qualifies as a small business refiner, Frontier elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until 2011 and complied with the highway diesel sulfur standard by June 2006, as discussed below. The Cheyenne Refinery has spent approximately $28.9 million (including capitalized interest) to meet the interim gasoline sulfur standard, which was required by January 1, 2004. The Company expects to incur an additional $9.0 million in estimated costs to meet the final standard, and spend $6.0 million for facilities to handle intermediate inventories, at the Cheyenne Refinery between 2008 and 2010. Total capital expenditures estimated as of March 31, 2007 for the El Dorado Refinery to comply with the final gasoline sulfur standard are approximately $83.0 million, including capitalized interest, and are expected to be incurred between 2007 and 2009. Substantially all of the estimated $83.0 million of expenditures relates to the Company’s El Dorado Refinery gasoil hydrotreater revamp project. The gasoil hydrotreater revamp project will address most of the El Dorado Refinery’s modifications needed to achieve gasoline sulfur compliance which the Company anticipates will provide it with a substantial economic benefit.
The EPA has promulgated regulations that limit the sulfur content of highway diesel fuel beginning in mid-2006. As indicated above, Frontier elected to comply with the highway diesel sulfur standard by June 2006 and had completed the necessary capital projects to achieve the standard at both Refineries by early June 2006.
On June 29, 2004, the EPA promulgated regulations designed to reduce emissions from the combustion of diesel fuel in non-road applications such as mining, agriculture, locomotives and marine vessels. Prior to June 30, 2006, the Company manufactured and sold approximately 6,000 bpd of non-road diesel fuel from the El Dorado Refinery. The new regulations require refiners to reduce the sulfur content of non-road diesel fuel from 5,000 parts per million (“ppm”) to 500 ppm in 2007 and further to 15 ppm in 2010 for all but locomotive and marine uses. Diesel fuel used in locomotives and marine operations will be required to meet the 15 ppm sulfur standard in 2012. Small refiners, such as Frontier, will be allowed to either postpone the new sulfur limits or, if the small refiner chooses to meet the new limit on the national schedule, to increase their gasoline sulfur limits by 20%. Frontier chose to install equipment to desulfurize all of its diesel fuel, including non-road, to the 15 ppm sulfur standard by June 2006, resulting in early compliance with the non-road standard. This gives the Company the option of selling its historic non-road diesel fuel volume into either the current non-road market or the 15 ppm sulfur on-road market, depending on economics. The new regulation also clarifies that EPA-approved small business refiners will be allowed to exceed both the small refiner maximum capacity and/or employee criteria through merger with or acquisition of another approved small business refiner without loss of small refiner regulatory status. The loss of such status through merger, acquisition or non-compliance with the enabling regulations could result in the loss of the benefits described in the above paragraphs and the possible acceleration of certain associated expenditures.
The Company has available to sell or use at its El Dorado Refinery 68,672 sulfur credits generated by its Cheyenne Refinery as a result of the Cheyenne Refinery producing gasoline at a lower sulfur content than the small refiner EPA requirement.
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
The Initiative has caused many refiners to enter into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment. In anticipation of such a consent decree, the Company has undertaken certain modifications at each of the Company’s refineries. At the Cheyenne Refinery, the Company has spent $4.6 million on the flare system which was completed in 2006. At the El Dorado Refinery, through March 31, 2007, the Company has incurred $3.2 million, and it expects to spend an additional $1.3 million during 2007 to complete the flare system. In addition to Frontier’s expenditures, Shell Oil Products US (“Shell”) reimbursed Frontier $5.0 million in the fourth quarter of 2006 for modification of the El Dorado Refinery flare system in accordance with certain provisions of the 1999 asset purchase and sale agreement for the El Dorado Refinery entered into between Frontier and Shell. Settlement negotiations with the EPA and state regulatory agencies regarding additional regulatory issues associated with the Initiative are underway. The Company now estimates that, in addition to the flare gas recovery systems discussed above, capital expenditures totaling approximately $47 million at the Cheyenne Refinery and $67 million at the El Dorado Refinery will be required prior to 2015 to satisfy these issues. Notwithstanding these anticipated legal settlements, many of these same expenditures would be required for the Company to implement its planned facility expansions. Previous settlements between the EPA and other refiners have required monetary penalties in addition to capital expenditures. While the EPA has not yet proposed monetary penalties for Frontier, it is possible that such penalties may be imposed; however, the amount of any potential penalties is not currently estimable.
The EPA has promulgated regulations to enact the provisions of the Energy Policy Act of 2005 regarding the mandated blending of renewable fuels in gasoline. The Act requires gasoline refiners, blenders and importers, as a group, to blend increasing amounts of ethanol in the country’s gasoline supply, beginning in 2006 with 4.0 billion gallons and escalating to 7.5 billion gallons in 2012. The Company as a small refiner will be exempt until 2012 from these requirements.
On February 26, 2007, the EPA promulgated regulations limiting the amount of benzene in gasoline. These regulations take effect for large refiners on January 1, 2011 and for small refiners, such as Frontier, on January 1, 2015. While not yet estimated, the Company anticipates that potentially material capital expenditures may be necessary to achieve compliance with the new regulation at its Cheyenne Refinery. Gasoline manufactured at the Company’s El Dorado Refinery typically contains benzene concentrations near the new standard. The Company therefore believes that necessary compliance expenditures at the El Dorado Refinery will be substantially less than at its Cheyenne Refinery.
As is the case with companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that the Company may have manufactured, handled, used, released or disposed.

Cheyenne Refinery. The Company is party to an agreement with the State of Wyoming requiring investigation and interim remediation actions at the Cheyenne Refinery’s property that may have been impacted by past operational activities. As a result of past and ongoing investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects totaling approximately $4.0 million. In addition, the Company estimates that an ongoing groundwater remediation program averaging approximately $250,000 in annual operating and maintenance costs will be required for approximately ten more years. As of March 31, 2007 and December 31, 2006, the Company had a reserve included on the Condensed Consolidated Balance Sheets in “Other long-term liabilities” of $2.0 million for environmental liabilities reflecting the estimated present value of these expenditures ($250,000 annual costs for 10 years assuming a 3% inflation rate and discounted at a rate of 7.0%). In addition to this reserve, the Company had accrued $5.0 million as of March 31, 2007 and December 31, 2006, also included in “Other long-term liabilities,” for the cleanup of a waste water treatment pond located on land historically leased from an adjacent landowner. The Company allowed the lease to expire and ceased use of the pond on the scheduled expiration date of June 30, 2006. The waste water pond will be cleaned up pursuant to the aforementioned agreement with the State of Wyoming. Depending upon the results of the ongoing investigation, or by a subsequent administrative order or permit, additional remedial action and costs could be required.
The Company has completed the negotiation of a settlement of a Notice of Violation (“NOV”) from the Wyoming Department of Environmental Quality alleging non-compliance with certain refinery waste management requirements. The Company has estimated that the capital cost for required corrective measures will be approximately $1.5 million. In addition, the Company had accrued an additional $1.2 million for expense work as of March 31, 2007 and December 31, 2006 (included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets). A negotiated penalty in the amount of $631,000 has been remitted as part of the settlement of this NOV.
Pursuant to an agreement with the City of Cheyenne, the Company will contribute $1.5 million toward a project (estimated to take place by the end of 2007) to relocate a city storm water conveyance pipe, which is presently located on Refinery property and therefore potentially subject to contaminants from Refinery operations. The estimate of $1.5 million is included in “Accrued liabilities and other” on the Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006.

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

9.  Litigation

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
On October 27, 2006, the Los Angeles Superior Court granted summary judgment in favor of the parent, Frontier Oil Corporation. As a result of this order, the plaintiffs in all of the lawsuits in which Frontier is a defendant can no longer prosecute claims against Frontier Oil Corporation, either for Frontier Oil Corporation’s alleged direct liability or for any of the plaintiffs’ claims against its subsidiary. The order does not affect unresolved indemnity claims asserted by or against Frontier Oil Corporation. In addition, on November 22, 2006, the Court entered a ruling granting summary judgment in favor of all of the defendants, including Wainoco Oil & Gas Company and Frontier Oil Corporation, against the initial 12 trial plaintiffs. A final judgment was entered by the Los Angeles Superior Court on January 31, 2007 that included the ruling in favor of Frontier Oil Corporation in October and the ruling in favor of all of the defendants in November. The plaintiffs’ notice of appeal from this final judgment was filed March 29, 2007.
Additional rulings by the Los Angeles Superior Court include a January 9, 2007 ruling granting summary judgment in favor of the City of Beverly Hills, concluding that the City has no liability to the plaintiffs in any of the lawsuits in which the City is a defendant under the California governmental tort liability statutes, and a March 23, 2007 ruling granting summary judgment in favor of the Beverly Hills Unified School District, concluding that the School District has no liability under the California governmental tort liability statutes. The entry of a final judgment by the Court in favor of the City and the School District on these recent rulings remains subject to appeal.
The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility. Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills High School students, school employees or area residents. Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from a highly-rated insurance company covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date. The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity. In October 2003, the Company paid $6.25 million to the insurance company for loss mitigation insurance and also funded with the insurance company a commutation account of approximately $19.5 million, which is funding the first costs incurred under the policy including, but not limited to, the costs of defense of the claims. The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million. As of March 31, 2007, the commutation account balance was approximately $6.3 million. Frontier has the right to terminate the policy at any time prior to September 30, 2008, and receive a refund of the unearned portion of the premium (approximately $1.6 million as of March 31 2007, and declining by approximately $270,000 each quarter) plus any unspent balance in the commutation account plus accumulated interest. While the policy is in effect, the insurance company will manage the defense of the claims. The Company also has been seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period. The Company has reached a settlement on some of the policies and is continuing to pursue coverage efforts on other policies.
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

10.  Other Contingencies

El Dorado Earn-out Payments. On November 16, 1999, Frontier acquired the crude oil refinery located in El Dorado, Kansas from Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”). Under the provisions of the purchase and sale agreement, the Company is required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s revenues less its material costs and operating costs, other than depreciation. The total amount of these contingent earn-out payments is capped at $40.0 million, with an annual cap of $7.5 million. Any contingent earn-out payment will be recorded when determinable. Such contingent earn-out payments, if any, will be recorded as additional acquisition cost. A contingent earn-out payment of $7.5 million was required based on 2006 results, and was accrued at December 31, 2006 and was paid in January 2007. Based on the results of operations for the three months ended March 31, 2007, it is probable that a payment will be required in early 2008, and the entire $7.5 million was accrued as of March 31, 2007. Including the estimated payment to be made in early 2008, which will be the last payment under this agreement, the Company will have paid an estimated total of $37.5 million for contingent earn-out payments.

11.  Consolidating Financial Statements

Frontier Holdings Inc. and its subsidiaries (“FHI”) are full and unconditional guarantors of Frontier Oil Corporation’s 6⅝% Senior Notes. Presented on the following pages are the Company’s consolidating balance sheets, statements of operations, and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended. As specified in Rule 3-10, the condensed consolidating balance sheets, statements of operations, and statements of cash flows presented on the following pages meet the requirements for financial statements of the issuer and each guarantor of the notes because the guarantors are all direct or indirect wholly-owned subsidiaries of Frontier Oil Corporation, and all of the guarantees are full and unconditional on a joint and several basis. The Company files a consolidated U.S. federal income tax return and consolidated state income tax returns in the majority of states in which it does business. Each subsidiary calculates its income tax provisions on a separate company basis, which are eliminated in the consolidation process.

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$1,050,056	$-	$-	$1,050,056
Other	-	(2,185)	12	-	(2,173)
	-	1,047,871	12	-	1,047,883

Costs and expenses:
Raw material, freight and other costs	-	839,865	-	-	839,865
Refinery operating expenses, excluding depreciation	-	71,163	-	-	71,163
Selling and general expenses, excluding depreciation	6,223	4,809	-	-	11,032
Depreciation, accretion and amortization	19	11,177	-	(73)	11,123
Loss on sale of asset	2,028	-	-	-	2,028
	8,270	927,014	-	(73)	935,211

Operating income (loss)	(8,270)	120,857	12	73	112,672

Interest expense and other financing costs	3,087	1,187	-	(1,318)	2,956
Interest and investment income	(2,560)	(2,767)	-	-	(5,327)
Equity in earnings of subsidiaries	(123,840)	-	-	123,840	-
	(123,313)	(1,580)	-	122,522	(2,371)

Income before income taxes	115,043	122,437	12	(122,449)	115,043
Provision for income taxes	40,323	43,015	4	(43,019)	40,323
Net income	$74,720	$79,422	$8	$(79,430)	$74,720

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2006
As Adjusted (Note 2)
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$1,007,463	$-	$-	$1,007,463
Other	4	4,684	42	-	4,730
	4	1,012,147	42	-	1,012,193

Costs and expenses:
Raw material, freight and other costs	-	833,487	-	-	833,487
Refinery operating expenses, excluding depreciation	-	69,334	-	-	69,334
Selling and general expenses, excluding depreciation	4,123	4,791	-	-	8,914
Depreciation and amortization	21	8,985	-	(139)	8,867
	4,144	916,597	-	(139)	920,602

Operating income (loss)	(4,140)	95,550	42	139	91,591

Interest expense and other financing costs	2,929	966	-	(1,460)	2,435
Interest and investment income	(1,673)	(873)	-	-	(2,546)
Equity in earnings of subsidiaries	(97,098)	-	-	97,098	-
	(95,842)	93	-	95,638	(111)

Income before income taxes	91,702	95,457	42	(95,499)	91,702
Provision for income taxes	34,349	35,252	-	(35,252)	34,349
Net income	$57,353	$60,205	$42	$(60,247)	$57,353

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of March 31, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$184,998	$269,502	$-	$-	$454,500
Trade and other receivables	595	124,723	-	-	125,318
Receivable from affiliated companies	-	5,259	263	(5,522)	-
Inventory	-	346,731	-	-	346,731
Deferred tax assets	1,285	8,543	-	(8,543)	1,285
Other current assets	1,139	12,292	-	-	13,431
Total current assets	188,017	767,050	263	(14,065)	941,265

Property, plant and equipment, at cost	1,087	880,153	-	(3,702)	877,538
Less - accumulated depreciation and amortization	901	294,850	-	(8,353)	287,398
	186	585,303	-	4,651	590,140
Deferred financing costs, net	2,172	381	-	-	2,553
Commutation account	6,275	-	-	-	6,275
Prepaid insurance, net	1,816	-	-	-	1,816
Other intangible asset, net	-	1,290	-	-	1,290
Deferred costs and other assets	2,969	30,943	-	-	33,912
Investment in subsidiaries	946,247	-	-	(946,247)	-
Total assets	$1,147,682	$1,384,967	$263	$(955,661)	$1,577,251

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$283	$354,301	$-	$-	$354,584
Payable to affiliated companies	5,522	-	-	(5,522)	-
Accrued interest	-	39	-	-	39
Accrued income taxes	37,243	-	-	-	37,243
Accrued El Dorado Refinery contingent earn-out payment	-	7,500	-	-	7,500
Accrued dividends	3,478	-	-	-	3,478
Accrued liabilities and other	762	30,831	189	-	31,782
Total current liabilities	47,288	392,671	189	(5,522)	434,626

Long-term debt	150,000	-	-	-	150,000
Contingent income tax liabilities	28,989	1,017			30,006
Long-term accrued and other liabilities	2,865	42,217	-	-	45,082
Deferred income taxes	93,183	98,189	-	(98,189)	93,183
Payable to affiliated companies	-	80,480	59	(80,539)	-

Shareholders’ equity	825,357	771,761	15	(772,779)	824,354
Total liabilities and shareholders’ equity	$1,147,682	$1,384,967	$263	$(955,661)	$1,577,251

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2006
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$215,049	$190,430	$-	$-	$405,479
Trade and other receivables	1,363	136,099	-	-	137,462
Receivable from affiliated companies	-	1,254	251	(1,505)	-
Inventory	-	374,576	-	-	374,576
Deferred tax assets	3,237	7,846	-	(7,846)	3,237
Other current assets	2,082	16,380	-	-	18,462
Total current assets	221,731	726,585	251	(9,351)	939,216

Property, plant and equipment, at cost	1,301	817,332	-	(5,051)	813,582
Less - accumulated depreciation and amortization	1,054	284,034	-	(8,311)	276,777
	247	533,298	-	3,260	536,805
Deferred financing costs, net	2,293	459	-	-	2,752
Commutation account	7,290	-	-	-	7,290
Prepaid insurance, net	2,120	-	-	-	2,120
Other intangible asset, net	-	1,316	-	-	1,316
Deferred costs and other assets	2,734	31,692	-	-	34,426
Investment in subsidiaries	831,082	-	-	(831,082)	-
Total assets	$1,067,497	$1,293,350	$251	$(837,173)	$1,523,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,436	$388,583	$-	$-	$390,019
Contingent income tax liabilities	28,271	-	-	-	28,271
Accrued dividends	3,486	-	-	-	3,486
Accrued interest	2,484	57	-	-	2,541
Accrued liabilities and other	7,924	27,268	189	-	35,381
Total current liabilities	43,601	415,908	189	-	459,698

Long-term debt	150,000	-	-	-	150,000
Long-term accrued and other liabilities	2,630	41,836	-	-	44,466
Deferred income taxes	93,907	97,620	-	(97,620)	93,907
Payable to affiliated companies	1,505	44,644	55	(46,204)	-

Shareholders’ equity	775,854	693,342	7	(693,349)	775,854
Total liabilities and shareholders’ equity	$1,067,497	$1,293,350	$251	$(837,173)	$1,523,925

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$74,720	$79,422	$8	$(79,430)	$74,720
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(123,840)	-	-	123,840	-
Depreciation, accretion and amortization	19	14,467	-	(73)	14,413
Stock-based compensation expense	5,544	-	-	-	5,544
Excess income tax benefits of stock-based compensation	(1,944)	-	-	-	(1,944)
Deferred income taxes	(97)	-	-	-	(97)
Income taxes eliminated in consolidation	-	43,015	4	(43,019)	-
Deferred financing cost amortization	121	78	-	-	199
Loss on sale of asset	2,028	-	-	-	2,028
Amortization of long-term prepaid insurance	304	-	-	-	304
Long-term commutation account	1,015	-	-	-	1,015
Increase in long-term accrued liabilities	28,989	207	-	-	29,196
Changes in deferred costs and other assets	(235)	(2,541)	-	-	(2,776)
Changes in working capital from operations	1,838	14,414	-	853	17,105
Net cash provided by (used in) operating activities	(11,538)	149,062	12	2,171	139,707

Cash flows from investing activities:
Additions to property, plant and equipment	(4,276)	(45,487)	-	(2,171)	(51,934)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Other acquisitions	-	(2,995)	-	-	(2,995)
Proceeds from sale of assets	2,290	-	-	-	2,290
Net cash used in investing activities	(1,986)	(55,982)	-	(2,171)	(60,139)

Cash flows from financing activities:
Proceeds from issuance of common stock	485	-	-	-	485
Purchase of treasury stock	(29,661)	-	-	-	(29,661)
Dividends paid	(3,312)	-	-	-	(3,312)
Excess income tax benefits of stock-based compensation	1,944	-	-	-	1,944
Other	-	(3)	-	-	(3)
Intercompany transactions	14,017	(14,005)	(12)	-	-
Net cash used in financing activities	(16,527)	(14,008)	(12)	-	(30,547)
(Decrease) increase in cash and cash equivalents	(30,051)	79,072	-	-	49,021
Cash and cash equivalents, beginning of period	215,049	190,430	-	-	405,479
Cash and cash equivalents, end of period	$184,998	$269,502	$-	$-	$454,500

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2006
As Adjusted (Note 2)
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$57,353	$60,205	$42	$(60,247)	$57,353
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(97,098)	-	-	97,098	-
Depreciation, accretion and amortization	21	12,079	-	(139)	11,961
Stock-based compensation expense	2,559	-	-	-	2,559
Excess income tax benefits of stock-based compensation	(4,843)	-	-	-	(4,843)
Deferred income taxes	6,181	-	-	-	6,181
Income taxes eliminated in consolidation	-	35,252	-	(35,252)	-
Deferred financing cost amortization	121	79	-	-	200
Amortization of long-term prepaid insurance	303	-	-	-	303
Long-term commutation account	880	-	-	-	880
Increase in long-term accrued liabilities	310	911	-	-	1,221
Changes in deferred costs and other assets	(314)	(6,680)	-	-	(6,994)
Changes in working capital from operations	8,151	(125,323)	-	(1,460)	(118,632)
Net cash provided by (used in) operating activities	(26,376)	(23,477)	42	-	(49,811)

Cash flows from investing activities:
Additions to property, plant and equipment	(28)	(29,561)	-	-	(29,589)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Net cash used in investing activities	(28)	(37,061)	-	-	(37,089)

Cash flows from financing activities:
Excess income tax benefits of stock-based compensation	4,843				4,843
Proceeds from issuance of common stock	2,127	-	-	-	2,127
Purchase of treasury stock	(9,545)	-	-	-	(9,545)
Dividends paid	(58,542)	-	-	-	(58,542)
Other	-	(3)	-	-	(3)
Intercompany transactions	(66,087)	66,129	(42)	-	-
Net cash provided by (used in) financing activities	(127,204)	66,126	(42)	-	(61,120)
(Decrease) increase in cash and cash equivalents	(153,608)	5,588	-	-	(148,020)
Cash and cash equivalents, beginning of period	244,357	111,708	-	-	356,065
Cash and cash equivalents, end of period	$90,749	$117,296	$-	$-	$208,045

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an independent energy company engaged in crude oil refining and the wholesale marketing of refined petroleum products. We operate refineries (the “Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a total annual average crude oil capacity of approximately 162,000 barrels per day (“bpd”). To assist in understanding our operating results, please refer to the operating data at the end of this analysis, which provides key operating information for our Refineries. Refinery operating data is also included in our annual report on Form 10-K, our quarterly reports on Form 10-Q and on our web site at http://www.frontieroil.com. We make our web site content available for informational purposes only. The web site should not be relied upon for investment purposes. We make available on this web site under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.

Overview

The terms “Frontier,” “we” and “our” refer to Frontier Oil Corporation and its subsidiaries. The four significant indicators of our profitability which are reflected and defined in the operating data at the end of this analysis, are the gasoline crack spread, the diesel crack spread, the light/heavy crude oil differential and the WTI/WTS crude oil differential. Other significant factors that influence our results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas prices and maintenance). Under our first-in, first-out (“FIFO”) inventory accounting method, crude oil price trends can cause significant fluctuations in the inventory valuation of our crude oil, unfinished products and finished products, thereby resulting in FIFO inventory gains when crude oil prices increase and FIFO inventory losses when crude oil prices decrease during the reporting period. We typically do not use derivative instruments to offset price risk on our base level of operating inventories. See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of futures trading.
The NYMEX crude oil price began 2007 at $61.05 per barrel and ended the first quarter of 2007 at $65.87 per barrel. During the first three months of 2007, our average gasoline and diesel crack spreads were the highest for a first quarter in our history. Higher demand for gasoline and diesel along with product supply constraints produced higher gasoline and diesel crack spreads.
As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements,” during the fourth quarter of 2006 we changed our accounting method for the costs for planned major maintenance (“turnarounds”) from the accrual method to the deferral method. Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment. Under the deferral method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs. We adopted this new method of accounting for turnarounds in order to adhere to the FSP No. AUG AIR-1 “Accounting for Planned Maintenance Activities,” which prohibits the accrual method of accounting for planned major maintenance activities. We elected to early adopt the FSP during the fourth quarter of 2006. The comparative consolidated financial statements for the three months ended March 31, 2006 have been adjusted to reflect the period specific effects of applying the new accounting principle. Deferred costs related to these turnaround costs are included in our Condensed Consolidated Balance Sheets in “Deferred turnaround costs.” The associated amortization expenses are included in “Refinery operating expenses, excluding depreciation” in our Condensed Consolidated Statements of Income.

Three months ended March 31, 2007 compared with the same period in 2006

Overview of Results

We had net income for the three months ended March 31, 2007 of $74.7 million, or $0.68 per diluted share, compared to net income of $57.4 million, or $0.51 per diluted share, earned in the same period in 2006. Our operating income of $112.7 million for the three months ended March 31, 2007 increased $21.1 million from the $91.6 million for the comparable period in 2006. The average diesel and gasoline crack spreads were higher during the first three months of 2007 ($21.66 and $12.92 per barrel, respectively) than in the first three months of 2006 ($15.51 and $9.22 per barrel, respectively).

Specific Variances

Refined product revenues. Refined product revenues increased $42.6 million, or 4%, from $1.01 billion to $1.05 billion for the three months ended March 31, 2007 compared to the same period in 2006. This increase was due to increased sales volumes (6,083 more bpd) and higher sales prices ($0.35 higher average per sales barrel), which resulted from higher crude oil prices and continued tight product availability.
Manufactured product yields. Manufactured product yields (“yields”) are the volumes of specific materials that are obtained through the distillation of crude oil and the operations of other refinery process units. Yields increased 730 bpd at the Cheyenne Refinery while decreasing 333 bpd at the El Dorado Refinery for the three months ended March 31, 2007 compared to same period in 2006.
Other revenues. Other revenues decreased $6.9 million to a loss of $2.2 million for the three months ended March 31, 2007, compared to income of $4.7 million for the same period in 2006, the primary source of which was $2.3 million in net losses from derivative contracts in the three months ended March 31, 2007 compared to net gains from derivative contracts of $4.7 million for the same period in 2006. See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.
Raw material, freight and other costs. Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the FIFO inventory accounting method. Raw material, freight and other costs increased by $6.4 million, from $833.5 million in the three months ended March 31, 2006, to $839.9 million in the same period for 2007. The increase in raw material, freight and other costs was due to greater overall crude oil charges, a higher percentage of light and intermediate crude oil and decreased crude oil differentials during the three months ended March 31, 2007 when compared to the same period in 2006. For the three months ended March 31, 2007, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $2.0 million after tax ($3.3 million pretax, consisting of a $1.6 million gain at the Cheyenne Refinery and a $1.7 million gain at the El Dorado Refinery). For the three months ended March 31, 2006, we realized an increase in raw material, freight and other costs as a result of inventory losses of approximately $13,000 after tax ($21,000 pretax loss, consisting of a $140,000 loss at the Cheyenne Refinery and a $119,000 gain at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $51.49 per sales barrel for the three months ended March 31, 2007 increased from $50.05 per sales barrel in the same period in 2006 due to higher crude oil charges and a reduced light/heavy crude oil differential, offset by lower average crude oil prices. The light/heavy crude oil differential for the Cheyenne Refinery averaged $13.24 per barrel in the three months ended March 31, 2007 compared to $18.99 per barrel in the same period in 2006.
The El Dorado Refinery raw material, freight and other costs of $55.91 per sales barrel for the three months ended March 31, 2007 decreased from $58.94 per sales barrel in the same period in 2006 due to lower average crude oil prices and lower crude charges offset by reduced crude oil differentials. The WTI/WTS crude oil differential decreased from an average of $6.44 per barrel in the three-month period ended March 31, 2006, to $4.34 per barrel in the same period in 2007. The light/heavy crude oil differential decreased from an average of $24.65 per barrel in the three-month period ended March 31, 2006, to $12.46 per barrel in the same period in 2007.
Refinery operating expenses. Refinery operating expenses, excluding depreciation, includes both the variable costs (including energy and utilities) and the fixed costs (salaries, property taxes, maintenance and other costs) of operating the Refineries. Refinery operating expenses, excluding depreciation, were $71.2 million in the three months ended March 31, 2007 compared to $69.3 million in the comparable period of 2006.
The Cheyenne Refinery operating expenses, excluding depreciation, were $25.0 million in the three months ended March 31, 2007 compared to $23.2 million in the comparable period of 2006. The primary areas of increased costs were in higher salaries and benefits ($1.1 million), additive and chemicals ($552,000), consulting and legal ($456,000) and environmental expenditures ($435,000). Primary areas of reduced costs were due to lower natural gas costs ($905,000) and maintenance ($693,000).
The El Dorado Refinery operating expenses, excluding depreciation, were $46.2 million in the three months ended March 31, 2007, increasing from $46.1 million in the same three-month period of 2006. We experienced lower maintenance costs at the El Dorado Refinery during the three months ended March 31, 2007, compared to the same period in 2006 ($1.0 million), offset by increased costs in natural gas ($370,000), electricity ($306,000) and consulting and legal ($302,000).
Selling and general expenses. Selling and general expenses, excluding depreciation, increased $2.1 million, or 24%, from $8.9 million for the three months ended March 31, 2006 to $11.0 million for the three months ended March 31, 2007, due to an increase in salaries and benefits expense primarily resulting from the issuance of additional stock-based compensation awards in 2007. Stock-based compensation expense was nearly $5.0 million for the three months ended March 31, 2007 compared to $2.2 million for the comparable period in 2006.
Depreciation, accretion and amortization. Depreciation, accretion and amortization increased $2.3 million, or 25%, for the three months ended March 31, 2007 compared to the same period in 2006 because of increased capital investment in our Refineries, including the ultra low sulfur diesel projects placed into service in the second quarter of 2006.
Loss on sale of asset. The $2.0 million loss on sale of asset during the three months ended March 31, 2007 resulted from the buyout and sale of a leased aircraft.
Interest expense and other financing costs. Interest expense and other financing costs of $3.0 million for the three months ended March 31, 2007 increased $521,000, or 21%, from $2.4 million in the comparable period in 2006. The primary components of the increase were a $369,000 increase in facility costs and financing expenses related to the Utexam Master Crude Oil Purchase and Sale Contract entered into in March 2006 (“Utexam Arrangement”), a $253,000 increase in accrued interest expense for income tax contingencies in 2007 and $200,000 less interest was capitalized interest in the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Average debt outstanding decreased to $150.0 million during the three months ended March 31, 2007 from $155.4 million for the same period in 2006 (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income. Interest and investment income increased $2.8 million from $2.5 million in the three months ended March 31, 2006, to $5.3 million in the three months ended March 31, 2007, because we had more cash available to invest and because of higher interest rates on invested cash.
Provision for income taxes. The provision for income taxes for the three months ended March 31, 2007 was $40.3 million on pretax income of $115.0 million (or 35.1%) reflecting a benefit of the “American Jobs Creation Act of 2004” (the “Act”) production activities deduction for manufacturers. The income tax provision for the three months ended March 31, 2007 also included the benefit of a $2.1 million credit for production of ultra low sulfur diesel fuel. Our current estimated effective tax rate excluding both of these benefits is 37.9%. We have $6.3 million of ultra low sulfur diesel tax credits remaining to utilize during the remainder of 2007 to reduce our tax provision. Our provision for income taxes for the three months ended March 31, 2006, was $34.3 million on pretax income of $91.7 million (or 37.5%).

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities. Net cash provided by operating activities was $139.7 million for the three months ended March 31, 2007 compared to net cash used in operating activities of $49.8 million during the three months ended March 31, 2006. Cash flows from working capital changes provided cash during the 2007 period while using cash during the comparable period of 2006. Improved results of operations also increased cash flow. Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Working capital changes provided a total of $17.1 million of cash in the three months ended March 31, 2007 while using $118.6 million of cash in the comparable period in 2006. The most significant component of the working capital change was a decrease in inventories of $27.8 million in 2007 compared to an increase in inventories of $60.7 million in the 2006 comparable period. The increase in inventories during the three months ended March 31, 2006, was due to higher crude oil in-transit inventories, primarily Canadian crude in-transit for the El Dorado Refinery, as well as other increased inventory levels and higher prices. At March 31, 2007, we had $454.5 million of cash and cash equivalents, working capital of $506.6 million and $168.8 million of borrowing base availability for cash borrowings under our $225.0 million revolving credit facility.
Cash flows used in investing activities. Capital expenditures during the first three months of 2007 were $51.9 million, which included approximately $23.2 million for the El Dorado Refinery and $24.4 million for the Cheyenne Refinery. The $23.2 million of capital expenditures for our El Dorado Refinery included $17.5 million for the crude unit and vacuum tower expansion as well as operational, payout, safety, administrative, environmental and optimization projects. The $24.4 million of capital expenditures for our Cheyenne Refinery included approximately $17.1 million for the coker expansion as well as environmental, operational, safety, administrative and payout projects.
We also purchased in February 2007 for approximately $3.0 million (net of current assets received), Ethanol Management Company (“EMC”), a 25,000 bpd products terminal and blending facility.
      Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we have been required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s annual revenues less material costs and operating costs, other than depreciation. The total amount of these contingent payments is capped at $40.0 million, with an annual cap of $7.5 million. Such contingency payments are recorded as an additional acquisition cost when the payment is considered probable and estimable. Payments of $7.5 million each were paid in early 2005, 2006 and 2007, based on 2004, 2005 and 2006 results, and were accrued as of December 31, 2004, 2005 and 2006, respectively. Including the payment made in early 2007, we have paid a total of $30.0 million to date for contingent earn-out payments. Based on the results of operations for the three months ended March 31, 2007, it is probable that a payment will be required in early 2008, and $7.5 million was accrued as of March 31, 2007.
Cash flows used in financing activities. During the three months ended March 31, 2007, we spent $28.3 million to repurchase stock under the authorization of the stock repurchase program discussed below. Treasury stock increased by 45,232 shares ($1.4 million) from stock surrendered by employees or members of the Board of Directors to pay their withholding taxes on stock-based compensation which vested during the first three months of 2007. We also paid $3.3 million in dividends during the three months ended March 31, 2007.
In November 2006, our Board of Directors approved a new $100 million share repurchase program, which replaced all existing repurchase authorizations, and may be utilized for share repurchases in the near term (no shares had been repurchased under this new program as of December 31, 2006). As indicated above, we used $28.3 million to repurchase stock under this program during the three months ended March 31, 2007, leaving a remaining authorization of $71.7 million.  At its April 2007 meeting, our Board of Directors increased the size of our repurchase authorization by $100 million, resulting in $171.7 million remaining available to repurchase shares as of April 28, 2007. During the three months ended March 31, 2007, we issued 118,800 shares of common stock from our treasury stock resulting from stock option exercises by employees and members of our Board of Directors, for which we received $485,000 in cash.
As of March 31, 2007, we had $150.0 million of long-term debt outstanding and no borrowings under our revolving credit facility. We also had $56.2 million of letters of credit outstanding under our revolving credit facility. We were in compliance with the financial covenants of our revolving credit facility as of March 31, 2007. Shareholders’ equity as of March 31, 2007 stood at an all-time high of $824.4 million.
Our Board of Directors declared regular quarterly cash dividends of $0.03 per share in December 2006 and in March 2007, which were paid in January 2007 and April 2007, respectively. The total cash required for the dividend declared in March 2007 was approximately $3.3 million and was included in “Accrued dividends” on the March 31, 2007 Condensed Consolidated Balance Sheet.
Future capital expenditures. Four major capital projects were started in 2006, which we expect to complete in 2007 and 2008. These projects include a $156.0 million crude unit and vacuum expansion with an associated metallurgy upgrade at our El Dorado Refinery and, at our Cheyenne Refinery, a $91.0 million coker expansion and revamp, an $12.3 million new amine unit and an $8.0 million crude fractionation project. The above amounts include estimated capitalized interest. At March 31, 2007, outstanding purchase commitments for the crude unit and vacuum tower expansion project at our El Dorado Refinery were $23.1 million. At our Cheyenne Refinery, the coker expansion project’s outstanding commitments at March 31, 2007 were $10.9 million.
Our Board of Directors approved four additional major capital improvement projects for our El Dorado Refinery which we expect to complete in 2008 and 2009. These projects include an $82.0 million gasoil hydrotreater revamp, an $80.0 million catalytic cracker expansion, a $60.0 million coke drum replacement, and a $36.0 million catalytic cracker regenerator emission control project. The above amounts include estimated capitalized interest. At March 31, 2007, outstanding purchase commitments for all four of these projects totaled $8.7 million. We may experience cost overruns and/or schedule delays on any of these projects because of strong industry demand for material, labor and engineering resources.
Capital expenditures aggregating approximately $337.0 million are currently planned for 2007, and include $207.0 million at our El Dorado Refinery, $121.0 million at our Cheyenne Refinery and $5.0 million for capital expenditures at our Denver and Houston offices, and for our share of crude oil pipeline projects. These capital expenditures for 2007 also include $3.0 million for the acquisition of EMC, mentioned above, and $1.2 million for capital expenditure projects for that facility. The $207.0 million of planned capital expenditures for our El Dorado Refinery includes approximately $74.0 million on the crude unit and vacuum tower expansion, $40.0 million for coke drum replacement, $24.0 million for the catalytic cracker expansion and $31.0 million for a gasoil hydrotreater revamp, as mentioned above, as well as environmental, operational, safety, administrative and payout projects. The $121.0 million of planned capital expenditures for our Cheyenne Refinery includes approximately $59.0 million on the coker expansion, $7.0 million on the new amine plant and $7.0 million on the crude fractionation project, as mentioned above, as well as environmental, operational, safety, administrative and payout projects. Our 2007 capital expenditures will be funded with cash generated by our operations and a portion of our existing cash balance, if necessary.
The crude unit and vacuum tower expansion at the El Dorado Refinery will allow for higher crude charge rates (including a significantly greater percentage of heavy crude oil) and higher gasoline and distillate yields. This project also includes a metallurgical upgrade to the unit which facilitates running high napthenic acid crude oils, a characteristic typical of crude types found in Western Canada, West Africa and the North Sea. This project will likely be brought online in the spring of 2008 during the next planned turnaround for the crude/vacuum unit complex. The coker expansion at the Cheyenne Refinery, which is anticipated to be completed in 2007, will significantly decrease the amount of asphalt produced and increase the amount of higher margin products. The new amine unit at the Cheyenne Refinery is intended to result in improved alkylation unit reliability and provide a partial backup unit if the main amine unit is not operating. The project is expected to be completed and start-up occurring in the latter half of 2007. The crude fractionation project at the Cheyenne Refinery will allow us to improve the recovery of diesel from the crude charged to the Refinery and is expected to be completed in 2007.
The gasoil hydrotreater revamp at the El Dorado Refinery is the key project to achieve gasoline sulfur compliance for our El Dorado Refinery (see Note 8 in the “Notes to Condensed Consolidated Financial Statements”). The project will also result in significant yield improvement for the catalytic cracking unit and is anticipated to be completed in the spring of 2009. The El Dorado Refinery catalytic cracker expansion project includes a revamp component and new technology which will increase charge rate and improve product yields and is also anticipated to be completed in the spring of 2009. The coke drum replacement project for our El Dorado Refinery includes safety and reliability components as well as overall throughput support for the Refinery and is expected to be completed by mid-2008. The El Dorado Refinery catalytic cracker regenerator emission control project, with a spring 2009 estimated completion date, will add a scrubber to improve the environmental performance of the unit, specifically as it relates to flue-gas emissions. This project is necessary to support the catalytic cracking expansion project and to meet a portion of the expected requirements of the EPA Petroleum Refining Initiative (see Note 8 in the “Notes to Condensed Consolidated Financial Statements”).

CONTRACTUAL OBLIGATIONS

The Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertain Tax Positions - An Interpretation of Financial Accounting Standard No. 109, Accounting for Income Taxes” (“FIN 48”) on January 1, 2007. As a result of implementing FIN 48, the Company recognized approximately a $1.0 million increase, including accrued interest, in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At March 31, 2007, the total liability for unrecognized tax benefits was $30.0 million, which included $2.3 million of accrued interest. If the tax positions accrued for are not sustained upon examination, the estimated cash settlement based on statute expiration is $24.5 million in 2009, $5.3 million in 2010 and $200,000 in 2011.

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the three months ended March 31, 2007 and 2006. The statistical information includes the following terms:
•	WTI Cushing crude oil price - the benchmark West Texas Intermediate crude oil priced at Cushing, Oklahoma (ConocoPhillips WTI crude oil posting plus).
•	Charges - the quantity of crude oil and other feedstock processed through Refinery units on a bpd basis.
•	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
•	Gasoline and diesel crack spreads - the average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average WTI Cushing crude oil price.
•	Cheyenne light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and the heavy crude oil delivered to the Cheyenne Refinery.
•	WTI/WTS crude oil differential - the average differential between the WTI Cushing crude oil price and the West Texas sour crude oil priced at Midland, Texas.
•	El Dorado Refinery light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and Canadian heavy crude oil delivered to the El Dorado Refinery.

Consolidated:
	Three Months Ended
	March 31,
	2007	2006
Charges (bpd)
Light crude	41,942	40,304
Intermediate crude	70,509	68,299
Heavy crude	37,582	40,899
Other feed and blendstocks	16,496	16,700
Total	166,529	166,202

Manufactured product yields (bpd)
Gasoline	77,545	83,564
Diesel and jet fuel	61,367	52,627
Asphalt	4,247	5,271
Other	19,507	20,807
Total	162,666	162,269

Total product sales (bpd)
Gasoline	85,436	90,073
Diesel and jet fuel	61,576	50,839
Asphalt	4,695	6,497
Other	19,037	17,252
Total	170,744	164,661

Refinery operating margin information (per sales barrel)
Refined products revenue	$68.33	$67.98
Raw material, freight and other costs (FIFO inventory accounting)	54.65	56.24
Refinery operating expenses, excluding depreciation	4.63	4.68
Depreciation, accretion and amortization	0.72	0.59

Average WTI Cushing crude oil price (per barrel)	$57.27	$62.33
Average gasoline crack spread (per barrel)	12.92	9.22
Average diesel crack spread (per barrel)	21.66	15.51

Average sales price (per sales barrel)
Gasoline	$70.55	$72.90
Diesel and jet fuel	79.58	77.69
Asphalt	35.57	28.09
Other	30.10	28.77

Three Months Ended March 31,	2007	2006
Cheyenne Refinery
Charges (bpd)
Light crude	16,839	12,414
Heavy crude	29,114	32,204
Other feed and blendstocks	1,895	2,536
Total	47,848	47,154

Manufactured product yields (bpd)
Gasoline	20,736	19,601
Diesel	14,685	14,342
Asphalt	4,247	5,271
Other	6,373	6,097
Total	46,041	45,311

Total product sales (bpd)
Gasoline	26,680	25,827
Diesel	13,178	12,780
Asphalt	4,695	6,497
Other	4,063	4,788
Total	48,616	49,892

Refinery operating margin information (per sales barrel)
Refined products revenue	$67.03	$64.37
Raw material, freight and other costs (FIFO inventory accounting)	51.49	50.05
Refinery operating expenses, excluding depreciation	5.71	5.18
Depreciation, accretion and amortization	1.13	0.99

Average light/heavy crude oil differential (per barrel)	$13.24	$18.99
Average gasoline crack spread (per barrel)	12.63	9.32
Average diesel crack spread (per barrel)	23.02	18.28

Average sales price (per sales barrel)
Gasoline	$72.57	$73.69
Diesel	83.55	80.71
Asphalt	35.57	28.09
Other	13.37	19.77

El Dorado Refinery
Charges (bpd)
Light crude	25,103	27,890
Intermediate crude	70,509	68,299
Heavy crude	8,468	8,695
Other feed and blendstocks	14,600	14,164
Total	118,680	119,048

Manufactured product yields (bpd)
Gasoline	56,809	63,963
Diesel and jet fuel	46,682	38,285
Other	13,134	14,710
Total	116,625	116,958

Total product sales (bpd)
Gasoline	58,756	64,245
Diesel and jet fuel	48,399	38,059
Other	14,974	12,464
Total	122,129	114,768

Refinery operating margin information (per sales barrel)
Refined products revenue	$68.85	$69.56
Raw material, freight and other costs (FIFO inventory accounting)	55.91	58.94
Refinery operating expenses, excluding depreciation	4.20	4.46
Depreciation, accretion and amortization	0.56	0.42

WTI/WTS crude oil differential (per barrel)	$4.34	$6.44
Average light/heavy crude oil differential (per barrel)	12.46	24.65
Average gasoline crack spread (per barrel)	13.05	9.18
Average diesel crack spread (per barrel)	21.29	14.58

Average sales price (per sales barrel)
Gasoline	$69.63	$72.58
Diesel and jet fuel	78.50	76.67
Other	34.65	32.23

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Changing Prices. Our earnings and cash flows and estimates of future cash flows are sensitive to changes in energy prices. The prices of crude oil and refined products have fluctuated substantially in recent years. These prices depend on many factors, including the overall demand for crude oil and refined products, which in turn depend on, among other factors, general economic conditions, the level of foreign and domestic production of crude oil and refined products, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels, the extent of government regulations and global market dynamics. The prices we receive for refined products are also affected by factors such as local market conditions and the level of operations of other refineries in our markets. The prices at which we can sell gasoline and other refined products is strongly influenced by the price of crude oil. Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products. The timing of the relative movement of the prices, however, can impact profit margins, which could significantly affect our earnings and cash flows.
Under our FIFO inventory accounting method, crude oil price movements can cause significant fluctuations in the valuation of our crude oil, unfinished products and finished products inventories, resulting in inventory gains when crude oil prices increase and inventory losses when crude oil prices decrease during the reporting period.

Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on future production. Gains or losses on commodity derivative contracts accounted for as hedges are recognized in the Condensed Consolidated Statements of Income as “Raw material, freight and other costs” or “Refinery operating expenses, excluding depreciation” when the associated transactions are consummated, while gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” in the Condensed Consolidated Statements of Income at each period end. See Note 7 “Price Risk Management Activities” in the “Notes to Condensed Consolidated Financial Statements.”

Interest Rate Risk. Borrowings under our revolving credit facility bear a current market rate of interest. A one percent increase or decrease in the interest rates on our revolving credit facility would not significantly affect our earnings or cash flows. Our $150.0 million principal of 6⅝% Senior Notes that were outstanding at March 31, 2007, and due 2011, have a fixed interest rate. Thus, our long-term debt is not exposed to cash flow risk from interest rate changes. Our long-term debt, however, is exposed to fair value risk. The estimated fair value of our 6⅝% Senior Notes at March 31, 2007 was $149.6 million.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings - See Note 9 in the Notes to Condensed Consolidated Financial Statements.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds - (c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans(2)
January 1, 2007 to January 31, 2007	540,200	$26.462	540,200	$85,705,308
February 1, 2007 to February 28, 2007	-	-	-	85,705,308
March 1, 2007 to March 31, 2007	461,000	30.339	461,000	71,718,926
Total first quarter	1,001,200	$28.247	1,001,200	$71,718,926

(1) Shares were purchased under a stock repurchase program authorized by the Board of Directors in November 2006 to utilize up to $100 million for share repurchases. The program has no expiration date but may be terminated by the Board of Directors at any time. No shares were purchased during the periods shown other than through publicly-announced programs. In April 2007, our Board of Directors authorized the utilization of up to an additional $100 million for share repurchases.
(2) Shares shown in this column reflect approximate dollar value of shares remaining which may be repurchased under the stock repurchase program referenced in note 1 above.

ITEM 4.	Submission of Matters to a Vote of Security Holders - None.

ITEM 6.
Exhibits -

10.1 - Form of 2007 Stock Unit/Restricted Stock agreement.

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

Date: May 9, 2007