Form 10-Q
period 2007-06-30
FRONTIER OIL CORP /NEW/
filed 2007-08-08
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
(Check one)
Large accelerated filer  ☑       Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐      No  ☑

Registrant’s number of common shares outstanding as of August 3, 2007:  107,138,518

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006 As Adjusted (Note 2)	2007	2006 As Adjusted (Note 2)

Revenues:
Refined products	$2,481,194	$2,322,709	$1,431,138	$1,315,246
Other	1,389	4,850	3,562	120
	2,482,583	2,327,559	1,434,700	1,315,366

Costs and expenses:
Raw material, freight and other costs	1,804,805	1,829,095	964,940	995,608
Refinery operating expenses, excluding depreciation	140,977	139,881	69,814	70,547
Selling and general expenses, excluding depreciation	24,615	21,729	13,583	12,815
Depreciation, accretion and amortization	23,193	18,908	12,070	10,041
Loss on sale of asset	2,028	-	-	-
	1,995,618	2,009,613	1,060,407	1,089,011

Operating income	486,965	317,946	374,293	226,355

Interest expense and other financing costs	4,948	5,282	1,992	2,847
Interest and investment income	(11,647)	(6,456)	(6,320)	(3,910)
	(6,699)	(1,174)	(4,328)	(1,063)

Income before income taxes	493,664	319,120	378,621	227,418
Provision for income taxes	175,181	115,903	134,858	81,554
Net income	$318,483	$203,217	$243,763	$145,864

Basic earnings per share of common stock	$2.93	$1.81	$2.26	$1.30

Diluted earnings per share of common stock	$2.90	$1.80	$2.23	$1.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
June 30, 2007 and December 31, 2006	2007	2006
	(in thousands except share data)
ASSETS
Current assets:
Cash, including cash equivalents of $518,392 and $377,491 in 2007 and 2006, respectively	$530,321	$405,479
Trade receivables, net of allowance of $500 in both years	180,809	135,111
Other receivables	2,635	2,351
Inventory of crude oil, products and other	381,198	374,576
Deferred tax assets	4,582	3,237
Other current assets	10,277	18,462
Total current assets	1,109,822	939,216
Property, plant and equipment, at cost:
Refineries and pipelines	978,843	802,498
Furniture, fixtures and other equipment	11,251	11,084
	990,094	813,582
Less - accumulated depreciation and amortization	297,134	276,777
	692,960	536,805

Deferred turnaround costs	36,086	24,640
Deferred catalyst costs	7,801	6,386
Deferred financing costs, net of amortization of $2,141 and $1,742 in 2007 and 2006, respectively	2,353	2,752
Commutation account	6,290	7,290
Prepaid insurance, net of amortization	1,514	2,120
Other intangible asset, net of amortization of $316 and $264 in 2007 and 2006, respectively	1,264	1,316
Other assets	3,407	3,400
Total assets	$1,861,497	$1,523,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$441,633	$390,019
Accrued income taxes	87,104	4,557
Contingent income tax liabilities	-	28,271
Accrued interest	2,504	2,541
Accrued El Dorado Refinery contingent earn-out payment	7,500	7,500
Accrued dividends	5,756	3,486
Accrued liabilities and other	25,784	23,324
Total current liabilities	570,281	459,698

Long-term debt	150,000	150,000
Contingent income tax liabilities	30,990	-
Post-retirement employee liabilities	28,557	28,090
Other long-term liabilities	15,732	16,376
Deferred income taxes	98,735	93,907

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 180,000,000 shares authorized, 131,880,356 and 134,509,256 shares issued in 2007 and 2006, respectively	57,736	57,802
Paid-in capital	197,345	181,386
Retained earnings	926,969	719,802
Accumulated other comprehensive income	256	256
Treasury stock, at cost, 24,288,079 and 24,164,808
shares in 2007 and 2006, respectively	(215,104)	(183,392)
Total shareholders’ equity	967,202	775,854
Total liabilities and shareholders’ equity	$1,861,497	$1,523,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the six months ended June 30,
	2007	2006 As Adjusted (Note 2)
	(in thousands)
Cash flows from operating activities:
Net income	$318,483	$203,217
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, accretion and amortization	29,532	25,361
Deferred income taxes	2,158	6,018
Stock-based compensation expense	12,090	7,599
Excess income tax benefits of share-based compensation	(4,520)	(4,876)
Deferred financing cost	399	398
Loss on sale of asset	2,028	-
Amortization of long-term prepaid insurance	606	606
Long-term commutation account	1,000	1,780
Increase in long-term accrued liabilities	28,931	7,132
Changes in deferred costs and other assets	(19,207)	(14,927)
Changes in working capital from operations	37,275	(70,251)
Net cash provided by operating activities	408,775	162,057

Cash flows from investing activities:
Additions to property, plant and equipment	(146,376)	(67,301)
El Dorado Refinery contingent earn-out payment	(7,500)	(7,500)
Other acquisitions	(2,995)	-
Proceeds from sale of assets	2,290	-
Net cash used in investing activities	(154,581)	(74,801)

Cash flows from financing activities:
Proceeds from issuance of common stock	947	2,206
Purchase of treasury stock	(128,195)	(39,542)
Dividends paid	(6,617)	(60,841)
Excess income tax benefits of share-based compensation	4,520	4,876
Other	(7)	(6)
Net cash used in financing activities	(129,352)	(93,307)
Increase (decrease) in cash and cash equivalents	124,842	(6,051)
Cash and cash equivalents, beginning of period	405,479	356,065
Cash and cash equivalents, end of period	$530,321	$350,014

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, excluding capitalized interest	$4,024	$3,592
Cash paid during the period for income taxes	84,465	54,210

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

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Basic	108,627,185	112,290,201	108,007,744	112,390,030
Diluted	109,877,280	113,210,753	109,304,252	113,335,964

For the six months and three months ended June 30, 2007, there were no outstanding stock options that could potentially dilute EPS in future years that were not included in the computation of diluted EPS.  For the six months and three months ended June 30, 2006, 493,226 outstanding stock options that could potentially dilute EPS in future years were not included in the computation of diluted EPS.
The Company’s Board of Directors declared quarterly cash dividends of $0.03 per share in December 2006 and March 2007, which were paid in January 2007 and April 2007, respectively.  In April 2007, the Company announced an increase in the regular quarterly cash dividend to $0.05 per share ($0.20 annualized) and declared a quarterly cash dividend of $0.05 per share to shareholders of record on June 29, 2007, which was paid in July 2007.  The total cash required for the dividend paid in July 2007 was approximately $5.3 million and was reflected in “Accrued dividends” (which also includes dividends on stock-based compensation which is not paid until vested) on the Condensed Consolidated Balance Sheet as of June 30, 2007.

New accounting pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions – An Interpretation of FAS No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for income taxes recognized and presents guidance on a recognition threshold and measurement for the financial statements and tax position taken or expected to be taken in a tax return.  Tax positions are evaluated in accordance with FIN 48 in a two-step process.  The Company determines whether a tax position is more likely than not (greater than 50 percent) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Company then determines the amount of benefit to recognize. The tax position is measured at the largest amount of benefit likely of being realized upon ultimate settlement only for benefits that are greater than 50 percent likely to be sustained.
The Company files U.S. Federal and various state income tax returns.  The Company has not been subject to U.S. Federal, state and local, or non-U.S. income tax examinations by tax authorities for years prior to and including 2006, with few exceptions.  As of June 30, 2007, no taxing authority has proposed any significant adjustments to the Company's tax positions.  The Company has no significant current tax examinations in process.
The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company reviewed all open tax years for all jurisdictions, primarily U.S. Federal and the states of Kansas, Colorado and Nebraska for the years 2003 through 2006.  As a result of the implementation of FIN 48, the Company recognized approximately a $1.0 million increase, including accrued interest, in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  In connection with the adoption of FIN 48, previously recognized contingent income tax liabilities under Financial Accounting Standard (“FAS”) No. 5, “Accounting for Contingencies” ($28.3 million at December 31, 2006) were reclassified from a current liability to a long-term liability.  Through the period ending June 30, 2007, there have been no material changes to the liability.  The total contingent income tax liabilities and accrued interest of $31.0 million is reflected in the Condensed Consolidated Balance Sheet as of June 30, 2007 in “Contingent income tax liabilities.”  The Company has no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  The total amount of unrecognized tax benefits at June 30, 2007 that, if recognized, would affect the effective tax rate is $4.3 million.  Furthermore, the Company does not reasonably expect the total amounts of unrecognized tax benefits to significantly increase or decrease within the next 12 months.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in interest expense.  During the six months and three months ended June 30, 2007, the Company recognized approximately $1.1 million and $623,000, respectively, in interest expense on contingent income tax liabilities.  During the six months and three months ended June 30, 2006, the Company recognized approximately $623,000 and $379,000, respectively, in interest expense on contingent income tax liabilities.  The Company has not recorded any penalties.  The Company had approximately $2.9 million and $1.7 million in accrued interest on income tax contingencies at June 30, 2007 and December 31, 2006, respectively.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” which establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.  FAS No. 157 states that fair value is “the price that would be received to sell the asset or paid to transfer the liability (an exit price), not the price that would be paid to acquire the asset or received to assume the liability (an entry price).”  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is currently evaluating the effect that this statement will have on the Company’s financial statements and any other factors influencing its overall business environment, but does not believe that it will have a material effect on its financial statements.
The Emerging Issues Task Force (“EITF”) of the FASB ratified EITF Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”) on June 27, 2007.  In a stock-based compensation arrangement, employees may be entitled to dividends during the vesting period for nonvested shares or share units and until the exercise date for stock options.  These dividend payments generally can be treated as a deductible compensation expense for income tax purposes, thereby generating an income tax benefit for the employer.  At issue was how such a realized benefit should be recognized in the financial statements.  The EITF reached a conclusion that an entity should recognize the realized tax benefit as an increase in additional paid-in capital (“APIC”) and that the amount recognized in APIC should be included in the pool of excess tax benefits available to absorb tax deficiencies on stock-based payment awards.  EITF 06-11 will be effective prospectively for the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007.  The Company is currently evaluating the effect that this EITF will have on its financial statements, but does not believe that it will have a material effect on its financial statements.
On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, an amendment of FASB Interpretation No. 39.  This FSP amends paragraph 3 of Interpretation 39 to replace the terms conditional contracts and exchange contracts with the term derivative instruments as defined in FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  It also amended paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with the paragraph.  The guidance in this FSP is effective for fiscal years beginning after November 15, 2007 and an entity must recognize the effects of applying this FSP as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The Company is still evaluating the aspects of this FSP, but does not believe it will have a material effect on its financial statements.

2.	Change in Accounting Principle – Turnarounds

During the fourth quarter of 2006, the Company changed its accounting method for the costs of turnarounds from the accrual method to the deferral method.  Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment.  Under the deferral accounting method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs.  The new method of accounting for turnarounds was adopted in order to adhere to FSP No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities.  The Company elected to early adopt the FSP in the fourth quarter of 2006.  The comparative financial statements for the six months and three months ended June 30, 2006 have been adjusted to apply the new method retrospectively. These deferred costs are included in the Company’s Condensed Consolidated Balance Sheets in “Deferred turnaround costs.”  The amortization expenses are included in “Refinery operating expenses, excluding depreciation” in the Company’s Condensed Consolidated Statements of Income.  The amortization expenses are included in the Company’s Condensed Consolidated Statements of Cash Flows in “Depreciation, accretion and amortization.”  The following condensed consolidated financial statement line items for the six months and three months ending June 30, 2006 were affected by the change in accounting principle.

	Six Months Ended June 30, 2006			Three Months Ended June 30, 2006
	As Originally Reported	As Adjusted	Change	As Originally Reported	As Adjusted	Change
	(in thousands)
Condensed Consolidated Statements of Income:
Refinery operating expenses, excluding depreciation	$143,515	$139,881	$(3,634)	$74,611	$70,547	$(4,064)

Income before income taxes	315,486	319,120	3,634	223,354	227,418	4,064
Provision for income taxes	114,524	115,903	1,379	80,012	81,554	1,542
Net income	$200,962	$203,217	$2,255	$143,342	$145,864	$2,522

Basic earnings per share	$1.79	$1.81	$0.02	$1.28	$1.30	$0.02

Diluted earnings per share	$1.78	$1.80	$0.02	$1.26	$1.29	$0.03

Condensed Consolidated Statements of Cash Flows:
Net income	$200,962	$203,217	$2,255
Adjustments to reconcile net income to net income from operating activities:
Depreciation, accretion andamortization	18,908	25,361	6,453
Deferred income taxes	4,639	6,018	1,379
Changes in deferred costs and otherassets	(5,218)	(14,927)	(9,709)
Increase in long-term accrued liabilities	9,839	7,132	(2,707)
Changes in working capital fromoperations	(72,580)	(70,251)	2,329

Net cash provided by operating activities	$162,057	$162,057	$-

3.      Inventories

Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first-in, first-out (“FIFO”) basis or market.  Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost.  Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned.  These include unfinished gasoline and diesel, blend stocks and other feedstocks.  Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products.  Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values.  Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts.  The net exchange balance is included in inventory.  Inventories of materials and supplies and process chemicals are recorded at the lower of average cost or market.  Crude oil inventories, unfinished product inventories and finished product inventories are used to secure financing for operations under the Company’s revolving credit facility.  The components of inventory as of June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)
Crude oil	$162,385	$182,215
Unfinished products	103,517	84,682
Finished products	96,262	89,457
Process chemicals	900	1,009
Repairs and maintenance supplies and other	18,134	17,213
	$381,198	$374,576

4.      Treasury Stock

The Company accounts for its treasury stock under the cost method on a FIFO basis.  In November 2006, the Company’s Board of Directors approved a $100 million share repurchase program, which replaced all existing repurchase authorizations, and was utilized for share repurchases in the six months ended June 30, 2007 (no shares had been repurchased under this new program as of December 31, 2006).  On April 24, 2007, the Company announced a $100 million increase to the existing $100 million share repurchase authorization.  During the six months ended June 30, 2007, the Company purchased 3,630,100 shares ($129.9 million) in open market transactions, of which $6.4 million settled in early July 2007.  At June 30, 2007, the remaining authorization for repurchases was $70.1 million.  The shares of stock which were purchased during the second quarter of 2007 were canceled instead of being held as treasury stock.  Thus 2,628,900 shares ($101.6 million) were canceled resulting in a reduction of common stock of $66,000 and retained earnings by $101.5 million as of June 30, 2007.  Subsequent to June 30, 2007 through August 6, 2007, the Company purchased an additional 464,300 shares ($20.0 million) in open market transactions under the share repurchase authorizations.
During the six months ended June 30, 2007, the Company received 1,809 shares ($55,000) of its common stock, now held as treasury stock, from employees in stock swaps where mature stock is surrendered by the employees to exercise their stock options, as provided for by the Company’s stock-based compensation plan.  The Company also received during the six months ended June 30, 2007, 121,127 shares ($4.7 million) of its common stock, now held as treasury stock, from employees to cover withholding taxes on stock-based compensation.  As of June 30, 2007, the Company had 24,288,079 shares of treasury stock.

5.      Stock-based Compensation

Stock-based compensation costs and income tax benefits recognized in the Condensed Consolidated Statements of Income for the six months and three months ended June 30, 2007 and 2006 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Restricted shares and units	$3,876	$4,728	$1,844	$2,495
Stock options	1,066	958	505	722
Performance-based awards	7,148	1,823	4,197	1,823
Stock grant to retiring executive (3,030 shares)	-	90	-	-
Total stock-based compensation expense	$12,090	$7,599	$6,546	$5,040

Income tax benefit recognized in the income statement	$4,594	$2,888	$2,487	$1,915

Omnibus Incentive Compensation Plan.  The Company’s Omnibus Incentive Compensation Plan (the “Plan”) is a broad-based incentive plan that provides for granting stock options, stock appreciation rights (“SAR”), restricted stock awards, performance awards, stock units, bonus shares, dividend equivalent rights, other stock-based awards and substitute awards (“Awards”) to employees, consultants and non-employee directors of the Company.  As of June 30, 2007, 6,147,886 shares were available to be awarded under the Plan assuming maximum payout is achieved on the performance awards made in 2007 (see “Performance Awards” below).  For purposes of determining compensation expense, forfeitures are estimated at the time Awards are granted based on historical average forfeiture rates and the group of individuals receiving those Awards. The Plan provides that the source of shares for Awards may be either newly issued shares or treasury shares.  For the six months ended June 30, 2007, treasury shares were re-issued for restricted stock awards and for shares issued due to the exercise of stock options.  As of June 30, 2007, there was $29.9 million of total unrecognized compensation cost related to Awards issued under the Plan, including costs for stock options, restricted stock, restricted stock units and performance-based awards.  This amount is expected to be recognized as expense over a weighted-average period of 2.3 years.

Stock Options.  Stock option changes during the six months ended June 30, 2007 are presented below:

	Number of Awards	Weighted-Average Exercise Price	Aggregate Intrinsic Value of Options (in thousands)
Outstanding at beginning of period	1,032,126	$16.3104
Granted	-	-
Exercised or issued	(226,498)	5.2306
Expired or forfeited	(7,398)	29.3850
Outstanding at end of period	798,230	19.3331	$19,506
Vested or expected to vest at end of period	787,311		$19,349
Exercisable at end of period	433,867	10.8914	$14,265

The Company received $947,000 of cash for stock options exercised during the six months ended June 30, 2007.  The total intrinsic value of stock options exercised during the six months ended June 30, 2007 was $7.2 million.  The Company realized $2.7 million and $4.3 million of income tax benefit, nearly all of which was excess income tax benefit, for the six months ended June 30, 2007 and 2006, respectively, related to exercises of stock options.  Excess income tax benefits are the benefits from additional deductions allowed for income tax purposes in excess of expenses recorded in the financial statements.  These excess income tax benefits are recorded as an increase to paid-in capital, and the majority of these amounts are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes information about stock options outstanding at June 30, 2007:

Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Exercise Price	Exercisable
478,030	3.82	$ 29.3850	113,667
105,000	1.65	4.6625	105,000
215,200	0.64	4.1625	215,200

Restricted Shares and Restricted Stock Units.  The following table summarizes the changes in the Company’s restricted shares and restricted stock units during the six months ended June 30, 2007:

Restricted Share Awards	Shares/Units	Weighted-Average Grant-Date Market Value
Nonvested at January 1, 2007	713,026	$18.5465
Granted	127,762	30.3280
Conversion of stock unit awards	657,232	29.3850
Vested	(356,915)	24.6110
Forfeited	(15,911)	26.4320
Nonvested at June 30, 2007	1,125,194	24.1799

The total fair value of restricted shares and restricted stock units which vested during the six months ended June 30, 2007 was $13.8 million, and the Company realized $5.2 million of income tax benefit related to these vestings, of which $1.9 million was excess income tax benefit.  The total fair value of restricted shares and restricted stock units which vested during the six months ended June 30, 2006 was $4.1 million, and the Company realized $1.6 million of income tax benefit related to these vestings, of which $740,000 was excess income tax benefit.
In February 2007, following certification by the Compensation Committee of the Company’s Board of Directors that specified performance criteria had been achieved for the year ended December 31, 2006, the Company issued 657,232 shares of restricted stock in connection with the April 2006 grant of performance stock unit awards.  One-third of this restricted stock vested on June 30, 2007, one-third will vest on June 30, 2008 and the final one-third will vest on June 30, 2009. The Company issued 30,800 restricted stock units to its Board of Directors on January 31, 2007, which will vest on December 31, 2007.  In the six months ended June 30, 2007, 96,962 shares of restricted stock were issued to employees, which will vest 25% in March 2008, 25% in March 2009 and the final 50% in March 2010.

Performance Awards.  In the six months ended June 30, 2007, the Company issued 371,347 performance stock unit awards which could result in up to 125% of that amount in stock being issued should specified performance criteria be met for 2007.  The Company also issued 185,653 performance stock unit awards which could result in up to 125% of that amount in stock being issued should performance criteria be met for a three-year period ending December 31, 2009.  When common stock dividends are declared by the Company’s Board of Directors, dividend equivalents (on the stock unit awards) and dividends (once the stock unit awards are converted to restricted stock) are accrued but are not paid until the restricted stock vests.  The stock unit awards are valued at the market value at the date of grant and amortized to compensation expense on a straight-line basis over the nominal vesting period, adjusted for retirement-eligible employees, as required under FAS No. 123(R).

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
The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery.  Eligible employees are employees hired by the Refinery before certain defined dates and who satisfy certain age and service requirements.  Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare.  Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans are unfunded as of June 30, 2007.  The post-retirement healthcare plan requires retirees to pay between 20% and 40% of total healthcare costs based on age and length of service.  The plan’s prescription drug benefits are at least equivalent to Medicare Part D benefits.  Post-retirement healthcare benefits provided for Medicare eligible retirees were reduced effective December 31, 2006 to levels stipulated at the time of the El Dorado Refinery acquisition.
The following table sets forth the net periodic benefit costs recognized for these benefit plans in the Company’s Condensed Consolidated Statements of Income for the six months and three months ended June 30, 2007 and 2006:

	Six Months Ended June 30,		Three Months Ended June 30,
Pension Benefits	2007	2006	2007	2006
	(in thousands)
Service cost	$-	$-	$-	$-
Interest cost	284	272	142	136
Expected return on plan assets	(372)	(335)	(186)	(168)
Amortization of plan amendments	-	-	-	-
Recognized net actuarial loss	-	-	-	-
Net periodic benefit cost	$(88)	$(63)	$(44)	$(32)

	Six Months Ended		Three Months Ended
Post-retirement healthcare and	June 30,		June 30,
other benefits	2007	2006	2007	2006
	(in thousands)
Service cost	$376	$627	$188	$314
Interest cost	805	1,128	403	564
Expected return on plan assets	-	-	-	-
Amortization of plan amendments	(938)	-	(469)	-
Recognized net actuarial loss	568	742	284	371
Net periodic benefit cost	$811	$2,497	$406	$1,249

As of June 30, 2007, the Company had contributed $174,206 to its cash balance pension plan in 2007, and it is not required to contribute any amount in the remainder of 2007.

7.      Price Risk Management Activities

The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production.  The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with creditworthy counterparties.  The Company believes that there is minimal credit risk with respect to its counterparties.  The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As such, gains or losses on commodity derivative contracts accounted for as hedges are recognized in the related inventory in “Inventory of crude oil, products and other” on the Condensed Consolidated Balance Sheets and ultimately, when the inventory is charged or sold, in “Raw material, freight and other costs” on the Condensed Consolidated Statements of Income.  Gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” on the Condensed Consolidated Statements of Income at each period end.  The Company has derivative contracts which it holds directly and also derivative contracts, in connection with its crude oil purchase and sale contract, held on Frontier’s behalf by Utexam Limited (“Utexam”), a wholly-owned subsidiary of BNP Paribas Ireland.  The market value of open derivative contracts is included on the Condensed Consolidated Balance Sheets in “Accrued liabilities and other” when the unrealized value is a loss ($5.9 million at June 30, 2007), or in “Other current assets” when the unrealized value is a gain ($2.5 million at December 31, 2006.)

Mark-to-market activities
During the six months ended June 30, 2007 and 2006, the Company (directly or indirectly) had the following derivative activities which, while economic hedges, were not accounted for as hedges and whose gains or losses are reflected in “Other revenues” on the Condensed Consolidated Statements of Income:

•
Crude purchases in-transit.  As of June 30, 2007, the Company had open derivative contracts held on Frontier’s behalf by Utexam on 186,000 barrels of crude oil to hedge in-transit Canadian crude oil costs.  As of June 30, 2007, these positions had unrealized losses of $535,000.  During the six months ended June 30, 2007 and 2006, the Company reported in “Other revenues” $1.8 million and $1.9 million in net gains, respectively, on positions to hedge in-transit crude oil, mainly Canadian crude oil for the El Dorado Refinery.  During the three months ended June 30, 2007 and 2006, the Company reported in “Other revenues” $742,000 and $518,000, in net gains, respectively, on positions to hedge in-transit crude oil, mainly Canadian crude oil for the El Dorado Refinery.

•
Derivative contracts on crude oil to hedge excess intermediate, normal butane, finished product and excess crude oil inventory for both the Cheyenne and El Dorado Refineries.  As of June 30, 2007, the Company had open derivative contracts on 2.1 million barrels of crude oil to hedge crude oil, intermediate and finished product inventories.  At June 30, 2007, these positions had net unrealized losses of $5.4 million.  During the six months ended June 30, 2007 and 2006, the Company reported in “Other revenues” $5.5 million and $2.7 million, respectively, in net losses on these types of positions.  During the three months ended June 30, 2007 and 2006, the Company reported in “Other revenues” $2.2 million and $2.7 million, respectively, in net losses on these types of positions.

Hedging activities
During the six months ended June 30, 2007, the Company had no derivative contracts that were designated and accounted for as hedges.
During the six months ended June 30, 2006, the Company had the following derivatives which were appropriately designated and accounted for as hedges:

•
Crude purchases in-transit.  During the six months ended June 30, 2006, the Company recorded $10.7 million in net losses on derivative contracts to hedge in-transit Canadian crude oil, primarily for the El Dorado Refinery, of which $12.9 million increased crude costs (“Raw material, freight and other costs”), $1.9 million increased the associated crude oil or crude oil intransit inventories and $4.1 million increased income and was reflected in “Other revenues” in the Condensed Consolidated Statements of Income for the ineffective portion of these hedges.  During the three months ended June 30, 2006, the Company recorded $6.2 million in net losses on derivative contracts to hedge in-transit Canadian crude oil, primarily for the El Dorado Refinery, of which $12.4 million increased crude costs (“Raw material, freight and other costs”), $5.1 million decreased the associated crude oil or crude oil intransit inventories and $1.1 million increased income and was reflected in “Other revenues” in the Condensed Consolidated Statements of Income for the ineffective portion of these hedges.

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
The Environmental Protection Agency (“EPA”) has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continues through 2008, with special provisions for small business refiners such as Frontier.  As allowed by subsequent regulation, Frontier elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until 2011 by complying with the highway ultra low diesel sulfur standard by June 2006.  The Cheyenne Refinery has spent approximately $28.9 million (including capitalized interest) to meet the interim gasoline sulfur standard, which was required by January 1, 2004.  The Company expects to incur an additional $9.0 million in estimated costs to meet the final standard, and spend an additional $6.0 million for facilities to handle intermediate inventories at the Cheyenne Refinery between 2008 and 2010.  Total capital expenditures estimated as of June 30, 2007 for the El Dorado Refinery to comply with the final gasoline sulfur standard are approximately $83.0 million, including capitalized interest, and are expected to be incurred between 2007 and 2009.  Substantially all of the estimated $83.0 million of expenditures relates to the Company’s El Dorado Refinery gasoil hydrotreater revamp project.  The gasoil hydrotreater revamp project will address most of the El Dorado Refinery’s modifications needed to achieve gasoline sulfur compliance, and the Company anticipates this project will provide a substantial economic benefit.
On June 29, 2004, the EPA promulgated regulations designed to reduce emissions from the combustion of diesel fuel in non-road applications such as mining, agriculture, locomotives and marine vessels.  Prior to June 30, 2006, the Company manufactured and sold approximately 6,000 bpd of non-road diesel fuel from the El Dorado Refinery.  Small refiners, such as Frontier, are allowed to either postpone the new sulfur limits or, if the small refiner chooses to meet the new limit on the national schedule, to increase their gasoline sulfur limits by 20%.  Frontier chose to install equipment to desulfurize all of its diesel fuel, including non-road, to the 15 parts per million (“ppm”) sulfur standard by June 2006, resulting in early compliance with the non-road diesel standard.
The Company had available to sell or use at its El Dorado Refinery 68,672 gasoline sulfur credits at December 31, 2006 generated by its Cheyenne Refinery as a result of the Cheyenne Refinery producing gasoline at a lower sulfur content than the small refiner EPA requirement.  In the second quarter of 2007, Frontier sold 34,748 of the 68,672 available sulfur credits for total proceeds of $4.8 million recorded in “Other revenue” on the Condensed Consolidated Statements of Income.
The EPA has embarked on a Petroleum Refining Initiative (“Initiative”) alleging industry-wide noncompliance with certain longstanding regulatory programs.  These programs are:
•	New Source Review (“NSR”) – a program requiring permitting of certain facility modifications,
•	New Source Performance Standards – a program establishing emission standards for new emission sources as defined in the regulations,
•	Benzene Waste National Elimination System for Hazardous Air Pollutants (“NESHAPS”) – a program limiting the amount of benzene allowable in industrial wastewaters, and
•	Leak Detection and Repair (“LDAR”) – a program designed to control hydrocarbon emissions from refinery pipes, pumps and valves.
The Initiative has caused many refiners to enter into consent decrees typically requiring substantial expenditures for penalties and additional pollution control equipment.  In anticipation of such a consent decree, the Company has undertaken certain modifications at each of the Company’s refineries.  At the Cheyenne Refinery, the Company has spent $4.6 million on the flare system which was completed in 2006.  At the El Dorado Refinery, through June 30, 2007, the Company had incurred $3.8 million, and it expects to spend an additional $900,000 during the second half of 2007 to complete the flare system.  Settlement negotiations with the EPA and state regulatory agencies regarding additional regulatory issues associated with the Initiative are underway.  The Company now estimates that, in addition to the flare gas recovery systems discussed above, capital expenditures totaling approximately $47 million at the Cheyenne Refinery and $67 million at the El Dorado Refinery ($3.4 million of the $67 million had been incurred as of June 30, 2007) will be required prior to 2015 to satisfy these issues.  Notwithstanding these anticipated legal settlements, many of these same expenditures would be required for the Company to implement its planned facility expansions.  In addition to the capital costs described above, the EPA has proposed a civil penalty in the amount of $1.9 million at June 30, 2007, to be discounted for a related $100,000 penalty and associated supplemental environment project (“SEP”) paid to the State of Wyoming in 2005 and further offset up to 50 percent by the completion of mutually agreed upon additional SEPs.  The Company has made an accrual for the adjusted estimated penalty at June 30, 2007 and expects a final settlement of this issue before the end of 2007.
The EPA has promulgated regulations to enact the provisions of the Energy Policy Act of 2005 regarding the mandated blending of renewable fuels in gasoline.  The Act requires gasoline refiners, blenders and importers, as a group, to blend increasing amounts of ethanol in the country’s gasoline supply, beginning in 2006 with 4.0 billion gallons and escalating to 7.5 billion gallons in 2012.  The Company, as a small refiner, will be exempt until 2012 from these requirements.
On February 26, 2007, the EPA promulgated regulations limiting the amount of benzene in gasoline.  These regulations take effect for large refiners on January 1, 2011 and for small refiners, such as Frontier, on January 1, 2015.  While not yet estimated, the Company anticipates that potentially material capital expenditures may be necessary to achieve compliance with the new regulation at its Cheyenne Refinery.  Gasoline manufactured at the El Dorado Refinery typically contains benzene concentrations near the new standard.  The Company therefore believes that necessary compliance expenditures at the El Dorado Refinery will be substantially less than at its Cheyenne Refinery.
As is the case with companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that the Company may have manufactured, handled, used, released or disposed.

Cheyenne Refinery.  The Company is party to an agreement with the State of Wyoming requiring investigation and interim remediation actions at the Cheyenne Refinery’s property that may have been impacted by past operational activities.  As a result of past and ongoing investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects totaling approximately $4.0 million.  In addition, the Company estimates that an ongoing groundwater remediation program will be required for approximately ten more years.  As of June 30, 2007 and December 31, 2006, the Company had a reserve included on the Condensed Consolidated Balance Sheets in “Accrued liabilities and other” and “Other long-term liabilities” of $2.0 million for environmental liabilities reflecting the estimated present value of these expenditures ($250,000 annual cost for 10 years assuming a 3% inflation rate and discounted at a rate of 7.0%).  In addition to this reserve, the Company had accrued a total of $4.9 million as of June 30, 2007 ($459,000 in “Accrued liabilities and other” and $4.4 million in “Other long-term liabilities”) and $5.0 million as of December 31, 2006 (included in “Other long-term liabilities”), for the cleanup of a waste water treatment pond located on land historically leased from an adjacent landowner.  The Company allowed the lease to expire and ceased use of the pond on the scheduled expiration date of June 30, 2006.  The waste water pond will be cleaned up pursuant to the aforementioned agreement with the State of Wyoming. Depending upon the results of the ongoing investigation, or by a subsequent administrative order or permit, additional remedial action and costs could be required.
The Company has completed the negotiation of a settlement of a Notice of Violation (“NOV”) from the Wyoming Department of Environmental Quality alleging non-compliance with certain refinery waste management requirements.  The Company has estimated that the capital cost for required corrective measures will be approximately $1.5 million.  In addition, the Company had accrued an additional $1.2 million for expense work as of June 30, 2007 ($600,000 included in “Accrued liabilities and other” and $600,000 in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets) and December 31, 2006 (included in “Other long-term liabilities”).  A negotiated penalty in the amount of $631,000 has been remitted as part of the settlement of this NOV.
Pursuant to an agreement with the City of Cheyenne, the Company will contribute $1.5 million toward a project (estimated to take place in 2008) to relocate a city storm water conveyance pipe, which is presently located on Refinery property and therefore potentially subject to contaminants from Refinery operations.  The estimate of $1.0 million is included in “Accrued liabilities and other” and $500,000 is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of June 30, 2007 and $1.5 million was included in “Accrued liabilities and other” as of December 31, 2006.

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
The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility.  Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills High School students, school employees or area residents.  Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from a highly-rated insurance company covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date.  The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity.  In October 2003, the Company paid $6.25 million to the insurance company for loss mitigation insurance and also funded with the insurance company a commutation account of approximately $19.5 million, which is funding the first costs incurred under the policy including, but not limited to, the costs of defense of the claims.  The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million.  As of June 30, 2007, the commutation account balance was approximately $6.3 million.  Frontier has the right to terminate the policy at any time prior to September 30, 2008, and receive a refund of the unearned portion of the premium (approximately $1.3 million as of June 30, 2007, and declining by approximately $270,000 each quarter) plus any unspent balance in the commutation account plus accumulated interest.  While the policy is in effect, the insurance company will manage the defense of the claims.  The Company also has been seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period.  The Company has reached a settlement on some of the policies and is continuing to pursue coverage efforts on other policies.
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

10.     Other Contingencies

El Dorado Earn-out Payments.  On November 16, 1999, Frontier acquired the crude oil refinery located in El Dorado, Kansas from Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”).  Under the provisions of the purchase and sale agreement, the Company is required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s revenues less its material costs and operating costs, other than depreciation.  The total amount of these contingent earn-out payments is capped at $40.0 million, with an annual cap of $7.5 million.  Any contingent earn-out payment will be recorded when determinable.  Such contingent earn-out payments, if any, will be recorded as additional acquisition cost.  A contingent earn-out payment of $7.5 million was required based on 2006 results, and was accrued at December 31, 2006 and was paid in January 2007.  Based on the results of operations for the six months ended June 30, 2007, it is probable that a payment will be required in early 2008, and the entire $7.5 million was accrued as of June 30, 2007.  Including the estimated payment to be made in early 2008, which will be the last payment under this agreement, the Company will have paid an estimated total of $37.5 million for contingent earn-out payments.

11.     Consolidating Financial Statements

Frontier Holdings Inc. and its subsidiaries (“FHI”) are full and unconditional guarantors of Frontier Oil Corporation’s 6⅝% Senior Notes.  Presented on the following pages are the Company’s condensed consolidating balance sheets, statements of income, and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  As specified in Rule 3-10, the condensed consolidating balance sheets, statements of income, and statements of cash flows presented on the following pages meet the requirements for financial statements of the issuer and each guarantor of the notes because the guarantors are all direct or indirect wholly-owned subsidiaries of Frontier Oil Corporation, and all of the guarantees are full and unconditional on a joint and several basis.  The Company files a consolidated U.S. federal income tax return and consolidated state income tax returns in the majority of states in which it does business.  Each subsidiary calculates its income tax provisions on a separate company basis, which are eliminated in the consolidation process.

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$2,481,194	$-	$-	$2,481,194
Other	2	1,366	21	-	1,389
	2	2,482,560	21	-	2,482,583

Costs and expenses:
Raw material, freight and other costs	-	1,804,805	-	-	1,804,805
Refinery operating expenses, excluding depreciation	-	140,977	-	-	140,977
Selling and general expenses, excluding depreciation	13,916	10,699	-	-	24,615
Depreciation, accretion and amortization	33	23,393	-	(233)	23,193
Loss on sale of asset	2,028	-	-	-	2,028
	15,977	1,979,874	-	(233)	1,995,618

Operating income (loss)	(15,975)	502,686	21	233	486,965

Interest expense and other financing costs	6,271	2,202	-	(3,525)	4,948
Interest and investment income	(5,342)	(6,305)	-	-	(11,647)
Equity in earnings of subsidiaries	(510,498)	-	-	510,498	-
	(509,569)	(4,103)	-	506,973	(6,699)

Income before income taxes	493,594	506,789	21	(506,740)	493,664
Provision for income taxes	175,111	180,057	7	(179,994)	175,181
Net income	$318,483	$326,732	$14	$(326,746)	$318,483

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2006 As Adjusted (Note 2)
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$2,322,709	$-	$-	$2,322,709
Other	4	4,819	27	-	4,850
	4	2,327,528	27	-	2,327,559

Costs and expenses:
Raw material, freight and other costs	-	1,829,095	-	-	1,829,095
Refinery operating expenses, excluding depreciation	-	139,881	-	-	139,881
Selling and general expenses, excluding depreciation	11,964	9,765	-	-	21,729
Depreciation, accretion and amortization	43	19,111	-	(246)	18,908
	12,007	1,997,852	-	(246)	2,009,613

Operating income (loss)	(12,003)	329,676	27	246	317,946

Interest expense and other financing costs	5,914	1,737	-	(2,369)	5,282
Interest and investment income	(4,738)	(1,718)	-	-	(6,456)
Equity in earnings of subsidiaries	(331,989)	-	-	331,989	-
	(330,813)	19	-	329,620	(1,174)

Income before income taxes	318,810	329,657	27	(329,374)	319,120
Provision for income taxes	115,593	119,150	-	(118,840)	115,903
Net income	$203,217	$210,507	$27	$(210,534)	$203,217

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$1,431,138	$-	$-	$1,431,138
Other	2	3,551	9	-	3,562
	2	1,434,689	9	-	1,434,700

Costs and expenses:
Raw material, freight and other costs	-	964,940	-	-	964,940
Refinery operating expenses, excluding depreciation	-	69,814	-	-	69,814
Selling and general expenses, excluding depreciation	7,693	5,890	-	-	13,583
Depreciation, accretion and amortization	14	12,216	-	(160)	12,070
Loss on sale of asset	-	-	-	-	-
	7,707	1,052,860	-	(160)	1,060,407

Operating income (loss)	(7,705)	381,829	9	160	374,293

Interest expense and other financing costs	3,184	1,015	-	(2,207)	1,992
Interest and investment income	(2,782)	(3,538)	-	-	(6,320)
Equity in earnings of subsidiaries	(386,658)	-	-	386,658	-
	(386,256)	(2,523)	-	384,451	(4,328)

Income before income taxes	378,551	384,352	9	(384,291)	378,621
Provision for income taxes	134,788	137,042	3	(136,975)	134,858
Net income	$243,763	$247,310	$6	$(247,316)	$243,763

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2006 As Adjusted (Note 2)
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$1,315,246	$-	$-	$1,315,246
Other	-	135	(15)	-	120
	-	1,315,381	(15)	-	1,315,366

Costs and expenses:
Raw material, freight and other costs	-	995,608	-	-	995,608
Refinery operating expenses, excluding depreciation	-	70,547	-	-	70,547
Selling and general expenses, excluding depreciation	7,841	4,974	-	-	12,815
Depreciation, accretion and amortization	22	10,126	-	(107)	10,041
	7,863	1,081,255	-	(107)	1,089,011

Operating income (loss)	(7,863)	234,126	(15)	107	226,355

Interest expense and other financing costs	2,985	771	-	(909)	2,847
Interest and investment income	(3,065)	(845)	-	-	(3,910)
Equity in earnings of subsidiaries	(234,891)	-	-	234,891	-
	(234,971)	(74)	-	233,982	(1,063)

Income before income taxes	227,108	234,200	(15)	(233,875)	227,418
Provision for income taxes	81,244	83,898	-	(83,588)	81,554
Net income	$145,864	$150,302	$(15)	$(150,287)	$145,864

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of June 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$164,444	$365,877	$-	$-	$530,321
Trade and other receivables	757	182,687	-	-	183,444
Receivable from affiliated companies	-	1,533	272	(1,805)	-
Inventory	-	381,198	-	-	381,198
Deferred tax assets	4,582	16,197	-	(16,197)	4,582
Other current assets	308	9,969	-	-	10,277
Total current assets	170,091	957,461	272	(18,002)	1,109,822

Property, plant and equipment, at cost	1,119	989,991	-	(1,016)	990,094
Less - accumulated depreciation and amortization	915	304,253	-	(8,034)	297,134
	204	685,738	-	7,018	692,960
Deferred costs and other assets	2,810	44,484	-	-	47,294
Deferred financing costs, net	2,051	302	-	-	2,353
Commutation account	6,290	-	-	-	6,290
Prepaid insurance, net	1,514	-	-	-	1,514
Other intangible asset, net	-	1,264	-	-	1,264
Investment in subsidiaries	1,172,905	-	-	(1,172,905)	-
Total assets	$1,355,865	$1,689,249	$272	$(1,183,889)	$1,861,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,803	$434,830	$-	$-	$441,633
Payable to affiliated companies	1,805	-	-	(1,805)	-
Accrued income taxes	87,104	-	-	-	87,104
Accrued interest	2,484	20	-	-	2,504
Accrued El Dorado Refinery contingent earn-out payment	-	7,500	-	-	7,500
Accrued dividends	5,756	-	-	-	5,756
Accrued liabilities and other	2,340	23,255	189	-	25,784
Total current liabilities	106,292	465,605	189	(1,805)	570,281

Long-term debt	150,000	-	-	-	150,000
Contingent income tax liabilities	29,928	1,062			30,990
Long-term accrued and other liabilities	2,705	41,584	-	-	44,289
Deferred income taxes	98,735	103,578	-	(103,578)	98,735
Payable to affiliated companies	-	133,349	62	(133,411)	-

Shareholders’ equity	968,205	944,071	21	(945,095)	967,202
Total liabilities and shareholders’ equity	$1,355,865	$1,689,249	$272	$(1,183,889)	$1,861,497

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2006
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$215,049	$190,430	$-	$-	$405,479
Trade and other receivables	1,363	136,099	-	-	137,462
Receivable from affiliated companies	-	1,254	251	(1,505)	-
Inventory	-	374,576	-	-	374,576
Deferred tax assets	3,237	7,846	-	(7,846)	3,237
Other current assets	2,082	16,380	-	-	18,462
Total current assets	221,731	726,585	251	(9,351)	939,216

Property, plant and equipment, at cost	1,301	817,332	-	(5,051)	813,582
Less - accumulated depreciation and amortization	1,054	284,034	-	(8,311)	276,777
	247	533,298	-	3,260	536,805
Deferred costs and other assets	2,734	31,692	-	-	34,426
Deferred financing costs, net	2,293	459	-	-	2,752
Commutation account	7,290	-	-	-	7,290
Prepaid insurance, net	2,120	-	-	-	2,120
Other intangible asset, net	-	1,316	-	-	1,316
Investment in subsidiaries	831,082	-	-	(831,082)	-
Total assets	$1,067,497	$1,293,350	$251	$(837,173)	$1,523,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,436	$388,583	$-	$-	$390,019
Contingent income tax liabilities	28,271	-	-	-	28,271
Accrued interest	2,484	57	-	-	2,541
Accrued dividends	3,486	-	-	-	3,486
Accrued liabilities and other	7,924	27,268	189	-	35,381
Total current liabilities	43,601	415,908	189	-	459,698

Long-term debt	150,000	-	-	-	150,000
Long-term accrued and other liabilities	2,630	41,836	-	-	44,466
Deferred income taxes	93,907	97,620	-	(97,620)	93,907
Payable to affiliated companies	1,505	44,644	55	(46,204)	-

Shareholders’ equity	775,854	693,342	7	(693,349)	775,854
Total liabilities and shareholders’ equity	$1,067,497	$1,293,350	$251	$(837,173)	$1,523,925

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$318,483	$326,732	$14	$(326,746)	$318,483
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(510,498)	-	-	510,498	-
Depreciation, accretion and amortization	33	29,732	-	(233)	29,532
Deferred income taxes	2,158	-	-	-	2,158
Stock-based compensation expense	12,090	-	-	-	12,090
Excess income tax benefits of stock-based compensation	(4,520)	-	-	-	(4,520)
Income taxes eliminated in consolidation	-	179,987	7	(179,994)	-
Deferred financing cost amortization	242	157	-	-	399
Loss on sale of asset	2,028	-	-	-	2,028
Amortization of long-term prepaid insurance	606	-	-	-	606
Long-term commutation account	1,000	-	-	-	1,000
Increase in long-term accrued liabilities	29,408	(477)	-	-	28,931
Changes in deferred costs and other assets	(76)	(19,131)	-	-	(19,207)
Changes in working capital from operations	59,504	(20,874)	-	(1,355)	37,275
Net cash provided by (used in) operating activities	(89,542)	496,126	21	2,170	408,775

Cash flows from investing activities:
Additions to property, plant and equipment	(4,308)	(139,898)	-	(2,170)	(146,376)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Other acquisitions	-	(2,995)	-	-	(2,995)
Proceeds from sale of assets	2,290	-	-	-	2,290
Net cash used in investing activities	(2,018)	(150,393)	-	(2,170)	(154,581)

Cash flows from financing activities:
Proceeds from issuance of common stock	947	-	-	-	947
Purchase of treasury stock	(128,195)	-	-	-	(128,195)
Dividends paid	(6,617)	-	-	-	(6,617)
Excess income tax benefits of stock-based compensation	4,520	-	-	-	4,520
Other	-	(7)	-	-	(7)
Intercompany transactions	170,300	(170,279)	(21)	-	-
Net cash provided by (used in) financing activities	40,955	(170,286)	(21)	-	(129,352)
(Decrease) increase in cash and cash equivalents	(50,605)	175,447	-	-	124,842
Cash and cash equivalents, beginning of period	215,049	190,430	-	-	405,479
Cash and cash equivalents, end of period	$164,444	$365,877	$-	$-	$530,321

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2006 As Adjusted (Note 2)
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$203,217	$210,507	$27	$(210,534)	$203,217
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(331,989)	-	-	331,989	-
Depreciation, accretion and amortization	43	25,564	-	(246)	25,361
Deferred income taxes	6,018	-	-	-	6,018
Stock-based compensation expense	7,599	-	-	-	7,599
Excess income tax benefits of share-based compensation	(4,876)	-	-	-	(4,876)
Income taxes eliminated in consolidation	-	118,840	-	(118,840)	-
Deferred financing cost	241	157	-	-	398
Amortization of long-term prepaid insurance	606	-	-	-	606
Long-term commutation account	1,780	-	-	-	1,780
Increase in long-term accrued liabilities	490	6,642	-	-	7,132
Changes in deferred costs and other assets	(494)	(14,433)	-	-	(14,927)
Changes in working capital from operations	59,038	(128,380)	-	(909)	(70,251)
Net cash provided by (used in) operating activities	(58,327)	218,897	27	1,460	162,057

Cash flows from investing activities:
Additions to property, plant and equipment	(31)	(65,810)	-	(1,460)	(67,301)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Net cash used in investing activities	(31)	(73,310)	-	(1,460)	(74,801)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,206	-	-	-	2,206
Purchase of treasury stock	(39,542)	-	-	-	(39,542)
Dividends paid	(60,841)	-	-	-	(60,841)
Excess income tax benefits of share-based compensation	4,876	-	-	-	4,876
Other	-	(6)	-	-	(6)
Intercompany transactions	124,453	(124,426)	(27)	-	-
Net cash provided by (used in) financing activities	31,152	(124,432)	(27)	-	(93,307)
(Decrease) increase in cash and cash equivalents	(27,206)	21,155	-	-	(6,051)
Cash and cash equivalents, beginning of period	244,357	111,708	-	-	356,065
Cash and cash equivalents, end of period	$217,151	$132,863	$-	$-	$350,014

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
As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements,” during the fourth quarter of 2006 we changed our accounting method for the costs for planned major maintenance (“turnarounds”) from the accrual method to the deferral method.  Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment.  Under the deferral method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs.  We adopted this new method of accounting for turnarounds in order to adhere to the FSP No. AUG AIR-1 “Accounting for Planned Maintenance Activities,” which prohibits the accrual method of accounting for planned major maintenance activities.  We elected to early adopt the FSP during the fourth quarter of 2006.  The comparative condensed consolidated financial statements for the six and three months ended June 30, 2006 have been adjusted to reflect the period specific effects of applying the new accounting principle.  Deferred costs related to these turnaround costs are included in our Condensed Consolidated Balance Sheets in “Deferred turnaround costs.”  The associated amortization expenses are included in “Refinery operating expenses, excluding depreciation” in our Condensed Consolidated Statements of Income.  The amortization expenses are included in our Condensed Consolidated Statements of Cash Flows in “Depreciation, accretion and amortization.”

Six months ended June 30, 2007 compared with the same period in 2006

Overview of Results

We had net income for the six months ended June 30, 2007 of $318.5 million, or $2.90 per diluted share, compared to net income of $203.2 million, or $1.80 per diluted share, earned in the same period in 2006.  Our operating income of $487.0 million for the six months ended June 30, 2007 increased $169.0 million from the $318.0 million for the comparable period in 2006.  The average diesel and gasoline crack spreads were higher during the first six months of 2007 ($25.39 and $24.84 per barrel, respectively) than in the first six months of 2006 ($19.50 and $15.07 per barrel, respectively).

Specific Variances

Refined product revenues.  Refined product revenues increased $158.5 million, or 7%, from $2.3 billion to $2.5 billion for the six months ended June 30, 2007 compared to the same period in 2006.  This increase was due to increased sales volumes (3,148 more bpd) and continued tight product availability supporting higher product sales prices ($3.70 higher average per sales barrel), despite a decline in crude oil prices.
Manufactured product yields. Manufactured product yields (“yields”) are the volumes of specific materials that are obtained through the distillation of crude oil and the operations of other refinery process units.  Yields decreased 3,646 bpd at the Cheyenne Refinery while increasing 443 bpd at the El Dorado Refinery for the six months ended June 30, 2007 compared to same period in 2006.  The decrease in yields at the Cheyenne Refinery was due to the spring turnaround that occurred in May 2007.
Other revenues.  Other revenues decreased $3.4 million to income of $1.4 million for the six months ended June 30, 2007, compared to income of $4.8 million for the same period in 2006.   The primary source of this difference was $4.8 million in gasoline sulfur credit sales partially offset by $3.7 million in net losses from derivative contracts in the six months ended June 30, 2007, compared to $3.3 million in net gains from derivative contracts in the six months ended June 30, 2006 and $1.6 million in gasoline sulfur credit sales in 2006.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.
Raw material, freight and other costs.  Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blend stocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the FIFO inventory accounting method.  Raw material, freight and other costs decreased by $24.3 million, from $1.83 billion in the six months ended June 30, 2006, to $1.80 billion in the same period for 2007.  The decrease in raw material, freight and other costs was due to the lower average crude oil price and decreased overall crude oil charges partially offset by lower crude oil differentials during the six months ended June 30, 2007 when compared to the same period in 2006.  For the six months ended June 30, 2007, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $22.0 million after tax ($35.5 million pretax, consisting of a $23.5 million gain at the Cheyenne Refinery and a $12.0 million gain at the El Dorado Refinery).  For the six months ended June 30, 2006, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $24.4 million after tax ($38.3 million pretax, comprised of an $18.0 million gain at the Cheyenne Refinery and a $20.3 million gain at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $56.17 per sales barrel for the six months ended June 30, 2007 increased from $55.16 per sales barrel in the same period in 2006 due to lower volume of sales barrels because of the spring 2007 turnaround, reduced light/heavy crude oil differential and increased purchased products.  The increase was partially offset by lower average crude oil prices and decreased overall crude oil charges.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $13.71 per barrel in the six months ended June 30, 2007 compared to $17.09 per barrel in the same period in 2006.
The El Dorado Refinery raw material, freight and other costs of $58.50 per sales barrel for the six months ended June 30, 2007 decreased from $61.66 per sales barrel in the same period in 2006 due to increased volume of sales barrels and lower average crude oil prices partially offset by reduced crude oil differentials and increased purchased products.  The WTI/WTS crude oil differential decreased from an average of $5.66 per barrel in the six month period ended June 30, 2006, to $4.47 per barrel in the same period in 2007.  The light/heavy crude oil differential decreased from an average of $25.22 per barrel in the six month period ended June 30, 2006, to $15.59 per barrel in the same period in 2007.
Refinery operating expenses.  Refinery operating expenses, excluding depreciation, includes both the variable costs (including energy and utilities) and the fixed costs (salaries, property taxes, maintenance and other costs) of operating the Refineries.  Refinery operating expenses, excluding depreciation, were $141.0 million in the six months ended June 30, 2007 compared to $139.9 million in the comparable period of 2006.
The Cheyenne Refinery operating expenses, excluding depreciation, were $47.8 million in the six months ended June 30, 2007 compared to $52.0 million in the comparable period of 2006.  The primary areas of decreased costs were in lower maintenance costs ($2.4 million) due to the 2006 costs related to a plant-wide steam outage and a butamer unit outage, environmental costs ($4.1 million) related to an estimated waste water pond clean up accrual recorded in 2006, and natural gas costs ($734,000) due to lower natural gas prices in 2007. Primary areas of increased costs were in higher salaries and benefits ($1.7 million) due to increased headcount and bonus accruals, additives and chemicals ($322,000), and consulting and legal ($960,000).
The El Dorado Refinery operating expenses, excluding depreciation, were $93.2 million in the six months ended June 30, 2007, increasing from $87.9 million in the same six month period of 2006.  We experienced lower maintenance costs ($1.2 million) at the El Dorado Refinery during the six months ended June 30, 2007, compared to the same period in 2006 offset by increased property tax accruals ($2.2 million), environmental costs ($1.0 million), additives and chemicals ($971,000), natural gas costs ($263,000), electricity ($866,000), salaries and wages ($379,000) and consulting and legal ($563,000).
Selling and general expenses.  Selling and general expenses, excluding depreciation, increased $2.9 million, or 13%, from $21.7 million for the six months ended June 30, 2006 to $24.6 million for the six months ended June 30, 2007, due to an increase in salaries and benefits expense primarily resulting from the issuance of additional stock-based compensation awards in 2007.  Stock-based compensation expense was nearly $10.8 million for the six months ended June 30, 2007 compared to $6.6 million for the comparable period in 2006.
Depreciation, accretion and amortization.  Depreciation, accretion and amortization increased $4.3 million, or 23%, for the six months ended June 30, 2007 compared to the same period in 2006 because of increased capital investment in our Refineries, including the ultra low sulfur diesel projects placed into service in the middle of the second quarter of 2006 and retirement of assets.
Loss on sale of asset.  The $2.0 million loss on sale of asset during the six months ended June 30, 2007 resulted from the buyout and sale of a leased aircraft.
Interest expense and other financing costs.  Interest expense and other financing costs of $4.9 million for the six months ended June 30, 2007 decreased $334,000, or 6%, from $5.3 million in the comparable period in 2006.  The primary components of the decrease were higher capitalized interest in 2007 of $3.5 million in the first six months of 2007 compared to $2.5 million for the same period in 2006 and a decrease in credit facility interest and fees of $267,000, partially offset by a $589,000 increase in facility costs and financing expenses related to the Utexam Master Crude Oil Purchase and Sale Contract entered into in March 2006 (“Utexam Arrangement”) and by a $497,000 increase in accrued interest expense for income tax contingencies.  Average debt outstanding decreased to $150.0 million during the six months ended June 30, 2007 from $153.1 million for the same period in 2006 (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income increased $5.2 million from $6.5 million in the six months ended June 30, 2006, to $11.7 million in the six months ended June 30, 2007, because we had more cash available to invest and because of higher interest rates on invested cash.
Provision for income taxes.  The provision for income taxes for the six months ended June 30, 2007 was $175.2 million on pretax income of $493.7 million (or 35.5%) reflecting benefits from the “American Jobs Creation Act of 2004” (the “Act”) production activities deduction for manufacturers and an income tax credit for production of ultra low sulfur diesel fuel.  Our current estimated effective tax rate excluding both of these benefits is 37.9%.  Our provision for income taxes for the six months ended June 30, 2006, was $115.9 million on pretax income of $319.1 million (or 36.3%).

Three months ended June 30, 2007 compared with the same period in 2006

Overview of Results

We had net income for the three months ended June 30, 2007 of $243.8 million, or $2.23 per diluted share, compared to net income of $145.9 million, or $1.29 per diluted share, earned in the same period in 2006.  Our operating income of $374.3 million for the three months ended June 30, 2007 increased $147.9 million from the $226.4 million for the comparable period in 2006.  The average diesel and gasoline crack spreads were higher during the second quarter of 2007 ($29.08 and $36.73 per barrel, respectively) than in the second quarter of 2006 ($23.49 and $20.92 per barrel, respectively).

Specific Variances

Refined product revenues.  Refined product revenues increased $115.9 million, or 9%, from $1.3 billion to $1.4 billion for the three months ended June 30, 2007 compared to the same period in 2006.  This increase was due to increased sales volumes (246 more bpd) and continued tight product availability supporting higher product sales prices ($7.21 higher average per sales barrel), despite a decline in crude oil prices.
Manufactured product yields.   Yields decreased 7,969 bpd at the Cheyenne Refinery while increasing 1,212 bpd at the El Dorado Refinery for the three months ended June 30, 2007 compared to same period in 2006.  The decrease in yields at the Cheyenne Refinery was due to the spring turnaround that occurred in May 2007.
Other revenues.  Other revenues increased $3.4 million to income of $3.6 million for the three months ended June 30, 2007, compared to income of $120,000 for the same period in 2006, the primary source of which was $4.8 million in gasoline sulfur credit sales partially offset by $1.4 million in net losses from derivative contracts in the three months ended June 30, 2007 compared to $1.4 million in net losses from derivative contracts in the three months ended June 30, 2006, offset by $1.6 million in gasoline sulfur credit sales in 2006.   See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.
Raw material, freight and other costs.   Raw material, freight and other costs decreased by $30.7 million, from $995.6 million in the three months ended June 30, 2006, to $964.9 million in the same period for 2007.  The decrease in raw material, freight and other costs was due to the lower average crude oil price and decreased overall crude oil charges partially offset by increased purchased products and lower crude oil differentials during the three months ended June 30, 2007 when compared to the same period in 2006.  For the three months ended June 30, 2007, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $20.0 million after tax ($32.3 million pretax, consisting of a $22.0 million gain at the Cheyenne Refinery and a $10.3 million gain at the El Dorado Refinery).  For the three months ended June 30, 2006, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $23.6 million after tax ($38.3 million pretax, comprised of $18.1 million at the Cheyenne Refinery and $20.2 million at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $61.15 per sales barrel for the three months ended June 30, 2007 increased from $60.15 per sales barrel in the same period in 2006 due to a lower volume of sales barrels because of the spring 2007 turnaround, reduced light/heavy crude oil differential and increased purchased products.  The increase was partially offset by lower average crude oil prices and decreased overall crude oil charges   The light/heavy crude oil differential for the Cheyenne Refinery averaged $14.17 per barrel in the three months ended June 30, 2007 compared to $15.19 per barrel in the same period in 2006.
The El Dorado Refinery raw material, freight and other costs of $60.92 per sales barrel for the three months ended June 30, 2007 decreased from $64.18 per sales barrel in the same period in 2006 due to an increased volume of sales barrels and lower average crude oil prices partially offset by reduced crude oil differentials and increased purchased products.    The WTI/WTS crude oil differential decreased from an average of $4.89 per barrel in the three month period ended June 30, 2006, to $4.59 per barrel in the same period in 2007.  The light/heavy crude oil differential decreased from an average of $25.41 per barrel in the three month period ended June 30, 2006, to $18.78 per barrel in the same period in 2007.
Refinery operating expenses.   Refinery operating expenses, excluding depreciation, were $69.8 million in the three months ended June 30, 2007 compared to $70.5 million in the comparable period of 2006.
The Cheyenne Refinery operating expenses, excluding depreciation, were $22.8 million in the three months ended June 30, 2007 compared to $28.8 million in the comparable period of 2006.  The primary areas of decreased costs in 2007 were in maintenance ($1.7 million) due to the higher 2006 costs related to a plant-wide steam outage and a butamer unit outage and environmental costs ($4.5 million) primarily related to an estimated waste water pond clean up accrual recorded in 2006.
The El Dorado Refinery operating expenses, excluding depreciation, were $47.0 million in the three months ended June 30, 2007, increasing from $41.7 million in the same three month period of 2006.  Primary areas of increased costs were in property tax accruals ($2.1 million), environmental costs ($1.2 million), chemicals and catalyst ($764,000), electricity ($560,000) and consulting and legal ($261,000).
Selling and general expenses.  Selling and general expenses, excluding depreciation, increased $768,000, or 6%, from $12.8 million for the three months ended June 30, 2006 to $13.6 million for the three months ended June 30, 2007, due to an increase in salaries and benefits expense primarily resulting from the issuance of additional stock-based compensation awards in 2007.  Stock-based compensation expense was $5.8 million for the three months ended June 30, 2007 compared to $4.4 million for the comparable period in 2006.
Depreciation, accretion and amortization.  Depreciation, accretion and amortization increased $2.0 million, or 20%, for the three months ended June 30, 2007 compared to the same period in 2006 because of increased capital investment in our Refineries, including the ultra low sulfur diesel projects placed into service in the middle of the second quarter of 2006 and retirement of assets.
Interest expense and other financing costs.  Interest expense and other financing costs of $2.0 million for the three months ended June 30, 2007 decreased $855,000, or 30%, from $2.8 million in the comparable period in 2006.  The primary components of the decrease were higher capitalized interest in the second quarter of 2007 of $2.2 million compared to $936,000 in 2006.  This decrease was partially offset by a $220,000 increase in facility costs and financing expenses related to the Utexam Master Crude Oil Purchase and Sale Contract entered into in March 2006 (“Utexam Arrangement”), and a $244,000 increase in accrued interest expense for income tax contingencies in the three months ended June 30, 2007, compared to the three months ended June 30, 2006.  Average debt outstanding was $150.0 million during both of the three months ended June 30, 2007 and 2006 (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income increased $2.4 million from $3.9 million in the three months ended June 30, 2006, to $6.3 million in the three months ended June 30, 2007, because we had more cash available to invest and because of higher interest rates on invested cash.
Provision for income taxes. The provision for income taxes for the three months ended June 30, 2007 was $134.9 million on pretax income of $378.6 million (or 35.6%) reflecting benefits from the “American Jobs Creation Act of 2004” (the “Act”) production activities deduction for manufacturers and an income tax credit for production of ultra low sulfur diesel fuel.  Our current estimated effective tax rate excluding both of these benefits is 37.9%.  Our provision for income taxes for the three months ended June 30, 2006, was $81.6 million on pretax income of $227.4 million (or 35.9%).

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities.  Net cash provided by operating activities was $408.8 million for the six months ended June 30, 2007 compared to net cash provided by operating activities of $162.1 million during the six months ended June 30, 2006.  Cash flows from working capital changes were a source of cash during the 2007 period while using cash during the comparable period of 2006.  Improved results of operations also increased cash flow.  Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Working capital changes provided a total of $37.3 million of cash in the six months ended June 30, 2007 while using $70.3 million of cash in the comparable period in 2006.  The most significant component of the working capital change was an increase in inventories of $6.6 million in 2007 compared to an increase in inventories of $122.3 million in the 2006 comparable period.  The increase in inventories during the six months ended June 30, 2006, was due to higher crude oil in-transit inventories, primarily Canadian crude in-transit for the El Dorado Refinery, as well as other increased inventory levels and higher prices.  At June 30, 2007, we had $530.3 million of cash and cash equivalents, working capital of $539.5 million and $141.8 million of borrowing base availability for cash borrowings under our $225.0 million revolving credit facility.
Cash flows used in investing activities.  Capital expenditures during the first six months of 2007 were $146.4 million, which included approximately $66.2 million for the El Dorado Refinery and $75.7 million for the Cheyenne Refinery. The $66.2 million of capital expenditures for our El Dorado Refinery included $41.5 million for the crude unit and vacuum tower expansion and $11.4 million on the coke drum replacement as well as operational, payout, safety, administrative, environmental and optimization projects.  The $75.7 million of capital expenditures for our Cheyenne Refinery included approximately $52.3 million for the coker expansion and $5.4 million for the amine plant as well as environmental, operational, safety, administrative and payout projects.
We also purchased in February 2007 for approximately $3.0 million (net of current assets received), Ethanol Management Company (“EMC”), a 25,000 bpd products terminal and blending facility.
Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we have been required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s annual revenues less material costs and operating costs, other than depreciation.  The total amount of these contingent payments is capped at $40.0 million, with an annual cap of $7.5 million. Such contingency payments are recorded as an additional acquisition cost when the payment is considered probable and estimable.  Payments of $7.5 million each were paid in early 2005, 2006 and 2007, based on 2004, 2005 and 2006 results, and were accrued as of December 31, 2004, 2005 and 2006, respectively.  Including the payment made in early 2007, we have paid a total of $30.0 million to date for contingent earn-out payments.  Based on the results of operations for the six months ended June 30, 2007, it is probable that a payment will be required in early 2008, and $7.5 million was accrued as of June 30, 2007.
Cash flows used in financing activities.  During the six months ended June 30, 2007, we spent $123.5 million to repurchase stock under the authorization of the stock repurchase program discussed below.  Treasury stock increased by 121,127 shares ($4.7 million) from stock surrendered by employees or members of the Board of Directors to pay their withholding taxes on stock-based compensation which vested during the first six months of 2007.  We also paid $6.6 million in dividends during the six months ended June 30, 2007.
In November 2006, our Board of Directors approved a $100 million share repurchase program, which replaced all existing repurchase authorizations, and was utilized for share repurchases in the six months ended June 30, 2007 (no shares had been repurchased under this program as of December 31, 2006).  At its April 2007 meeting, our Board of Directors increased the size of our repurchase authorization by $100 million.  As indicated above, we used $123.5 million to repurchase stock under this program during the six months ended June 30, 2007 and had committed to purchase an additional $6.4 million which settled in early July, leaving a remaining authorization of $70.1 million.  Subsequent to June 30, 2007 through August 6, 2007, we purchased an additional 464,300 shares ($20.0 million) in open market transactions under the share repurchase authorizations.
During the six months ended June 30, 2007, we issued 226,498 shares of common stock from our treasury stock resulting from stock option exercises by employees and members of our Board of Directors, for which we received $947,000 in cash.
As of June 30, 2007, we had $150.0 million of long-term debt outstanding and no borrowings under our revolving credit facility.  We also had $83.2 million of letters of credit outstanding under our revolving credit facility.  We were in compliance with the financial covenants of our revolving credit facility as of June 30, 2007.  Shareholders’ equity as of June 30, 2007 stood at an all-time high of $967.2 million.
Our Board of Directors declared regular quarterly cash dividends of $0.03 per share in December 2006 and in March 2007, which were paid in January 2007 and April 2007, respectively.  In April 2007, our Board of Directors declared regular quarterly cash dividends of $0.05 per share for shareholders of record on June 29, 2007, which were paid in July 2007.  The total cash required for the dividend declared in June 2007 was approximately $5.3 million and was included in “Accrued dividends” on the June 30, 2007 Condensed Consolidated Balance Sheet.
Future capital expenditures. Four major capital projects were started in 2006, which we expect to complete in 2007 and 2008.  These projects include a $156 million crude unit and vacuum expansion with an associated metallurgy upgrade at our El Dorado Refinery expected to be completed in 2008 and, at our Cheyenne Refinery, a $99 million coker expansion and revamp, a $12 million amine unit and a $6 million crude fractionation project.  The coker expansion and revamp and crude fractionation projects were substantially completed during the second quarter of 2007.   The above amounts include estimated capitalized interest.  At June 30, 2007, outstanding purchase commitments for the crude unit and vacuum tower expansion project at our El Dorado Refinery were $12.8 million.  At our Cheyenne Refinery, the coker expansion project’s outstanding commitments at June 30, 2007 were $4.0 million.
Our Board of Directors approved four additional major capital improvement projects for our El Dorado Refinery which we expect to complete in 2008 and 2009.  These projects include an $82 million gasoil hydrotreater revamp, an $80 million catalytic cracker expansion, a $60 million coke drum replacement, and a $36 million catalytic cracker regenerator emission control project.  The above amounts include estimated capitalized interest.  At June 30, 2007, outstanding purchase commitments for all four of these projects totaled $3.7 million.  We may experience cost overruns and/or schedule delays on any of these projects because of strong industry demand for material, labor and engineering resources.
Capital expenditures aggregating approximately $334 million are currently planned for 2007, and include $207 million at our El Dorado Refinery, $118 million at our Cheyenne Refinery and $5 million for capital expenditures at our Denver and Houston offices, and for our share of crude oil pipeline projects.  These capital expenditures for 2007 also include $3 million for the acquisition of EMC, mentioned above, and $1 million for capital expenditure projects for that facility.  The $207 million of planned capital expenditures for our El Dorado Refinery includes approximately $79 million on the crude unit and vacuum tower expansion, $40 million for coke drum replacement, $20 million for the catalytic cracker expansion and $26 million for a gasoil hydrotreater revamp, as mentioned above, as well as environmental, operational, safety, administrative and payout projects.  The $118 million of planned capital expenditures for our Cheyenne Refinery includes approximately $67 million on the coker expansion, $9 million on the new amine plant and $5 million on the crude fractionation project, as mentioned above, as well as environmental, operational, safety, administrative and payout projects.  Our 2007 capital expenditures will be funded with cash generated by our operations and with a portion of our existing cash balance, if necessary.
The crude unit and vacuum tower expansion at the El Dorado Refinery will allow for higher crude charge rates (including a significantly greater percentage of heavy crude oil) and higher gasoline and distillate yields.  This project also includes a metallurgical upgrade to the unit which facilitates running high napthenic acid crude oils, a characteristic typical of crude types found in Western Canada, West Africa and the North Sea.  This project will likely be brought online in the spring of 2008 during the next planned turnaround for the crude/vacuum unit complex. The coker expansion at the Cheyenne Refinery, which was substantially completed in the second quarter of 2007, will significantly decrease the amount of asphalt produced and increase the amount of higher margin products.  The new amine unit at the Cheyenne Refinery is intended to result in improved alkylation unit reliability and provide a partial backup unit if the main amine unit is not operating.  The project is expected to be completed and in operation in the second half of 2007.  The crude fractionation project at the Cheyenne Refinery allows us to improve the recovery of diesel from the crude charged to the Refinery and was completed in the second quarter of 2007.
The gasoil hydrotreater revamp at the El Dorado Refinery is the key project to achieve gasoline sulfur compliance for our El Dorado Refinery (see Note 8 in the “Notes to Condensed Consolidated Financial Statements”).  The project will also result in significant yield improvement for the catalytic cracking unit and is anticipated to be completed in the spring of 2009. The El Dorado Refinery catalytic cracker expansion project includes both a revamp component and new technology which will increase charge rate and improve product yields; it is expected to be completed in the spring of 2009.  The coke drum replacement project for our El Dorado Refinery includes safety and reliability components as well as overall throughput support for the Refinery and is expected to be completed by mid-2008.  The El Dorado Refinery catalytic cracker regenerator emission control project, with a spring 2009 estimated completion date, will add a scrubber to improve the environmental performance of the unit, specifically as it relates to flue-gas emissions.  This project is necessary to support the catalytic cracking expansion project and to meet a portion of the expected requirements of the EPA Petroleum Refining Initiative (see Note 8 in the “Notes to Condensed Consolidated Financial Statements”).

CONTRACTUAL OBLIGATIONS

The Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertain Tax Positions – An Interpretation of Financial Accounting Standard No. 109, Accounting for Income Taxes” (“FIN 48”) on January 1, 2007.  As a result of implementing FIN 48, the Company recognized approximately a $1.0 million increase, including accrued interest, in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  At June 30, 2007, the total liability for unrecognized tax benefits was $31.0 million, which included $2.9 million of accrued interest.  If the tax positions accrued for are not sustained upon examination, the estimated cash settlements based on the timing of the statute expirations are $25.1 million in 2009, $5.3 million in 2010 and $600,000 in 2011.

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the six and three months ended June 30, 2007 and 2006.  The statistical information includes the following terms:
•	WTI Cushing crude oil price - the benchmark West Texas Intermediate crude oil priced at Cushing, Oklahoma (ConocoPhillips WTI crude oil posting plus).
•	Charges - the quantity of crude oil and other feedstock processed through Refinery units on a bpd basis.
•	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
•	Gasoline and diesel crack spreads - the average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average WTI Cushing crude oil price.
•	Cheyenne light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and the heavy crude oil delivered to the Cheyenne Refinery.
•	WTI/WTS crude oil differential - the average differential between the WTI Cushing crude oil price and the West Texas sour crude oil priced at Midland, Texas.
•	El Dorado Refinery light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and Canadian heavy crude oil delivered to the El Dorado Refinery.

Consolidated:
	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Charges (bpd)
Light crude	38,785	41,555	35,663	42,793
Intermediate crude	73,519	65,087	76,496	61,910
Heavy crude	35,987	45,107	34,410	49,269
Other feed and blend stocks	16,962	17,079	17,422	17,454
Total	165,253	168,828	163,991	171,426

Manufactured product yields (bpd)
Gasoline	78,740	81,680	79,921	79,817
Diesel and jet fuel	58,386	53,748	55,437	54,857
Asphalt	4,999	5,329	5,744	5,385
Other	19,079	23,647	18,656	26,455
Total	161,204	164,404	159,758	166,514

Total product sales (bpd)
Gasoline	88,954	90,902	92,434	91,721
Diesel and jet fuel	60,191	53,517	58,821	56,167
Asphalt	4,901	5,954	5,106	5,417
Other	18,278	18,803	17,527	20,337
Total	172,324	169,176	173,888	173,642

Refinery operating margin information (per sales barrel)
Refined products revenue	$79.55	$75.85	$90.44	$83.23
Raw material, freight and other costs (FIFO inventory accounting)	57.86	59.73	60.98	63.01
Refinery operating expenses, excluding depreciation	4.52	4.57	4.41	4.46
Depreciation, accretion and amortization	0.74	0.61	0.76	0.63

Average WTI crude oil priced at Cushing, OK	$60.24	$65.71	$63.22	$69.08
Average gasoline crack spread (per barrel)	24.84	15.07	36.73	20.92
Average diesel crack spread (per barrel)	25.39	19.50	29.08	23.49

Average sales price (per sales barrel)
Gasoline	$86.98	$82.37	$102.00	$91.57
Diesel and jet fuel	86.09	85.33	92.84	92.17
Asphalt	42.91	32.97	49.58	38.76
Other	31.67	30.96	33.35	32.80

Cheyenne Refinery:
	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Charges (bpd)
Light crude	14,245	11,727	11,680	11,047
Heavy crude	25,535	31,822	21,995	31,446
Other feed and blend stocks	1,257	1,553	625	581
Total	41,037	45,102	34,300	43,074

Manufactured product yields (bpd)
Gasoline	17,215	17,874	13,733	16,165
Diesel	12,670	13,250	10,676	12,169
Asphalt	4,999	5,329	5,744	5,385
Other	4,547	6,624	2,741	7,144
Total	39,431	43,077	32,894	40,863

Total product sales (bpd)
Gasoline	26,132	26,227	25,591	26,622
Diesel	12,607	13,062	12,044	13,341
Asphalt	4,901	5,954	5,106	5,417
Other	3,288	4,977	2,521	5,163
Total	46,928	50,220	45,262	50,543

Refinery operating margin information (per sales barrel)
Refined products revenue	$79.19	$73.49	$92.10	$82.40
Raw material, freight and other costs	56.17	55.16	61.15	60.15
Refinery operating expenses, excluding depreciation	5.63	5.72	5.54	6.26
Depreciation, accretion and amortization	1.25	1.01	1.38	1.02

Average light/heavy crude oil differential (per barrel)	$13.71	$17.09	$14.17	$15.19
Average gasoline crack spread (per barrel)	25.19	15.63	37.75	21.93
Average diesel crack spread (per barrel)	30.11	22.72	37.20	27.17

Average sales price (per sales barrel)
Gasoline	$87.83	$84.27	$103.56	$94.43
Diesel	91.91	88.93	100.94	96.72
Asphalt	42.91	32.97	49.58	38.76
Other	15.75	24.68	19.54	29.18

El Dorado Refinery:	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006
Charges (bpd)
Light crude	24,540	29,828	23,983	31,745
Intermediate crude	73,519	65,087	76,496	61,910
Heavy crude	10,452	13,284	12,415	17,824
Other feed and blend stocks	15,705	15,526	16,797	16,874
Total	124,216	123,725	129,691	128,353

Manufactured product yields (bpd)
Gasoline	61,524	63,806	66,188	63,652
Diesel and jet fuel	45,716	40,499	44,761	42,688
Other	14,532	17,024	15,915	19,312
Total	121,772	121,329	126,864	125,652

Total product sales (bpd)
Gasoline	62,822	64,675	66,844	65,099
Diesel and jet fuel	47,583	40,455	46,777	42,825
Other	14,990	13,826	15,007	15,174
Total	125,395	118,956	128,628	123,098

Refinery operating margin information (per sales barrel)
Refined products revenue	$79.68	$76.85	$89.86	$83.58
Raw material, freight and other costs	58.50	61.66	60.92	64.18
Refinery operating expenses, excluding depreciation	4.10	4.08	4.02	3.73
Depreciation, accretion and amortization	0.55	0.45	0.54	0.47

WTI/WTS crude oil differential (per barrel)	$4.47	$5.66	$4.59	$4.89
Average light/heavy crude oil differential (per barrel)	15.59	25.22	18.78	25.41
Average gasoline crack spread (per barrel)	24.70	14.84	36.34	20.50
Average diesel crack spread (per barrel)	24.14	18.46	26.99	22.34

Average sales price (per sales barrel)
Gasoline	$86.62	$81.60	$101.40	$90.40
Diesel and jet fuel	84.55	84.17	90.75	90.76
Other	35.16	33.23	35.67	34.04

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Impact of Changing Prices.  Our earnings and cash flows and estimates of future cash flows are sensitive to changes in energy prices.  The prices of crude oil and refined products have fluctuated substantially in recent years.  These prices depend on many factors, including the overall demand for crude oil and refined products, which in turn depend on, among other factors, general economic conditions, the level of foreign and domestic production of crude oil and refined products, the availability of imports of crude oil and refined products, the marketing of alternative and competing fuels, the extent of government regulations and global market dynamics.  The prices we receive for refined products are also affected by factors such as local market conditions and the level of operations of other refineries in our markets.  The prices at which we can sell gasoline and other refined products are strongly influenced by the price of crude oil.  Generally, an increase or decrease in the price of crude oil results in a corresponding increase or decrease in the price of gasoline and other refined products.  The timing of the relative movement of the prices, however, can impact profit margins, which could significantly affect our earnings and cash flows.
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

Interest Rate Risk.  Borrowings under our revolving credit facility bear a current market rate of interest.  A one percent increase or decrease in the interest rates on our revolving credit facility would not significantly affect our earnings or cash flows.  Our $150.0 million principal of 6⅝% Senior Notes that were outstanding at June 30, 2007, and due 2011, have a fixed interest rate.  Thus, our long-term debt is not exposed to cash flow risk from interest rate changes.  Our long-term debt, however, is exposed to fair value risk.  The estimated fair value of our 6⅝% Senior Notes at June 30, 2007 was $147.4 million.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings – See Note 9 in the Notes to Condensed Consolidated Financial Statements.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds - (c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1, 2007 to April 30, 2007	-	-	-	$171,718,926
May 1, 2007 to May 31, 2007	1,852,500	$37.449	1,852,500	102,343,806
June 1, 2007 to June 30, 2007	776,400	41.523	776,400	70,105,666
Total second quarter	2,628,900	$38.652	2,628,900	70,105,666

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
(2)  Shares shown in this column reflect approximate dollar value of shares remaining as of June 30, 2007 which may be repurchased under the stock repurchase program referenced in note 1 above. Subsequent to June 30, 2007 through August 6, 2007, the Company purchased an additional 464,300 shares ($20.0 million) in open market transactions under the share repurchase authorizations.

ITEM 4.	Submission of Matters to a Vote of Security Holders -

The annual meeting of the Company was held on April 24, 2007, with 103,773,996 of the Company’s shares present or represented by proxy at the meeting.  This represented nearly 94% of the Company’s shares outstanding as of the record date for the meeting.  The stockholders of the Company took the following actions:

	1. Election of Directors:
	Elected the following seven directors for terms of office expiring at the annual meeting of stockholders in 2008:
	Name	For	Withheld
	James R. Gibbs	100,707,103	3,066,893
	Douglas Y. Bech	100,998,541	2,775,455
	G. Clyde Buck	102,206,523	1,567,473
	T. Michael Dossey	102,135,238	1,638,758
	James H. Lee	101,636,874	2,137,122
	Paul B. Loyd, Jr.	101,584,518	2,189,478
	Michael E. Rose	102,198,033	1,575,963

2.     Ratified the appointment of Deloitte & Touche LLP as the Company’s auditors for the year ending December 31, 2007.  The vote was 103,302,951 for, 171,024 against, 300,021 abstentions and no broker non-votes.

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

Date: August 8, 2007