Form 10-Q
period 2007-09-30
FRONTIER OIL CORP /NEW/
filed 2007-11-08
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
(Check one)
Large accelerated filer  ☑     Accelerated filer ☐      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐    No  ☑

Registrant’s number of common shares outstanding as of November 2, 2007:  105,432,039

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006 As Adjusted (Note 2)	2007	2006 As Adjusted (Note 2)

Revenues:
Refined products	$3,899,464	$3,683,584	$1,418,270	$1,360,875
Other	(30,361)	25,102	(31,750)	20,252
	3,869,103	3,708,686	1,386,520	1,381,127

Costs and expenses:
Raw material, freight and other costs	2,900,169	2,939,309	1,095,364	1,110,214
Refinery operating expenses, excluding depreciation	210,359	203,808	69,382	63,927
Selling and general expenses, excluding depreciation	41,855	36,823	17,240	15,094
Depreciation, accretion and amortization	37,963	30,046	14,770	11,138
Gain on sale of assets	(15,232)	(8)	(17,260)	(8)
	3,175,114	3,209,978	1,179,496	1,200,365

Operating income	693,989	498,708	207,024	180,762

Interest expense and other financing costs	7,029	8,898	2,081	3,616
Interest and investment income	(17,697)	(12,393)	(6,050)	(5,937)
	(10,668)	(3,495)	(3,969)	(2,321)

Income before income taxes	704,657	502,203	210,993	183,083
Provision for income taxes	248,949	175,360	73,768	59,457
Net income	$455,708	$326,843	$137,225	$123,626

Basic earnings per share of common stock	$4.23	$2.92	$1.30	$1.11

Diluted earnings per share of common stock	$4.19	$2.89	$1.28	$1.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
September 30, 2007 and December 31, 2006	2007	2006
	(in thousands except share data)
ASSETS
Current assets:
Cash, including cash equivalents of $406,531 and $377,491 in 2007 and 2006, respectively	$432,661	$405,479
Trade receivables, net of allowance of $500 in both years	171,151	135,111
Other receivables	6,098	2,351
Inventory of crude oil, products and other	444,937	374,576
Deferred tax assets	5,446	3,237
Commutation account	6,281	-
Other current assets	14,270	18,462
Total current assets	1,080,844	939,216
Property, plant and equipment, at cost:
Refineries and pipelines	1,023,247	802,498
Furniture, fixtures and other equipment	12,132	11,084
	1,035,379	813,582
Less - accumulated depreciation and amortization	303,835	276,777
	731,544	536,805

Deferred turnaround costs	35,302	24,640
Deferred catalyst costs	7,106	6,386
Deferred financing costs, net of accumulated amortization of $2,340 and $1,742 in 2007 and 2006, respectively	2,209	2,752
Commutation account	-	7,290
Prepaid insurance, net of accumulated amortization	1,211	2,120
Other intangible asset, net of accumulated amortization of $343 and $264 in 2007 and 2006, respectively	1,237	1,316
Other assets	3,594	3,400
Total assets	$1,863,047	$1,523,925

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$412,929	$390,019
Accrued income taxes	16,708	4,557
Contingent income tax liabilities	-	28,271
Accrued interest	5,033	2,541
Accrued El Dorado Refinery contingent earn-out payment	7,500	7,500
Accrued dividends	5,707	3,486
Accrued Beverly Hills litigation settlement	10,000	-
Derivative liabilities	23,943	-
Accrued liabilities and other	21,621	23,324
Total current liabilities	503,441	459,698

Long-term debt	150,000	150,000
Contingent income tax liabilities	31,665	-
Post-retirement employee liabilities	28,707	28,090
Other long-term liabilities	14,908	16,376
Deferred income taxes	97,661	93,907

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 180,000,000 shares authorized, 131,850,356 and 134,509,256 shares issued in 2007 and 2006, respectively	57,736	57,802
Paid-in capital	204,311	181,386
Retained earnings	1,057,502	719,802
Accumulated other comprehensive income	256	256
Treasury stock, at cost, 25,952,215 and 24,164,808 shares in 2007 and 2006, respectively	(283,140)	(183,392)
Total shareholders’ equity	1,036,665	775,854
Total liabilities and shareholders’ equity	$1,863,047	$1,523,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the nine months ended September 30,
	2007	2006 As Adjusted (Note 2)
	(in thousands)
Cash flows from operating activities:
Net income	$455,708	$326,843
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, accretion and amortization	48,499	39,874
Deferred income taxes	220	5,349
Stock-based compensation expense	16,759	12,882
Excess income tax benefits of share-based compensation	(6,109)	(8,796)
Deferred financing cost	598	598
Gain on sale of assets	(15,232)	(8)
Amortization of long-term prepaid insurance	909	909
Long-term commutation account	1,009	3,471
Increase in long-term accrued liabilities	28,515	9,112
Changes in deferred costs and other assets	(22,112)	(19,326)
Changes in working capital from operations	(55,848)	(87,495)
Net cash provided by operating activities	452,916	283,413

Cash flows from investing activities:
Additions to property, plant and equipment	(229,208)	(93,618)
El Dorado Refinery contingent earn-out payment	(7,500)	(7,500)
Other acquisitions and leasehold improvements	(3,144)	-
Proceeds from sale of assets	22,240	8
Net cash used in investing activities	(217,612)	(101,110)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,958	3,644
Purchase of treasury stock	(204,113)	(90,147)
Dividends paid	(12,010)	(64,196)
Excess income tax benefits of share-based compensation	6,109	8,796
Other	(66)	(10)
Net cash used in financing activities	(208,122)	(141,913)
Increase in cash and cash equivalents	27,182	40,390
Cash and cash equivalents, beginning of period	405,479	356,065
Cash and cash equivalents, end of period	$432,661	$396,455

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, excluding capitalized interest	$4,315	$4,145
Cash paid during the period for income taxes	231,846	160,995

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
The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas.  In February 2007, the Company acquired Ethanol Management Company (“EMC”) for approximately $3.1 million cash.  EMC’s primary assets are a 25,000 barrels per day (“bpd”) products terminal and blending facility located near Denver, Colorado.  The Company also owned, until their sale on September 28, 2007, a 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in two crude oil tanks in Guernsey, Wyoming, both of which were accounted for as undivided interests.  Each of these assets and the associated liabilities, revenues and expenses were reported on a proportionate gross basis until their sale on September 28, 2007.  The Company utilizes the equity method of accounting for investments in entities in which it does not have the ability to exercise control.  Entities in which the Company has the ability to exercise significant influence and control are consolidated.  All of the operations of the Company are in the United States, with its marketing efforts focused in the Rocky Mountain and Plains States regions of the United States.  The Rocky Mountain region includes the states of Colorado, Wyoming, Montana and Utah, and the Plains States include the states of Kansas, Oklahoma, Nebraska, Iowa, Missouri, North Dakota and South Dakota.  The Company purchases crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke.  The operations of refining and marketing of petroleum products are considered part of one reporting segment.
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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Basic	107,626,637	112,290,201	105,658,167	112,390,030
Diluted	108,889,658	113,210,753	106,913,142	113,335,964

For the nine months and three months ended September 30, 2007, there were no outstanding stock options that could potentially dilute EPS in future years that were not included in the computation of diluted EPS.  For the nine months and three months ended September 30, 2006, 493,226 outstanding stock options that could potentially dilute EPS in future years were not included in the computation of diluted EPS.
The Company’s Board of Directors declared quarterly cash dividends of $0.03 per share in December 2006 and March 2007, which were paid in January 2007 and April 2007, respectively.  In April 2007, the Company announced an increase in the regular quarterly cash dividend to $0.05 per share ($0.20 annualized) and declared a quarterly cash dividend of $0.05 per share, which was paid in July 2007.  In August 2007, the Board of Directors declared a quarterly cash dividend of $0.05 per share for shareholders of record on September 28, 2007, which was paid in October 2007.

New accounting pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions – An Interpretation of FAS No. 109, Accounting for Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for income taxes recognized and presents guidance on a recognition threshold and measurement for the financial statements and tax position taken or expected to be taken in a tax return.  Tax positions are evaluated in accordance with FIN 48 in a two-step process.  The Company determines whether a tax position is more likely than not (greater than 50 percent) to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.  The Company then determines the amount of benefit to recognize.  The tax position is measured at the largest amount of benefit likely to be realized upon ultimate settlement only for benefits that are greater than 50 percent likely to be sustained.
The Company files U.S. Federal and various state income tax returns.  The Company is currently subject to and in the early stages of a U.S. Federal income tax examination for 2005.  As of September 30, 2007, no taxing authority has proposed any significant adjustments to the Company's tax positions.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The Company reviewed all open tax years for all jurisdictions, primarily U.S. Federal and the states of Kansas, Colorado and Nebraska for the years 2003 through 2006.  As a result of the implementation of FIN 48, the Company recognized approximately a $1.0 million increase, including accrued interest, in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  In connection with the adoption of FIN 48, previously recognized contingent income tax liabilities under Financial Accounting Standard (“FAS”) No. 5, “Accounting for Contingencies” ($28.3 million at December 31, 2006) were reclassified from a current liability to a long-term liability.  Through the period ending September 30, 2007, there have been no material changes to the liability.  The total contingent income tax liabilities and accrued interest of $31.7 million are reflected in the Condensed Consolidated Balance Sheet as of September 30, 2007 in “Contingent income tax liabilities.”  The Company has no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Total unrecognized tax benefits at September 30, 2007 that, if recognized, would affect the effective tax rate are $4.3 million.  Furthermore, the Company does not reasonably expect the total unrecognized tax benefits to significantly increase or decrease within the next 12 months.
The Company recognizes penalties and interest accrued related to unrecognized tax benefits in interest expense.  During the nine months and three months ended September 30, 2007, the Company recognized approximately $1.7 million and $626,000, respectively, of interest expense on contingent income tax liabilities.  During the nine months and three months ended September 30, 2006, the Company recognized approximately $1.1 million and $445,000, respectively, of interest expense on contingent income tax liabilities.  The Company has not recorded any penalties.  The Company had approximately $3.5 million and $1.7 million in accrued interest on income tax contingencies at September 30, 2007 and December 31, 2006, respectively.
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
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities”, which expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  Under FAS No. 159, a company may elect to use fair value to measure many financial instruments and certain other assets and liabilities at fair value.  The Company has preliminarily decided not to elect fair value accounting for any of its eligible items.  The adoption of FAS No. 159 therefore will have no impact on the Company’s financial position, cash flows or results of operations.  If the use of fair value is elected (the fair value option), any upfront costs and fees related to the item (e.g., debt issue costs) must be recognized in earnings and cannot be deferred.  The fair value election is irrevocable and generally made on an instrument-by-instrument basis even if a company has similar instruments that it elects not to measure based on fair value.  At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings.  Subsequent to the adoption of FAS No. 159, changes in fair value are recognized in earnings.  FAS No. 159 is effective for fiscal years beginning after November 15, 2007.
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
On April 30, 2007, the FASB issued FASB Staff Position (“FSP”) No. FIN 39-1, an amendment of FASB Interpretation No. 39.  This FSP amends paragraph 3 of Interpretation 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  It also amended paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with the paragraph.  The guidance in this FSP is effective for fiscal years beginning after November 15, 2007 and an entity must recognize the effects of applying this FSP as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. The Company is currently evaluating the aspects of this FSP, but does not believe it will have a material effect on its financial statements.

2.	Change in Accounting Principle – Turnarounds

During the fourth quarter of 2006, the Company changed its accounting method for the costs of turnarounds from the accrual method to the deferral method.  Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment.  Under the deferral accounting method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs.  The new method of accounting for turnarounds was adopted in order to adhere to FSP No. AUG AIR-1 “Accounting for Planned Major Maintenance Activities” which prohibits the accrual method of accounting for planned major maintenance activities.  The Company elected to early adopt the FSP in the fourth quarter of 2006.  The comparative financial statements for the nine months and three months ended September 30, 2006 have been adjusted to apply the new method retrospectively. These deferred costs are included in the Company’s Condensed Consolidated Balance Sheets in “Deferred turnaround costs.”  The amortization expenses are included in “Refinery operating expenses, excluding depreciation” in the Company’s Condensed Consolidated Statements of Income.  The amortization expenses are included in the Company’s Condensed Consolidated Statements of Cash Flows in “Depreciation, accretion and amortization.”  The following condensed consolidated financial statement line items for the nine months and three months ending September 30, 2006 were affected by the change in accounting principle.

	Nine Months Ended September 30, 2006			Three Months Ended September 30, 2006
	As Originally Reported	As Adjusted	Change	As Originally Reported	As Adjusted	Change
	(in thousands)
Condensed Consolidated Statements of Income:
Refinery operating expenses, excluding depreciation	$211,703	$203,808	$(7,895)	$68,188	$63,927	$(4,261)

Income before income taxes	494,308	502,203	7,895	178,822	183,083	4,261
Provision for income taxes	172,462	175,360	2,898	57,938	59,457	1,519
Net income	$321,846	$326,843	$4,997	$120,884	$123,626	$2,742

Basic earnings per share	$2.87	$2.92	$0.05	$1.09	$1.11	$0.02

Diluted earnings per share	$2.85	$2.89	$0.04	$1.08	$1.10	$0.02

Condensed Consolidated Statements of Cash Flows:
Net income	$321,846	$326,843	$4,997
Adjustments to reconcile net income to net income from operating activities:
Depreciation, accretion and amortization	30,046	39,874	9,828
Deferred income taxes	2,451	5,349	2,898
Changes in deferred costs and other assets	(8,231)	(19,326)	(11,095)
Increase (decrease) in long-term accrued liabilities	13,901	9,112	(4,789)
Changes in working capital from operations	(85,656)	(87,495)	(1,839)

Net cash provided by operating activities	283,413	283,413	-

3.      Inventories

Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first-in, first-out (“FIFO”) basis or market.  Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost.  Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned.  These include unfinished gasoline and diesel, blend stocks and other feedstocks.  Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products.  Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values.  Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts.  The net exchange balance is included in inventory.  Inventories of materials and supplies and process chemicals are recorded at the lower of average cost or market.  Crude oil inventories, unfinished product inventories and finished product inventories are used to secure financing for operations under the Company’s revolving credit facility.  The components of inventory as of September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)
Crude oil	$206,811	$182,215
Unfinished products	120,206	84,682
Finished products	98,193	89,457
Process chemicals	913	1,009
Repairs and maintenance supplies and other	18,814	17,213
	$444,937	$374,576

4.      Treasury Stock

The Company accounts for its treasury stock under the cost method on a FIFO basis.  In November 2006, the Company’s Board of Directors approved a $100 million share repurchase program, which replaced all existing repurchase authorizations, and was utilized for share repurchases in the nine months ended September 30, 2007 (no shares had been repurchased under this new program as of December 31, 2006).  On April 24, 2007, the Company announced a $100 million increase to the existing $100 million share repurchase authorization.  An additional $100 million increase was announced on August 29, 2007 bringing the total share repurchase authorization to $300 million.  During the nine months ended September 30, 2007, the Company purchased 5,423,100 shares ($199.4 million) in open market transactions.  At September 30, 2007, the remaining authorization for repurchases was $100.6 million.  A portion of the shares of stock which were purchased during the second and third quarters of 2007 were canceled instead of being held as treasury stock.  Thus 2,658,900 shares ($103.0 million) were canceled, resulting in a reduction of common stock by $67,000 and retained earnings by $102.9 million as of September 30, 2007.  Subsequent to September 30, 2007 through November 7, 2007, the Company purchased an additional 473,500 shares ($20.6 million) in open market transactions under the share repurchase authorizations.
During the nine months ended September 30, 2007, the Company received 1,809 shares ($55,000) of its common stock, now held as treasury stock, from employees in stock swaps where mature stock is surrendered by the employees to exercise their stock options, as provided by the Company’s stock-based compensation plan.  The Company also received during the nine months ended September 30, 2007, 122,176 shares ($4.8 million) of its common stock, now held as treasury stock, from employees to cover withholding taxes on stock-based compensation.  As of September 30, 2007, the Company had 25,952,215 shares of treasury stock.

5.      Stock-based Compensation

Stock-based compensation costs and income tax benefits recognized in the Condensed Consolidated Statements of Income for the nine months and three months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Restricted shares and units	$5,362	$6,702	$1,486	$1,974
Stock options	1,289	1,534	223	575
Performance-based awards	10,108	4,556	2,960	2,734
Stock grant to retiring executive (3,030 shares)	-	90	-	-
Total stock-based compensation expense	$16,759	$12,882	$4,669	$5,283
Income tax benefit recognized in the income statement	$6,368	$4,895	$1,774	$2,008

Omnibus Incentive Compensation Plan.  The Company’s Omnibus Incentive Compensation Plan (the “Plan”) is a broad-based incentive plan that provides for granting stock options, stock appreciation rights (“SAR”), restricted stock awards, performance awards, stock units, bonus shares, dividend equivalent rights, other stock-based awards and substitute awards (“Awards”) to employees, consultants and non-employee directors of the Company.  As of September 30, 2007, 6,191,654 shares remain available to be awarded under the Plan assuming maximum payout is achieved on the performance awards made in 2007 (see “Performance Awards” below).  For purposes of determining compensation expense, forfeitures are estimated at the time Awards are granted based on historical average forfeiture rates and the group of individuals receiving those Awards. The Plan provides that the source of shares for Awards may be either newly issued shares or treasury shares.  For the nine months ended September 30, 2007, treasury shares were re-issued for restricted stock awards and for shares issued due to the exercise of stock options.  As of September 30, 2007, there was $24.3 million of total unrecognized compensation cost related to Awards issued under the Plan, including costs for stock options, restricted stock, restricted stock units and performance-based awards.  This amount is expected to be recognized as expense over a weighted-average period of 2.1 years.

Stock Options.  Stock option changes during the nine months ended September 30, 2007 are presented below:

	Number of Awards	Weighted-Average Exercise Price	Aggregate Intrinsic Value of Options (in thousands)
Outstanding at beginning of period	1,032,126	$16.3104
Granted	-	-
Exercised or issued	(340,171)	5.9172
Expired or forfeited	(10,774)	29.3850
Outstanding at end of period	681,181	21.2938	$13,859
Vested or expected to vest at end of period	670,262		$13,726
Exercisable at end of period	325,741	12.4649	$9,504

The Company received $2.0 million of cash for stock options exercised during the nine months ended September 30, 2007.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2007 was $11.5 million.  The Company realized $4.4 million and $8.4 million of income tax benefit, nearly all of which was excess income tax benefit, for the nine months ended September 30, 2007 and 2006, respectively, related to exercises of stock options.  Excess income tax benefits are the benefits from additional deductions that are allowed for income tax purposes but exceed the expenses recorded in the financial statements.  These excess income tax benefits are recorded as an increase to paid-in capital, and the majority of these amounts are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes information about stock options outstanding at September 30, 2007:

Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Exercise Price	Exercisable
460,581	3.57	$ 29.3850	105,141
105,000	1.40	4.6625	105,000
115,600	0.39	4.1625	115,600

Restricted Shares and Restricted Stock Units.  The following table summarizes the changes in the Company’s restricted shares and restricted stock units during the nine months ended September 30, 2007:

Restricted Share Awards	Shares/Units	Weighted-Average Grant-Date Market Value
Nonvested at January 1, 2007	713,026	$18.5465
Granted	127,762	30.3280
Conversion of stock unit awards	657,232	29.3850
Vested	(366,523)	24.6441
Forfeited	(29,671)	24.0291
Nonvested at September 30, 2007	1,101,826	24.2017

The total fair value of restricted shares and restricted stock units which vested during the nine months ended September 30, 2007 was $14.2 million, and the Company realized $5.4 million of income tax benefit related to these vestings, of which $2.0 million was excess income tax benefit.  The total fair value of restricted shares and restricted stock units which vested during the nine months ended September 30, 2006 was $4.3 million, and the Company realized $1.6 million of income tax benefit related to these vestings, of which $710,000 was excess income tax benefit.
In February 2007, following certification by the Compensation Committee of the Company’s Board of Directors that specified performance criteria had been achieved for the year ended December 31, 2006, the Company issued 657,232 shares of restricted stock in connection with the April 2006 grant of performance stock unit awards.  One-third of this restricted stock vested on June 30, 2007, one-third will vest on June 30, 2008 and the final one-third will vest on June 30, 2009. The Company issued 30,800 restricted stock units to its Board of Directors on January 31, 2007, which will vest on December 31, 2007.  In the nine months ended September 30, 2007, an additional 96,962 shares of restricted stock were issued to employees, of which 727 shares are now vested for early retirement of an employee and 2,575 shares were forfeited due to an employee’s departure.  The remaining 93,660 shares will vest 25% in March 2008, 25% in March 2009 and the final 50% in March 2010.

Performance Awards.  In the nine months ended September 30, 2007, the Company issued 366,013 (net of forfeits) performance stock unit awards which could result in up to 125% of that amount in stock being issued should specified performance criteria be met for 2007.  The Company also issued 182,987 (net of forfeits) performance stock unit awards which could result in up to 125% of that amount in stock being issued should performance criteria be met for a three-year period ending December 31, 2009.  When common stock dividends are declared by the Company’s Board of Directors, dividend equivalents (on the stock unit awards) and dividends (once the stock unit awards are converted to restricted stock) are accrued but are not paid until the restricted stock vests.  The stock unit awards are valued at the market value on the date of grant and amortized to compensation expense on a straight-line basis over the nominal vesting period, adjusted for retirement-eligible employees, as required under FAS No. 123(R), “Share-Based Payment.”

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
The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery.  Eligible employees are employees hired by the El Dorado Refinery before certain defined dates and who satisfy certain age and service requirements.  Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare.  Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans are unfunded as of September 30, 2007.  The post-retirement healthcare plan requires retirees to pay between 20% and 40% of total healthcare costs based on age and length of service.  The plan’s prescription drug benefits are at least equivalent to Medicare Part D benefits.  Post-retirement healthcare benefits provided for Medicare eligible retirees were reduced effective December 31, 2006 to levels stipulated at the time of the El Dorado Refinery acquisition.

The following table sets forth the net periodic benefit costs recognized for these benefit plans in the Company’s Condensed Consolidated Statements of Income for the nine months and three months ended September 30, 2007 and 2006:

	Nine Months Ended September 30,		Three Months Ended September 30,
Pension Benefits	2007	2006	2007	2006
	(in thousands)
Service cost	$-	$-	$-	$-
Interest cost	426	407	142	135
Expected return on plan assets	(558)	(502)	(186)	(167)
Amortization of plan amendments	-	-	-	-
Recognized net actuarial loss	-	-	-	-
Net periodic benefit cost	$(132)	$(95)	$(44)	$(32)

	Nine Months Ended		Three Months Ended
Post-retirement healthcare and	September 30,		September 30,
other benefits	2007	2006	2007	2006
	(in thousands)
Service cost	$564	$940	$188	$313
Interest cost	1,208	1,661	403	554
Expected return on plan assets	-	-	-	-
Amortization of plan amendments	(1,407)	-	(469)	-
Recognized net actuarial loss	853	1,113	284	371
Net periodic benefit cost	$1,218	$3,714	$406	$1,238

As of September 30, 2007, the Company had contributed $344,333 to its cash balance pension plan in 2007, and is not required to make additional contributions during 2007.

7.      Price Risk Management Activities

The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production.  The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with creditworthy counterparties.  The Company believes that there is minimal credit risk with respect to its counterparties.  The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As such, gains or losses on commodity derivative contracts accounted for as fair value hedges are recognized in the related inventory in “Inventory of crude oil, products and other” on the Condensed Consolidated Balance Sheets and ultimately, when the inventory is charged or sold, in “Raw material, freight and other costs” on the Condensed Consolidated Statements of Income.  Gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” on the Condensed Consolidated Statements of Income at each period end.  The Company has derivative contracts which it holds directly and also derivative contracts, in connection with its crude oil purchase and sale contract, held on Frontier’s behalf by Utexam Limited (“Utexam”), a wholly-owned subsidiary of BNP Paribas Ireland.  The market value of open derivative contracts is included on the Condensed Consolidated Balance Sheets in “Derivative liabilities” when the unrealized value is a loss ($23.9 million at September 30, 2007), or in “Other current assets” when the unrealized value is a gain ($2.5 million at December 31, 2006.)

Mark-to-market activities
During the nine months ended September 30, 2007 and 2006, the Company (directly or indirectly) had the following derivative activities which, while economic hedges, were not accounted for as hedges and whose gains or losses are reflected in “Other revenues” on the Condensed Consolidated Statements of Income:

●
Crude purchases in-transit.  As of September 30, 2007, the Company had open derivative contracts held on Frontier’s behalf by Utexam on 726,000 net barrels of crude oil to hedge in-transit Canadian crude oil costs.  As of September 30, 2007, these positions had unrealized losses of $5.1 million.  During the nine months ended September 30, 2007 and 2006, the Company reported in “Other revenues” $6.7 million in net losses, and $9.5 million in net gains, respectively, on positions to hedge in-transit crude oil, mainly Canadian crude oil for the El Dorado Refinery.  During the three months ended September 30, 2007 and 2006, the Company reported in “Other revenues” $8.5 million in net losses and $7.6 million in net gains, respectively, on positions to hedge in-transit crude oil, mainly Canadian crude oil for the El Dorado Refinery.

•
Derivative contracts on crude oil to hedge excess intermediate, normal butane, finished product and excess crude oil inventory for both the Cheyenne and El Dorado Refineries.  As of September 30, 2007, the Company had open derivative contracts on 2.1 million barrels of crude oil to hedge crude oil, intermediate and finished product inventories.  At September 30, 2007, these positions had net unrealized losses of $18.9 million.  During the nine months ended September 30, 2007 and 2006, the Company reported in “Other revenues” $29.0 million and $9.9 million, respectively, in net losses on these types of positions.  During the three months ended September 30, 2007 and 2006, the Company reported in “Other revenues” $23.5 million and $12.6 million, respectively, in net losses on these types of positions.

Hedging activities
During the nine months ended September 30, 2007, the Company had no derivative contracts that were designated and accounted for as hedges.  During the nine months ended September 30, 2006, the Company had the following derivatives which were appropriately designated and accounted for as hedges:

•
Crude purchases in-transit.  During the nine months ended September 30, 2006, the Company recorded $10.9 million in net losses on derivative contracts to hedge in-transit Canadian crude oil, primarily for the El Dorado Refinery, of which $15.0 million increased crude costs (“Raw material, freight and other costs”) and $4.1 million increased income as reflected in “Other revenues” in the Condensed Consolidated Statements of Income for the ineffective portion of these hedges.  During the three months ended September 30, 2006, crude costs (“Raw material, freight and other costs”) increased by $2.1 million due to net losses on derivative contracts to hedge in-transit Canadian crude oil, primarily for the El Dorado Refinery.

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
The Environmental Protection Agency (“EPA”) has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continues through 2008, with special provisions for small business refiners such as Frontier.  As allowed by subsequent regulation, Frontier elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until January 1, 2011 by complying with the highway ultra low sulfur diesel standard by June 2006.  The Cheyenne Refinery has spent approximately $28.9 million (including capitalized interest) to meet the interim gasoline sulfur standard, which was required by January 1, 2004.  To meet final federal gasoline sulfur standards, the Company has identified expenditures of $9.6 million in new process unit capacity plus $10.5 million for intermediate inventory handling at the Cheyenne Refinery.  However, new federal benzene regulations and anticipated state requirements for reduction in Reid Vapor Pressure (“RVP”) suggest a comprehensive capital program to address all three regulatory requirements for gasoline producers.  The Company is presently estimating the total cost in connection with an overall compliance strategy for the Cheyenne Refinery.  Total capital expenditures estimated as of September 30, 2007 for the El Dorado Refinery to comply with the final gasoline sulfur standard are approximately $83 million, including capitalized interest, and are expected to be incurred between 2007 and 2009.  As of September 30, 2007, $5.5 million of the estimated $83 million has been incurred.   Substantially all of the estimated $83 million of expenditures relates to the Company’s El Dorado Refinery gasoil hydrotreater revamp project.  The gasoil hydrotreater revamp project will address most of the El Dorado Refinery’s modifications needed to achieve gasoline sulfur compliance, and the Company anticipates this project will provide a substantial economic benefit.
On June 29, 2004, the EPA promulgated regulations designed to reduce emissions from the combustion of diesel fuel in non-road applications such as mining, agriculture, locomotives and marine vessels.  Prior to June 30, 2006, the Company manufactured and sold approximately 6,000 bpd of non-road diesel fuel from the El Dorado Refinery.  Small refiners, such as Frontier, are allowed to either postpone the investment required to meet the new lower sulfur limits or, if the small refiner chooses to meet the new sulfur limit on the national schedule, to increase their gasoline sulfur limits by 20%.  Frontier chose to install equipment to desulfurize all of its diesel fuel, including non-road, to meet the 15 parts per million (“ppm”) sulfur standard by June 2006, resulting in early compliance with the non-road diesel standard.
The Company had available to sell or use at its El Dorado Refinery 68,672 gasoline sulfur credits at December 31, 2006 generated by its Cheyenne Refinery as a result of the Cheyenne Refinery producing gasoline with a lower sulfur content than the small refiner EPA requirement.  In the second quarter of 2007, Frontier sold 34,748 of the 68,672 available sulfur credits for total proceeds of $4.8 million recorded in “Other revenue” on the Condensed Consolidated Statements of Income for the nine months ended September 30, 2007.

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
The Initiative has caused many refiners to enter into consent decrees typically requiring substantial expenditures for penalties and the installation of additional pollution control equipment.  In anticipation of such a consent decree, the Company has undertaken certain modifications at each of the Company’s Refineries.  At the Cheyenne Refinery, the Company has spent $4.6 million on the flare gas recovery system which was completed in 2006.  At the El Dorado Refinery, through September 30, 2007, the Company had incurred $4.5 million, and it expects to spend an additional $200,000 during the fourth quarter of 2007, to complete the flare gas recovery system.  Settlement negotiations with the EPA and state regulatory agencies regarding additional regulatory issues associated with the Initiative are underway.  The Company now estimates that, in addition to the flare gas recovery systems discussed above, capital expenditures totaling approximately $56 million at the Cheyenne Refinery and $70 million at the El Dorado Refinery ($4.7 million of the $70 million had been incurred as of September 30, 2007) will be required prior to 2015 to satisfy these issues.  Notwithstanding these anticipated regulatory settlements, many of these same expenditures would be required for the Company to implement its planned facility expansions.  In addition to the capital costs described above, the EPA has proposed a civil penalty in the amount of $1.9 million as of September 30, 2007, to be discounted for a related $100,000 penalty and associated supplemental environment project (“SEP”) paid to the State of Wyoming in 2005 and further offset up to 50 percent by the completion of mutually agreed upon additional SEPs.  The Company has made an accrual for the adjusted estimated penalty at September 30, 2007 and expects a final settlement of this issue before the end of 2007.
The EPA has promulgated regulations to enact the provisions of the Energy Policy Act of 2005 regarding mandated blending of renewable fuels in gasoline.  The Act requires gasoline refiners, blenders and importers, as a group, to blend increasing amounts of ethanol in the country’s gasoline supply, beginning in 2006 with 4.0 billion gallons and escalating to 7.5 billion gallons in 2012.  The Company, as a small refiner, will be exempt until 2012 from these requirements. While not yet enacted or promulgated, other pending legislation or regulation regarding the mandated use of alternative or renewable fuels and/or the reduction of greenhouse gas emissions from either transportation fuels or manufacturing processes is under consideration by the U.S. Congress and certain federal regulatory agencies.  If enacted or promulgated, these requirements may impact the operations of the Company.
On February 26, 2007, the EPA promulgated regulations limiting the amount of benzene in gasoline.  These regulations take effect for large refiners on January 1, 2011 and for small refiners, such as Frontier, on January 1, 2015.  While not yet estimated, the Company anticipates that potentially material capital expenditures may be necessary to achieve compliance with the new regulation at its Cheyenne Refinery as discussed above.  Gasoline manufactured at the El Dorado Refinery typically contains benzene concentrations near the new standard.  The Company therefore believes that necessary compliance expenditures at the El Dorado Refinery will be substantially less than those at its Cheyenne Refinery.
As is the case with companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that the Company may have manufactured, handled, used, released or disposed.

Cheyenne Refinery.  The Company is party to an agreement with the State of Wyoming requiring investigation and interim remediation actions at the Cheyenne Refinery’s property that may have been impacted by past operational activities.  As a result of past and ongoing investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects totaling approximately $4.0 million.  In addition, the Company estimates that an ongoing groundwater remediation program will be required for approximately ten more years.  As of September 30, 2007 and December 31, 2006, the Company had a reserve included on the Condensed Consolidated Balance Sheets in “Accrued liabilities and other” and “Other long-term liabilities” of $2.0 million for environmental liabilities reflecting the estimated present value of these expenditures ($250,000 annual cost for 10 years assuming a 3% inflation rate and discounted at a rate of 7.0%).  In addition to this reserve, the Company had accrued a total of $4.8 million as of September 30, 2007 ($600,000 in “Accrued liabilities and other” and $4.2 million in “Other long-term liabilities”) and $5.0 million as of December 31, 2006 (included in “Other long-term liabilities”), for the cleanup of a waste water treatment pond located on land historically leased from an adjacent landowner.  The Company allowed the lease to expire and ceased use of the pond on the scheduled expiration date of June 30, 2006.  The waste water pond will be cleaned up pursuant to the aforementioned agreement with the State of Wyoming. Depending upon the results of the ongoing investigation, or by a subsequent administrative order or permit, additional remedial action and costs could be required.
The Company has completed the negotiation of a settlement of a Notice of Violation (“NOV”) from the Wyoming Department of Environmental Quality alleging non-compliance with certain refinery waste management requirements.  The Company has estimated that the capital cost for required corrective measures will be approximately $1.5 million.  In addition, the Company had accrued an additional $1.2 million for expense work as of September 30, 2007 (included in “Accrued liabilities and other” on the Condensed Consolidated Balance Sheets) and December 31, 2006 (included in “Other long-term liabilities”).  A negotiated penalty in the amount of $631,000 has been paid as part of the settlement of this NOV.
Pursuant to an agreement with the City of Cheyenne, the Company will contribute $1.5 million toward a project (estimated to take place in 2008) to relocate a city storm water conveyance pipe, which is presently located on Refinery property and therefore is potentially subject to contaminants from Refinery operations.  The estimated relocation cost of $1.1 million is included in “Accrued liabilities and other” and $375,000 is included in “Other long-term liabilities” on the Condensed Consolidated Balance Sheets as of September 30, 2007, and $1.5 million was included in “Accrued liabilities and other” as of December 31, 2006.

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

9.      Litigation

Beverly Hills Lawsuits.  On October 12, 2007 the Company announced that it had reached agreement in principle on the terms of a settlement with the attorneys for the plaintiffs in the Beverly Hills lawsuits.  Under the terms of the settlement, the plaintiffs will receive $10.0 million from the Company, its subsidiary and its insurance provider.  Frontier’s share of the cost is approximately $6.3 million, which will be funded from the Company’s commutation account with the insurance provider. Once a settlement agreement is finalized between the plaintiffs and the Company and its subsidiary, including releases by the plaintiffs, the settlement will be subject to approval by the Los Angeles Superior Court.  Following court approval, the settlement should resolve all of the litigation against the Company and its subsidiary currently pending in both the Los Angeles Superior Court and the California Court of Appeal.  The five paragraphs which follow provide a detailed account of the Beverly Hills litigation and associated insurance coverage.
A Frontier subsidiary, Wainoco Oil & Gas Company, owned and operated an interest in an oil field in the Los Angeles, California metropolitan area from 1985 to 1995.  The production facilities for that oil field are located at the campus of the Beverly Hills High School.  In April 2003, a law firm began filing claims against the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from the oil field or the production facilities caused cancers or various other health problems in those individuals.  Wainoco Oil & Gas Company and Frontier have been named in seven such suits: Moss et al. v. Venoco, Inc. et al., filed in June 2003; Ibraham et al. v. City of Beverly Hills et al., filed in July 2003; Yeshoua et al. v. Venoco, Inc. et al., filed in August 2003; Jacobs v. Wainoco Oil & Gas Company et al., filed in December 2003; Bussel et al. v. Venoco, Inc. et al., filed in January 2004; Steiner et al. v. Venoco, Inc. et al., filed in May 2004; and Kalcic et al. v. Venoco, Inc. et al., filed in April 2005.  Of the approximately 1,025 plaintiffs in the seven lawsuits, Wainoco Oil & Gas Company and Frontier are named as defendants by approximately 450 of those plaintiffs.  Other defendants in these lawsuits include the Beverly Hills Unified School District, the City of Beverly Hills, three other oil and gas companies (and their related companies), and one company (and its related companies) involved in owning or operating a power plant adjacent to the Beverly Hills High School.  The lawsuits include claims for personal injury, wrongful death, loss of consortium and/or fear of contracting diseases, and also ask for punitive damages.  No dollar amounts of damages have been specified in any of the lawsuits.  The seven lawsuits and two lawsuits that do not name Wainoco Oil & Gas Company or Frontier as defendants have been consolidated and are pending before a judge on the complex civil litigation panel in the Superior Court of the State of California for the County of Los Angeles.  A case management order was entered pursuant to which 12 plaintiffs were selected as the initial group of plaintiffs to proceed to trial.
The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility.  Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills High School students, school employees or area residents.  Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from a highly-rated insurance company covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date.  The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity.  In October 2003, the Company paid $6.25 million to the insurance company for loss mitigation insurance and also funded with the insurance company a commutation account of approximately $19.5 million, which is funding the first costs incurred under the policy including, but not limited to, the costs of defense of the claims.  The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million.  As of September 30, 2007, the commutation account balance was approximately $6.3 million and was included in current assets on the Condensed Consolidated Balance Sheet.  The Company also has been seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period. The Company has reached a settlement on some of the policies and is continuing to pursue coverage efforts on other policies.
On October 27, 2006, the Los Angeles Superior Court granted summary judgment in favor of the parent, Frontier Oil Corporation.  As a result of this order, the plaintiffs in all of the lawsuits in which Frontier is a defendant can no longer prosecute claims against Frontier Oil Corporation, either for Frontier Oil Corporation’s alleged direct liability or for any of the plaintiffs’ claims against its subsidiary.  The order does not affect unresolved indemnity claims asserted by or against Frontier Oil Corporation.  In addition, on November 22, 2006, the Court entered a ruling granting summary judgment in favor of all of the defendants, including Wainoco Oil & Gas Company and Frontier Oil Corporation, against the initial 12 trial plaintiffs.  A final judgment was entered by the Los Angeles Superior Court on January 31, 2007 that included the ruling in favor of Frontier Oil Corporation in October and the ruling in favor of all of the defendants in November.  The plaintiffs’ notice of appeal from this final judgment was filed March 29, 2007 and is currently pending before the California Court of Appeal.
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
In accordance with FAS No. 5, “Accounting for Contingencies,” Frontier accrued as of September 30, 2007 the $10.0 million settlement (“Accrued Beverly Hills litigation settlement” on the Condensed Consolidated Balance Sheet) because it is probable and reasonably estimable, as well as an expense of $6.3 million (included in “Selling and general expense, excluding depreciation” on the Condensed Consolidated Statement of Income) and a receivable from insurance providers of $3.7 million (included in “Other receivables” on the Condensed Consolidated Balance Sheet).  Frontier does not believe that any potential future claims or litigation, by which similar or related claims may be asserted against the Company or its subsidiary, will result in any material liability or have any material adverse effect upon the Company.
Other.  The Company is also involved in various other lawsuits which are incidental to its business.  In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

10.             Other Contingencies

El Dorado Earn-out Payments.  On November 16, 1999, Frontier acquired the crude oil refinery located in El Dorado, Kansas from Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”).  Under the provisions of the purchase and sale agreement, the Company is required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s revenues less its material costs and operating costs, other than depreciation.  The total amount of these contingent earn-out payments is capped at $40.0 million, with an annual cap of $7.5 million.  Any contingent earn-out payment will be recorded as an additional acquisition cost when determinable.  A contingent earn-out payment of $7.5 million was required based on 2006 results, and was accrued at December 31, 2006 and paid in January 2007.  Based on the results of operations for the nine months ended September 30, 2007, it is probable that a payment will be required in early 2008, and the entire $7.5 million was accrued as of September 30, 2007.  Including the expected payment to be made in early 2008, which will be the last payment under this agreement, the Company will have paid a total of $37.5 million for contingent earn-out payments.

11.            Sale of Assets

On September 28, 2007, Frontier sold its 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in two crude oil tanks in Guernsey, Wyoming for a gain on sale of assets of $17.3 million.

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

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2007
(Unaudited, in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$3,899,464	$-	$-	$3,899,464
Other	2	(30,395)	32	-	(30,361)
	2	3,869,069	32	-	3,869,103

Costs and expenses:
Raw material, freight and other costs	-	2,900,169	-	-	2,900,169
Refinery operating expenses, excluding depreciation	-	210,359	-	-	210,359
Selling and general expenses, excluding depreciation	24,850	17,005	-	-	41,855
Depreciation, accretion and amortization	47	38,201	-	(285)	37,963
Gain on sale of assets	2,028	(17,260)	-	-	(15,232)
	26,925	3,148,474	-	(285)	3,175,114

Operating income (loss)	(26,923)	720,595	32	285	693,989

Interest expense and other financing costs	9,474	3,161	-	(5,606)	7,029
Interest and investment income	(8,573)	(9,124)	-	-	(17,697)
Equity in earnings of subsidiaries	(732,030)	-	-	732,030	-
	(731,129)	(5,963)	-	726,424	(10,668)

Income before income taxes	704,206	726,558	32	(726,139)	704,657
Provision for income taxes	248,498	257,005	11	(256,565)	248,949
Net income	$455,708	$469,553	$21	$(469,574)	$455,708

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2006 As Adjusted (Note 2)
(Unaudited, in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$3,683,584	$-	$-	$3,683,584
Other	4	25,043	55	-	25,102
	4	3,708,627	55	-	3,708,686

Costs and expenses:
Raw material, freight and other costs	-	2,939,309	-	-	2,939,309
Refinery operating expenses, excluding depreciation	-	203,808	-	-	203,808
Selling and general expenses, excluding depreciation	21,083	15,740	-	-	36,823
Depreciation, accretion and amortization	65	30,293	-	(312)	30,046
Gain on sale of asset	(8)	-	-	-	(8)
	21,140	3,189,150	-	(312)	3,209,978

Operating income (loss)	(21,136)	519,477	55	312	498,708

Interest expense and other financing costs	8,912	2,807	-	(2,821)	8,898
Interest and investment income	(8,479)	(3,914)	-	-	(12,393)
Equity in earnings of subsidiaries	(523,177)	-	-	523,177	-
	(522,744)	(1,107)	-	520,356	(3,495)

Income before income taxes	501,608	520,584	55	(520,044)	502,203
Provision for income taxes	174,765	181,666	19	(181,090)	175,360
Net income	$326,843	$338,918	$36	$(338,954)	$326,843

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$1,418,270	$-	$-	$1,418,270
Other	-	(31,761)	11	-	(31,750)
		1,386,509	11	-	1,386,520

Costs and expenses:
Raw material, freight and other costs	-	1,095,364	-	-	1,095,364
Refinery operating expenses, excluding depreciation	-	69,382	-	-	69,382
Selling and general expenses, excluding depreciation	10,934	6,306	-	-	17,240
Depreciation, accretion and amortization	14	14,808	-	(52)	14,770
Gain on sale of assets	-	(17,260)	-	-	(17,260)
	10,948	1,168,600	-	(52)	1,179,496

Operating income (loss)	(10,948)	217,909	11	52	207,024

Interest expense and other financing costs	3,203	959	-	(2,081)	2,081
Interest and investment income	(3,231)	(2,819)	-	-	(6,050)
Equity in earnings of subsidiaries	(221,532)	-	-	221,532	-
	(221,560)	(1,860)	-	219,451	(3,969)

Income before income taxes	210,612	219,769	11	(219,399)	210,993
Provision for income taxes	73,387	76,948	4	(76,571)	73,768
Net income	$137,225	$142,821	$7	$(142,828)	$137,225

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2006 As Adjusted (Note 2)
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated

Revenues:
Refined products	$-	$1,360,875	$-	$-	$1,360,875
Other	-	20,224	28	-	20,252
	-	1,381,099	28	-	1,381,127

Costs and expenses:
Raw material, freight and other costs	-	1,110,214	-	-	1,110,214
Refinery operating expenses, excluding depreciation	-	63,927	-	-	63,927
Selling and general expenses, excluding depreciation	9,119	5,975	-	-	15,094
Depreciation, accretion and amortization	22	11,182	-	(66)	11,138
Gain on sale of asset	(8)	-	-	-	(8)
	9,133	1,191,298	-	(66)	1,200,365

Operating income (loss)	(9,133)	189,801	28	66	180,762

Interest expense and other financing costs	2,998	1,070	-	(452)	3,616
Interest and investment income	(3,741)	(2,196)	-	-	(5,937)
Equity in earnings of subsidiaries	(191,188)	-	-	191,188	-
	(191,931)	(1,126)	-	190,736	(2,321)

Income before income taxes	182,798	190,927	28	(190,670)	183,083
Provision for income taxes	59,172	62,516	19	(62,250)	59,457
Net income	$123,626	$128,411	$9	$(128,420)	$123,626

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of September 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$237,443	$195,218	$-	$-	$432,661
Trade and other receivables	4,321	172,928	-	-	177,249
Receivable from affiliated companies	-	2,648	283	(2,931)	-
Inventory	-	444,937	-	-	444,937
Deferred tax assets	5,446	10,873	-	(10,873)	5,446
Commutation account	6,281	-	-	-	6,281
Other current assets	3,137	11,133	-	-	14,270
Total current assets	256,628	837,737	283	(13,804)	1,080,844

Property, plant and equipment, at cost	1,121	1,033,108	-	1,150	1,035,379
Less - accumulated depreciation and amortization	929	310,907	-	(8,001)	303,835
	192	722,201	-	9,151	731,544
Deferred costs and other assets	3,029	42,973	-	-	46,002
Deferred financing costs, net	1,931	278	-	-	2,209
Prepaid insurance, net	1,211	-	-	-	1,211
Other intangible asset, net	-	1,237	-	-	1,237
Investment in subsidiaries	1,096,937	-	-	(1,096,937)	-
Total assets	$1,359,928	$1,604,426	$283	$(1,101,590)	$1,863,047

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$242	$412,687	$-	$-	$412,929
Payable to affiliated companies	2,931	-	-	(2,931)	-
Accrued income taxes	16,708	-	-	-	16,708
Accrued interest	4,969	64	-	-	5,033
Accrued El Dorado Refinery contingent earn-out payment	-	7,500	-	-	7,500
Accrued dividends	5,707	-	-	-	5,707
Accrued liabilities and other	10,542	44,833	189	-	55,564
Total current liabilities	41,099	465,084	189	(2,931)	503,441

Long-term debt	150,000	-	-	-	150,000
Contingent income tax liabilities	30,576	1,089	-	-	31,665
Long-term accrued and other liabilities	2,924	40,691	-	-	43,615
Deferred income taxes	97,661	103,940	-	(103,940)	97,661
Payable to affiliated companies	-	6,730	66	(6,796)	-

Shareholders’ equity	1,037,668	986,892	28	(987,923)	1,036,665
Total liabilities and shareholders’ equity	$1,359,928	$1,604,426	$283	$(1,101,590)	$1,863,047

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

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$455,708	$469,553	$21	$(469,574)	$455,708
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(732,030)	-	-	732,030	-
Depreciation, accretion and amortization	47	48,737	-	(285)	48,499
Deferred income taxes	220	-	-	-	220
Stock-based compensation expense	16,759	-	-	-	16,759
Excess income tax benefits of stock-based compensation	(6,109)	-	-	-	(6,109)
Income taxes eliminated in consolidation	-	256,554	11	(256,565)	-
Deferred financing cost amortization	362	236	-	-	598
Gain (loss) on sale of assets	2,028	(17,260)	-	-	(15,232)
Amortization of long-term prepaid insurance	909	-	-	-	909
Long-term commutation account	1,009	-	-	-	1,009
Increase in long-term accrued liabilities	30,225	(1,710)	-	-	28,515
Changes in deferred costs and other assets	(295)	(21,817)	-	-	(22,112)
Changes in working capital from operations	(5,289)	(47,123)	-	(3,436)	(55,848)
Net cash provided by (used in) operating activities	(236,456)	687,170	32	2,170	452,916

Cash flows from investing activities:
Additions to property, plant and equipment	(4,310)	(222,728)	-	(2,170)	(229,208)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Other acquisitions and leasehold improvements	-	(3,144)	-	-	(3,144)
Proceeds from sale of assets	2,290	19,950	-	-	22,240
Net cash used in investing activities	(2,020)	(213,422)	-	(2,170)	(217,612)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,958	-	-	-	1,958
Purchase of treasury stock	(204,113)	-	-	-	(204,113)
Dividends paid	(12,010)	-	-	-	(12,010)
Excess income tax benefits of stock-based compensation	6,109	-	-	-	6,109
Other	-	(66)	-	-	(66)
Intercompany transactions	468,926	(468,894)	(32)	-	-
Net cash provided by (used in) financing activities	260,870	(468,960)	(32)	-	(208,122)
Increase in cash and cash equivalents	22,394	4,788	-	-	27,182
Cash and cash equivalents, beginning of period	215,049	190,430	-	-	405,479
Cash and cash equivalents, end of period	$237,443	$195,218	$-	$-	$432,661

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2006 As Adjusted (Note 2)
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$326,843	$338,918	$36	$(338,954)	$326,843
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(523,177)	-	-	523,177	-
Depreciation, accretion and amortization	65	40,121	-	(312)	39,874
Deferred income taxes	5,349	-	-	-	5,349
Stock-based compensation expense	12,882	-	-	-	12,882
Excess income tax benefits of share-based compensation	(8,796)	-	-	-	(8,796)
Income taxes eliminated in consolidation	-	181,071	19	(181,090)	-
Deferred financing cost amortization	362	236	-	-	598
Gain on sale of asset	(8)	-	-	-	(8)
Amortization of long-term prepaid insurance	909	-	-	-	909
Long-term commutation account	3,471	-	-	-	3,471
Increase in long-term accrued liabilities	697	8,415	-	-	9,112
Changes in deferred costs and other assets	(701)	(18,625)	-	-	(19,326)
Changes in working capital from operations	18,485	(104,619)	-	(1,361)	(87,495)
Net cash provided by (used in) operating activities	(163,619)	445,517	55	1,460	283,413

Cash flows from investing activities:
Additions to property, plant and equipment	(88)	(92,070)	-	(1,460)	(93,618)
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Proceeds from sale of assets	8	-	-	-	8
Net cash used in investing activities	(80)	(99,570)	-	(1,460)	(101,110)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,644	-	-	-	3,644
Purchase of treasury stock	(90,147)	-	-	-	(90,147)
Dividends paid	(64,196)	-	-	-	(64,196)
Excess income tax benefits of share-based compensation	8,796	-	-	-	8,796
Other	-	(10)	-	-	(10)
Intercompany transactions	304,616	(304,561)	(55)	-	-
Net cash provided by (used in) financing activities	162,713	(304,571)	(55)	-	(141,913)
(Decrease) increase in cash and cash equivalents	(986)	41,376	-	-	40,390
Cash and cash equivalents, beginning of period	244,357	111,708	-	-	356,065
Cash and cash equivalents, end of period	$243,371	$153,084	$-	$-	$396,455

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

Overview

The terms “Frontier,” “we” and “our” refer to Frontier Oil Corporation and its subsidiaries.  The four significant indicators of our profitability, which are reflected and defined in the operating data at the end of this analysis, are the gasoline crack spread, the diesel crack spread, the light/heavy crude oil differential and the WTI/WTS crude oil differential.  Other significant factors that influence our results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas prices and maintenance).  Under our first-in, first-out (“FIFO”) inventory accounting method, crude oil price trends can cause significant fluctuations in the inventory valuation of our crude oil, unfinished products and finished products, thereby resulting in FIFO inventory gains when crude oil prices increase and FIFO inventory losses when crude oil prices decrease during the reporting period.  We typically do not use derivative instruments to offset price risk on our base level of operating inventories.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of futures trading.
As discussed in Note 2 in the “Notes to Condensed Consolidated Financial Statements,” during the fourth quarter of 2006 we changed our accounting method for the costs for planned major maintenance (“turnarounds”) from the accrual method to the deferral method.  Turnarounds are the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment.  Under the deferral method, the costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs.  We adopted this new method of accounting for turnarounds in order to adhere to the FSP No. AUG AIR-1 “Accounting for Planned Maintenance Activities,” which prohibits the accrual method of accounting for planned major maintenance activities.  We elected to early adopt the FSP during the fourth quarter of 2006.  The comparative condensed consolidated financial statements for the nine and three months ended September 30, 2006 have been adjusted to reflect the period specific effects of applying the new accounting principle.  Deferred costs related to these turnaround costs are included in our Condensed Consolidated Balance Sheets in “Deferred turnaround costs.”  The associated amortization expenses are included in “Refinery operating expenses, excluding depreciation” in our Condensed Consolidated Statements of Income.  The amortization expenses are included in our Condensed Consolidated Statements of Cash Flows in “Depreciation, accretion and amortization.”

Nine months ended September 30, 2007 compared with the same period in 2006

Overview of Results

We had net income for the nine months ended September 30, 2007 of $455.7 million, or $4.19 per diluted share, compared to net income of $326.8 million, or $2.89 per diluted share, earned in the same period in 2006.  Our operating income of $694.0 million for the nine months ended September 30, 2007 increased $195.3 million from the $498.7 million for the comparable period in 2006.  The average diesel and gasoline crack spreads were higher during the first nine months of 2007 ($24.76 and $23.41 per barrel, respectively) than in the first nine months of 2006 ($21.73 and $16.15 per barrel, respectively).

Specific Variances

Refined product revenues.  Refined product revenues increased $215.9 million, or 6%, from $3.7 billion to $3.9 billion for the nine months ended September 30, 2007 compared to the same period in 2006.  This increase was due to increased sales volumes (1,635 more bpd) and continued tight product availability supporting higher product sales prices ($3.83 higher average per sales barrel), despite lower average crude oil prices.
Manufactured product yields.  Manufactured product yields (“yields”) are the volumes of specific materials that are obtained through the distillation of crude oil and the operations of other refinery process units.  Yields decreased 3,140 bpd at the Cheyenne Refinery while increasing 357 bpd at the El Dorado Refinery for the nine months ended September 30, 2007 compared to same period in 2006.  The decrease in yields at the Cheyenne Refinery was due to the spring turnaround that occurred in May 2007 and the fluid catalytic cracking unit being temporarily shutdown for repairs during the third quarter of this year.
Other revenues.  Other revenues decreased $55.5 million to a loss of $30.4 million for the nine months ended September 30, 2007, compared to income of $25.1 million for the same period in 2006.  The primary source of this difference was $35.7 million in net losses from derivative contracts partially offset by $4.8 million in gasoline sulfur credit sales in the nine months ended September 30, 2007, compared to $23.5 million in net gains from derivative contracts in the nine months ended September 30, 2006 and $1.6 million in gasoline sulfur credit sales in 2006.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.
Raw material, freight and other costs.  Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blend stocks, freight costs for FOB destination sales, as well as the impact of changes in inventory under the FIFO inventory accounting method.  Raw material, freight and other costs decreased by $39.1 million, from $2.94 billion in the nine months ended September 30, 2006, to $2.90 billion in the same period for 2007.  The decrease in raw material, freight and other costs was due to the lower average crude oil price and decreased overall crude oil charges partially offset by lower crude oil differentials during the nine months ended September 30, 2007 when compared to the same period in 2006.  For the nine months ended September 30, 2007, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $37.6 million after tax ($60.5 million pretax, consisting of a $25.8 million gain at the Cheyenne Refinery and a $34.8 million gain at the El Dorado Refinery). For the nine months ended September 30, 2006, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $7.9 million after tax ($13.0 million pretax, comprised of a $12.0 million gain at the Cheyenne Refinery and a $1.0 million gain at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $59.02 per sales barrel for the nine months ended September 30, 2007 increased from $58.52 per sales barrel in the same period in 2006 due to a lower volume of sales barrels because of the spring 2007 turnaround, reduced light/heavy crude oil differentials and increased purchased products.  The increase was partially offset by lower average crude oil prices and decreased overall crude oil charges.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $15.27 per barrel in the nine months ended September 30, 2007 compared to $16.82 per barrel in the same period in 2006.
The El Dorado Refinery raw material, freight and other costs of $62.40 per sales barrel for the nine months ended September 30, 2007 decreased from $64.71 per sales barrel in the same period in 2006 due to an increased volume of sales barrels and lower average crude oil prices partially offset by reduced crude oil differentials and increased purchased products.  The WTI/WTS crude oil differential decreased from an average of $5.34 per barrel in the nine month period ended September 30, 2006, to $4.38 per barrel in the same period in 2007.  The light/heavy crude oil differential decreased from an average of $19.91 per barrel in the nine month period ended September 30, 2006, to $17.26 per barrel in the same period in 2007.
Refinery operating expenses.  Refinery operating expenses, excluding depreciation, includes both the variable costs (including energy and utilities) and the fixed costs (salaries, property taxes, maintenance and other costs) of operating the Refineries.  Refinery operating expenses, excluding depreciation, were $210.4 million in the nine months ended September 30, 2007 compared to $203.8 million in the comparable period of 2006.
The Cheyenne Refinery operating expenses, excluding depreciation, were $71.5 million in the nine months ended September 30, 2007 compared to $75.8 million in the comparable period of 2006.  The primary areas of decreased costs were in lower environmental costs ($5.0 million) related to an estimated waste water pond clean up accrual recorded in 2006, maintenance costs ($1.7 million) due to the 2006 costs related to a plant-wide steam outage and a butamer unit outage, and natural gas costs ($1.5 million) due to lower natural gas prices in 2007. Primary areas of increased costs were in higher salaries and benefits ($2.8 million) due to an increased number of employees and higher bonus accruals; and greater consulting and legal expenses ($929,000).
The El Dorado Refinery operating expenses, excluding depreciation, were $138.9 million in the nine months ended September 30, 2007, increasing from $128.0 million in the same nine month period of 2006.  We experienced lower maintenance costs ($1.0 million) at the El Dorado Refinery during the nine months ended September 30, 2007, compared to the same period in 2006 offset by increased property tax accruals ($3.3 million), natural gas costs ($2.5 million, due to higher usage of natural gas volumes), additives and chemicals ($2.2 million), consulting and legal ($1.2 million), electricity ($1.0 million), environmental costs ($522,000), and salaries and wages ($518,000).
Selling and general expenses.  Selling and general expenses, excluding depreciation, increased $5.0 million, or 14%, from $36.8 million for the nine months ended September 30, 2006 to $41.9 million for the nine months ended September 30, 2007, primarily due to costs related to the Beverly Hills litigation ($2.4 million) and an increase in salaries and benefits expense ($1.6 million) primarily resulting from the issuance of additional stock-based compensation awards in 2007 partially offset by a decrease in bonus accruals.  Stock-based compensation expense was nearly $14.9 million for the nine months ended September 30, 2007 compared to $11.3 million for the comparable period in 2006.
Depreciation, accretion and amortization.  Depreciation, accretion and amortization increased $7.9 million, or 26%, for the nine months ended September 30, 2007 compared to the same period in 2006 because of increased capital investment in our Refineries, including the ultra low sulfur diesel projects placed into service in the middle of the second quarter of 2006 and our Cheyenne Refinery coker expansion project placed into service in the second quarter of 2007.  We also had higher depreciation expense during the nine months ended September 30, 2007 due to changes in the estimated useful lives of certain assets that are expected to be retired in connection with certain of our capital projects in 2008 and 2009.
Gain on sale of assets.  The $15.2 million gain on sale of assets during the nine months ended September 30, 2007 resulted from a gain of $17.3 million from the sale of our 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in two crude oil tanks in Guernsey, Wyoming on September 28, 2007 partially offset by the buyout and sale of a leased aircraft.
Interest expense and other financing costs.  Interest expense and other financing costs of $7.0 million for the nine months ended September 30, 2007 decreased $1.9 million, or 21%, from $8.9 million in the comparable period in 2006.  The primary components of the decrease were higher capitalized interest in 2007 of $5.6 million in the first nine months of 2007 compared to $2.9 million for the same period in 2006 and a decrease in credit facility interest and fees of $202,000, partially offset by a $356,000 increase in facility costs and financing expenses related to the Utexam Master Crude Oil Purchase and Sale Contract entered into in March 2006 (“Utexam Arrangement”) and by a $678,000 increase in accrued interest expense for income tax contingencies.  Average debt outstanding decreased to $150.0 million during the nine months ended September 30, 2007 from $152.2 million for the same period in 2006 (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income increased $5.3 million from $12.4 million in the nine months ended September 30, 2006, to $17.7 million in the nine months ended September 30, 2007, because we had more cash available to invest and because of higher interest rates on invested cash.
Provision for income taxes.  The provision for income taxes for the nine months ended September 30, 2007 was $248.9 million on pretax income of $704.7 million (or 35.3%) reflecting benefits from the “American Jobs Creation Act of 2004” (the “Act”) production activities deduction for manufacturers and an income tax credit for production of ultra low sulfur diesel fuel.  Our current estimated effective tax rate excluding both of these benefits is 37.9%.  Our provision for income taxes for the nine months ended September 30, 2006, was $175.4 million on pretax income of $502.2 million (or 34.9%).

Three months ended September 30, 2007 compared with the same period in 2006

Overview of Results

We had net income for the three months ended September 30, 2007 of $137.2 million, or $1.28 per diluted share, compared to net income of $123.6 million, or $1.10 per diluted share, earned in the same period in 2006.  Our operating income of $207.0 million for the three months ended September 30, 2007 increased $26.3 million from the $180.8 million for the comparable period in 2006.  The average gasoline crack spreads were higher during the third quarter of 2007 ($20.51) than in the third quarter of 2006 ($18.41), but the average diesel crack spread decreased to $23.43 during the third quarter of 2007 from $26.21 in the comparable period in 2006.

Specific Variances

Refined product revenues.  Refined product revenues increased $57.4 million, or 4%, from $1.36 billion to $1.42 billion for the three months ended September 30, 2007 compared to the same period in 2006.  This increase was due to continued tight product availability supporting higher product sales prices ($4.23 higher average per sales barrel) and higher crude oil prices, despite a decline in sales volumes.
Manufactured product yields.  Yields decreased 2,146 bpd at the Cheyenne Refinery while increasing 186 bpd at the El Dorado Refinery for the three months ended September 30, 2007 compared to same period in 2006.  The decrease in yields at the Cheyenne Refinery was primarily due to the fluid catalytic cracking unit being temporarily shutdown for repairs during the third quarter of this year.
Other revenues.  Other revenues decreased $52.0 million to a loss of $31.7 million for the three months ended September 30, 2007, compared to income of $20.3 million for the same period in 2006, the primary source of which was $31.9 million in net losses from derivative contracts in the three months ended September 30, 2007 compared to $20.2 million in net gains from derivative contracts in the three months ended September 30, 2006.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.
Raw material, freight and other costs.  Raw material, freight and other costs decreased by $14.9 million, from $1.110 billion in the three months ended September 30, 2006, to $1.095 billion in the same period for 2007.  The decrease in raw material, freight and other costs was due to decreased overall crude oil charges and higher light/heavy crude oil differentials partially offset by higher average crude oil prices and increased purchased products during the three months ended September 30, 2007 when compared to the same period in 2006.  For the three months ended September 30, 2007, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $15.5 million after tax ($25.0 million pretax, consisting of a $2.2 million gain at the Cheyenne Refinery and a $22.8 million gain at the El Dorado Refinery).  For the three months ended September 30, 2006, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $15.7 million after tax ($25.3 million pretax, comprised of $6.0 million at the Cheyenne Refinery and $19.3 million at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $63.83 per sales barrel for the three months ended September 30, 2007 decreased from $64.74 per sales barrel in the same period in 2006 due to a higher volume of sales barrels, increased light/heavy crude oil differentials and lower overall crude oil charges partially offset by higher average crude oil prices and increased purchased products.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $18.40 per barrel in the three months ended September 30, 2007 compared to $16.30 per barrel in the same period in 2006.
The El Dorado Refinery raw material, freight and other costs of $70.45 per sales barrel for the three months ended September 30, 2007 decreased from $70.54 per sales barrel in the same period in 2006 due to decreased overall crude charges and higher light/heavy crude oil differentials partially offset by a lower volume of sales barrels and higher average crude oil prices.  The WTI/WTS crude oil differential decreased from an average of $4.69 per barrel in the three month period ended September 30, 2006, to $4.20 per barrel in the same period in 2007.  The light/heavy crude oil differential increased from an average of $12.83 per barrel in the three month period ended September 30, 2006, to $20.60 per barrel in the same period in 2007.
Refinery operating expenses.  Refinery operating expenses, excluding depreciation, were $69.4 million in the three months ended September 30, 2007 compared to $63.9 million in the comparable period of 2006.
The Cheyenne Refinery operating expenses, excluding depreciation, were $23.7 million in the three months ended September 30, 2007 compared to $23.8 million in the comparable period of 2006.
The El Dorado Refinery operating expenses, excluding depreciation, were $45.7 million in the three months ended September 30, 2007, increasing from $40.2 million in the same three month period of 2006.  Primary areas of increased costs were: natural gas costs ($2.2 million, due to increased usage of natural gas volumes), property tax accruals ($1.1 million), chemicals and catalyst ($1.3 million), and consulting and legal ($671,000).
Selling and general expenses.  Selling and general expenses, excluding depreciation, increased $2.1 million, or 14%, from $15.1 million for the three months ended September 30, 2006 to $17.2 million for the three months ended September 30, 2007, due to costs related to the Beverly Hills litigation ($4.3 million) partially offset by a decrease in salaries and benefits expense ($2.3 million).  Stock-based compensation expense was $4.0 million for the three months ended September 30, 2007 compared to $4.6 million for the comparable period in 2006.
Depreciation, accretion and amortization.  Depreciation, accretion and amortization increased $3.6 million, or 33%, for the three months ended September 30, 2007 compared to the same period in 2006 because of increased capital investment in our Refineries, including the ultra low sulfur diesel projects placed into service in the middle of the second quarter of 2006 and our Cheyenne Refinery coker expansion project placed into service in the second quarter of 2007.  We also had higher depreciation expense during the three months ended September 30, 2007 due to changes in the estimated useful lives of certain assets that are expected to be retired in connection with certain of our capital projects in 2008 and 2009.
Gain on sale of assets.  The $17.3 million gain on sale of assets during the three months ended September 30, 2007 resulted from the sale of our 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in two crude oil tanks in Guernsey, Wyoming on September 28, 2007.
Interest expense and other financing costs.  Interest expense and other financing costs of $2.1 million for the three months ended September 30, 2007 decreased $1.5 million, or 42%, from $3.6 million in the comparable period in 2006.  The primary component of the decrease was higher capitalized interest in the third quarter of 2007 of $2.1 million compared to $452,000 in 2006.  Average debt outstanding was $150.0 million during both of the three months ended September 30, 2007 and 2006 (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income increased $113,000 from $5.9 million in the three months ended September 30, 2006, to $6.0 million in the three months ended September 30, 2007, because we had more cash available to invest and because of higher interest rates on invested cash.
Provision for income taxes.  The provision for income taxes for the three months ended September 30, 2007 was $73.8 million on pretax income of $211.0 million (or 35.0%) reflecting benefits from the Act production activities deduction for manufacturers and an income tax credit for production of ultra low sulfur diesel fuel.  Our current estimated effective tax rate excluding both of these benefits is 37.9%.  Our provision for income taxes for the three months ended September 30, 2006, was $59.5 million on pretax income of $183.1 million (or 32.5%).

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities.  Net cash provided by operating activities was $452.9 million for the nine months ended September 30, 2007 compared to net cash provided by operating activities of $283.4 million during the nine months ended September 30, 2006.  Cash flows from working capital changes consumed less cash during the 2007 period compared to the same period in 2006; improved results of operations also increased cash flow.  Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Working capital changes used a total of $55.8 million of cash in the nine months ended September 30, 2007 while using $87.5 million of cash in the comparable period in 2006.  The most significant component of the working capital change was an increase in inventories of $70.4 million in the first nine months of 2007 compared to an increase in inventories of $126.8 million in the 2006 comparable period, partially offset by an increase in receivables of $37.7 million in 2007 compared to a decrease in 2006 of $7.5 million.  The increase in inventories during the nine months ended September 30, 2006, was due to higher crude oil inventories, primarily Canadian crude in-transit for the El Dorado Refinery, as well as other increased inventory levels and higher prices.  The increase in receivables during the nine months ended September 30, 2007 was due to an overall increase in average sale prices.  At September 30, 2007, we had $432.7 million of cash and cash equivalents, $577.4 million of working capital and $199.8 million of borrowing base availability for cash borrowings under our $225 million revolving credit facility.
Cash flows used in investing activities.  Capital expenditures during the first nine months of 2007 were $229.2 million, which included approximately $113.1 million for the El Dorado Refinery and $111.6 million for the Cheyenne Refinery.  The $113.1 million of capital expenditures for our El Dorado Refinery included $69.2 million for the crude unit and vacuum tower expansion, $20.2 million on the coke drum replacement, $4.6 million on the gasoil hydrotreater revamp, $3.7 million on the catalytic cracker regenerator emission control project and $2.9 million on the catalytic cracker expansion as well as operational, payout, safety, administrative, environmental and optimization projects.  The $111.6 million of capital expenditures for our Cheyenne Refinery included approximately $75.3 million for the coker expansion and $7.5 million for the amine plant as well as environmental, operational, safety, administrative and payout projects.
We also purchased in February 2007 for approximately $3.0 million (net of current assets received), Ethanol Management Company (“EMC”), a 25,000 bpd products terminal and blending facility located in Henderson, Colorado.
In the nine months ending September 30, 2007, we had asset sales which generated total proceeds of $22.2 million.
Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we have been required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s annual revenues less material costs and operating costs, other than depreciation.  The total amount of these contingent payments is capped at $40.0 million, with an annual cap of $7.5 million. Such contingency payments are recorded as an additional acquisition cost when the payment is considered probable and estimable.  Payments of $7.5 million each were paid in early 2005, 2006 and 2007, based on 2004, 2005 and 2006 results, and were accrued as of December 31, 2004, 2005 and 2006, respectively.  Including the payment made in early 2007, we have paid a total of $30.0 million to date for contingent earn-out payments.  Based on the results of operations for the nine months ended September 30, 2007, it is probable that a payment will be required in early 2008, and $7.5 million was accrued as of September 30, 2007.
Cash flows used in financing activities.  During the nine months ended September 30, 2007, we spent $199.4 million to repurchase stock under the authorization of the stock repurchase program discussed below.  Treasury stock increased by 122,176 shares ($4.8 million) from stock surrendered by employees and members of the Board of Directors to pay their withholding taxes on stock-based compensation which vested during the first nine months of 2007.  We also paid $12.0 million in dividends during the nine months ended September 30, 2007.
In November 2006, our Board of Directors approved a $100 million share repurchase program, which replaced all existing repurchase authorizations and was utilized for share repurchases in the nine months ended September 30, 2007 (no shares had been repurchased under this program as of December 31, 2006).  At its April 2007 meeting, our Board of Directors increased the size of our repurchase authorization by $100 million and increased the repurchase authorization by an additional $100 million at its August 2007 meeting, bringing the total authorizations since November 2006 to $300 million.  As indicated above, we used $199.4 million to repurchase stock under this program during the nine months ended September 30, 2007, leaving a remaining authorization of $100.6 million.
During the nine months ended September 30, 2007, we issued 340,171 shares of common stock from our treasury stock in connection with stock option exercises by employees and members of our Board of Directors, for which we received $2.0 million in cash.
As of September 30, 2007, we had $150.0 million of long-term debt outstanding and no borrowings under our revolving credit facility.  We also had $25.2 million of letters of credit outstanding under our revolving credit facility.  We were in compliance with the financial covenants of our revolving credit facility as of September 30, 2007.  On October 1, 2007, we entered into a third amended and restated revolving credit agreement that provides us the ability to increase our maximum commitment amount available from $250 million to $350 million, extended the termination date of the credit facility to October 3, 2011 as well as updated the financial covenants and other terms of the facility.  Shareholders’ equity as of September 30, 2007 stood at an all-time high of $1.0 billion.
Our Board of Directors declared regular quarterly cash dividends of $0.03 per share in December 2006 and in March 2007, which were paid in January 2007 and April 2007, respectively.  In April 2007 and August 2007, our Board of Directors declared regular quarterly cash dividends of $0.05 per share for shareholders of record on June 29, 2007 and September 29, 2007, which were paid in July 2007 and October 2007, respectively.  The total cash required for the dividend declared in August 2007 was approximately $5.3 million and was included in “Accrued dividends” on the September 30, 2007 Condensed Consolidated Balance Sheet.
Future capital expenditures.  Four major capital projects were started in 2006, and we expect to complete these projects in 2007 and 2008.  These projects include a $156 million crude unit and vacuum expansion with an associated metallurgy upgrade at our El Dorado Refinery expected to be completed in 2008 and, at our Cheyenne Refinery, a $117 million coker expansion and revamp and a $6 million crude fractionation project.  Also included is an amine unit project which is currently appropriated at $12 million, but we are evaluating additional costs necessary to complete this project.  The coker expansion and revamp and crude fractionation projects were substantially completed during the second quarter of 2007.  The above amounts include estimated capitalized interest.  At September 30, 2007, outstanding purchase commitments for the crude unit and vacuum tower expansion project at our El Dorado Refinery were $9.6 million.  At our Cheyenne Refinery, the coker expansion project’s outstanding commitments at September 30, 2007 were $4.0 million.
Our Board of Directors approved four additional major capital improvement projects for our El Dorado Refinery which we expect to complete in 2008 and 2009.  These projects include an $82 million gasoil hydrotreater revamp, an $80 million catalytic cracker expansion, a $60 million coke drum replacement, and a $36 million catalytic cracker regenerator emission control project.  The above amounts include estimated capitalized interest.  At September 30, 2007, outstanding purchase commitments for the coke drum replacement were $8.5 million and for the gasoil hydrotreater revamp were $3.4 million.  We have experienced cost overruns and delays on certain of our capital projects and may do so in the future because of strong industry demand for material, labor and engineering resources.
Capital expenditures aggregating approximately $312 million are currently planned for 2007, and include $169 million at our El Dorado Refinery, $134 million at our Cheyenne Refinery and $5 million for capital expenditures at our Denver and Houston offices.  These capital expenditures for 2007 also include $3 million for the acquisition of EMC, mentioned above, and $1 million for capital expenditure projects for that facility.  The $169 million of planned capital expenditures for our El Dorado Refinery includes approximately $85 million on the crude unit and vacuum tower expansion, $37 million for coke drum replacement, $4 million for the catalytic cracker expansion and $8 million for a gasoil hydrotreater revamp, as mentioned above, as well as environmental, operational, safety, administrative and payout projects.  The $134 million of planned capital expenditures for our Cheyenne Refinery includes approximately $84 million on the coker expansion, $7 million on the new amine plant and $5 million on the crude fractionation project, as mentioned above, as well as environmental, operational, safety, administrative and payout projects.  Our 2007 capital expenditures will be funded with cash generated by our operations and with a portion of our existing cash balance, if necessary.
The crude unit and vacuum tower expansion at the El Dorado Refinery will allow for higher crude charge rates (including a significantly greater percentage of heavy crude oil) and higher gasoline and distillate yields.  This project also includes a metallurgical upgrade to the unit which facilitates running high napthenic acid crude oils, a characteristic typical of crude types found in Western Canada, West Africa and the North Sea.  This project will likely be brought online in the spring of 2008 during the next planned turnaround for the crude/vacuum unit complex. The coker expansion at the Cheyenne Refinery, which was substantially completed in the second quarter of 2007, will significantly decrease the amount of asphalt produced and increase the amount of higher margin products.  The new amine unit at the Cheyenne Refinery is intended to result in improved alkylation unit reliability and provide a partial backup unit if the main amine unit is not operating.  The project is expected to be completed and in operation in early 2008.  The crude fractionation project at the Cheyenne Refinery allows us to improve the recovery of diesel from the crude charged to the Refinery and was completed in the second quarter of 2007.
The gasoil hydrotreater revamp at the El Dorado Refinery is the key project to achieving gasoline sulfur compliance at our El Dorado Refinery (see Note 8 in the “Notes to Condensed Consolidated Financial Statements”).  The project will also result in significant yield improvement for the catalytic cracking unit and is anticipated to be completed in the fall of 2009. The El Dorado Refinery’s catalytic cracker expansion project includes both a revamp component and new technology which will facilitate higher charge rates and improved product yields; it is expected to be completed in the fall of 2009.  The coke drum replacement project for our El Dorado Refinery includes safety and reliability components as well as overall throughput support for the Refinery and is expected to be completed by mid-2008.  The El Dorado Refinery catalytic cracker regenerator emission control project, with a fall 2009 estimated completion date, will add a scrubber to improve the environmental performance of the unit, specifically as it relates to flue-gas emissions.  This project is necessary to support the catalytic cracking expansion project and to meet a portion of the expected requirements of the EPA Petroleum Refining Initiative (see Note 8 in the “Notes to Condensed Consolidated Financial Statements”).

CONTRACTUAL OBLIGATIONS

The Company adopted the provisions of the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertain Tax Positions – An Interpretation of Financial Accounting Standard No. 109, Accounting for Income Taxes” (“FIN 48”) on January 1, 2007.  As a result of implementing FIN 48, the Company recognized approximately a $1.0 million increase, including accrued interest, in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings.  At September 30, 2007, the total liability for unrecognized tax benefits was $31.7 million, which included $3.5 million of accrued interest.  If the tax positions accrued for are not sustained upon examination, the estimated cash settlements based on the timing of the statute of limitations are $25.7 million in 2009, $5.3 million in 2010 and $630,000 in 2011.
In September 2007, the Company entered into a new terminalling agreement for a total ten year commitment of $36 million and a coke handling agreement for a total eight year commitment of $33 million including a 2008 commitment of $12 million that includes a capital portion.

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the nine and three months ended September 30, 2007 and 2006.  The statistical information includes the following terms:
•	WTI Cushing crude oil price - the benchmark West Texas Intermediate crude oil priced at Cushing, Oklahoma (ConocoPhillips WTI crude oil posting plus).
•	Charges - the quantity of crude oil and other feedstock processed through Refinery units on a bpd basis.
•	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
•	Gasoline and diesel crack spreads - the average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average WTI Cushing crude oil price.
•	Cheyenne light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and the heavy crude oil delivered to the Cheyenne Refinery.
•	WTI/WTS crude oil differential - the average differential between the WTI Cushing crude oil price and the West Texas sour crude oil priced at Midland, Texas.
•	El Dorado Refinery light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and Canadian heavy crude oil delivered to the El Dorado Refinery.

Consolidated:
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Charges (bpd)
Light crude	34,987	39,875	27,514	36,568
Intermediate crude	73,254	67,973	72,733	73,650
Heavy crude	41,130	46,011	51,247	47,789
Other feed and blend stocks	17,901	17,356	19,749	17,900
Total	167,272	171,215	171,243	175,907

Manufactured product yields (bpd)
Gasoline	78,592	80,877	78,302	79,298
Diesel and jet fuel	57,376	56,575	55,389	62,137
Asphalt	5,796	6,069	7,363	7,525
Other	21,571	22,596	26,475	20,529
Total	163,335	166,117	167,529	169,489

Total product sales (bpd)
Gasoline	90,123	90,185	92,422	88,775
Diesel and jet fuel	58,424	56,113	54,949	61,220
Asphalt	6,062	6,228	8,345	6,766
Other	18,319	18,767	18,400	18,695
Total	172,928	171,293	174,116	175,456

Refinery operating margin information (per sales barrel)
Refined products revenue	$82.60	$78.77	$88.54	$84.31
Raw material, freight and other costs (FIFO inventory accounting)	61.43	62.86	68.38	68.78
Refinery operating expenses, excluding depreciation	4.46	4.36	4.33	3.96
Depreciation, accretion and amortization	0.80	0.64	0.92	0.69

Average WTI crude oil priced at Cushing, OK	$65.20	$67.09	$75.10	$69.86
Average gasoline crack spread (per barrel)	23.41	16.15	20.51	18.41
Average diesel crack spread (per barrel)	24.76	21.73	23.43	26.21

Average sales price (per sales barrel)
Gasoline	$90.53	$85.03	$97.25	$90.38
Diesel and jet fuel	90.12	89.23	98.79	95.93
Asphalt	45.59	37.14	48.68	44.37
Other	31.86	31.25	32.23	31.81

Cheyenne Refinery:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Charges (bpd)
Light crude	12,560	11,983	9,245	12,486
Heavy crude	29,337	33,207	36,817	35,932
Other feed and blend stocks	1,083	1,522	741	1,462
Total	42,980	46,712	46,803	49,880

Manufactured product yields (bpd)
Gasoline	17,311	18,401	17,500	19,438
Diesel	12,739	13,814	12,875	14,924
Asphalt	5,796	6,069	7,363	7,525
Other	5,702	6,404	7,974	5,971
Total	41,548	44,688	45,712	47,858

Total product sales (bpd)
Gasoline	26,983	26,719	28,656	27,687
Diesel	12,878	13,560	13,410	14,540
Asphalt	6,062	6,228	8,345	6,766
Other	3,534	4,773	4,019	4,372
Total	49,457	51,280	54,430	53,365

Refinery operating margin information (per sales barrel)
Refined products revenue	$81.31	$77.09	$84.90	$83.76
Raw material, freight and other costs	59.02	58.52	63.83	64.74
Refinery operating expenses, excluding depreciation	5.29	5.41	4.73	4.84
Depreciation, accretion and amortization	1.27	0.99	1.29	0.96

Average light/heavy crude oil differential (per barrel)	$15.27	$16.82	$18.40	$16.30
Average gasoline crack spread (per barrel)	23.30	18.12	19.50	23.12
Average diesel crack spread (per barrel)	28.49	24.74	25.24	28.77

Average sales price (per sales barrel)
Gasoline	$91.10	$88.08	$96.97	$95.18
Diesel	95.14	93.01	101.13	100.22
Asphalt	45.59	37.14	48.68	44.37
Other	17.35	22.48	19.93	17.54

El Dorado Refinery:	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006
Charges (bpd)
Light crude	22,427	27,892	18,269	24,082
Intermediate crude	73,254	67,973	72,733	73,650
Heavy crude	11,793	12,804	14,430	11,858
Other feed and blend stocks	16,818	15,834	19,008	16,438
Total	124,292	124,503	124,440	126,028

Manufactured product yields (bpd)
Gasoline	61,281	62,476	60,802	59,860
Diesel and jet fuel	44,637	42,762	42,514	47,213
Other	15,870	16,193	18,501	14,558
Total	121,788	121,431	121,817	121,631

Total product sales (bpd)
Gasoline	63,140	63,466	63,766	61,087
Diesel and jet fuel	45,547	42,553	41,540	46,680
Other	14,785	13,994	14,382	14,323
Total	123,472	120,013	119,688	122,090

Refinery operating margin information (per sales barrel)
Refined products revenue	$83.12	$79.49	$90.20	$84.55
Raw material, freight and other costs	62.40	64.71	70.45	70.54
Refinery operating expenses, excluding depreciation	4.12	3.91	4.15	3.58
Depreciation, accretion and amortization	0.61	0.49	0.75	0.56

WTI/WTS crude oil differential (per barrel)	$4.38	$5.34	$4.20	$4.69
Average light/heavy crude oil differential (per barrel)	17.26	19.91	20.60	12.83
Average gasoline crack spread (per barrel)	23.45	15.32	20.96	16.28
Average diesel crack spread (per barrel)	23.71	20.77	22.85	25.41

Average sales price (per sales barrel)
Gasoline	$90.28	$83.74	$97.38	$88.20
Diesel and jet fuel	88.70	88.03	98.03	94.60
Other	35.33	34.24	35.68	36.17

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

Interest Rate Risk.  Borrowings under our revolving credit facility bear a current market rate of interest.  A one percent increase or decrease in the interest rates on our revolving credit facility would not significantly affect our earnings or cash flows.  Our $150.0 million principal of 6⅝% Senior Notes that were outstanding at September 30, 2007, and due 2011, have a fixed interest rate.  Thus, our long-term debt is not exposed to cash flow risk from interest rate changes.  Our long-term debt, however, is exposed to fair value risk.  The estimated fair value of our 6⅝% Senior Notes at September 30, 2007 was $147.8 million.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings – See Note 9 in the Notes to Condensed Consolidated Financial Statements.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds - (c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1, 2007 to July 31 2007	380,000	$44.654	380,000	$53,137,218
August 1, 2007 to August 31, 2007	1,288,000	36.670	1,288,000	105,906,837
September 1, 2007 to September 30, 2007	125,000	42.088	125,000	100,645,819
Total third quarter	1,793,000	$38.739	1,793,000	100,645,819

(1)
Shares were purchased under a stock repurchase program authorized by the Board of Directors in November 2006 to utilize up to $100 million for share repurchases.  The program has no expiration date but may be terminated by the Board of Directors at any time.  In April 2007, our Board of Directors authorized the utilization of up to an additional $100 million for share repurchases, and in August 2007, our Board of Directors authorized the utilization of another $100 million for share repurchases. No shares were purchased during the periods shown other than through publicly-announced programs.

(2)
Shares shown in this column reflect approximate dollar value of shares remaining as of each month end which could be repurchased under the stock repurchase program referenced in note 1 above.  Subsequent to September 30, 2007 through November 1, 2007, the Company purchased an additional 473,500 shares ($20.6 million) in open market transactions under the share repurchase authorizations.

ITEM 4.	Submission of Matters to a Vote of Security Holders – None.
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

Date: November 7, 2007