Form 10-Q
period 2008-03-31
FRONTIER OIL CORP /NEW/
filed 2008-05-08
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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
Yes  ☑            No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one)
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes  ☐            No  ☑

Registrant’s number of common shares outstanding as of May 5, 2008: 103,946,521

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Revenues:
Refined products	$1,207,588	$1,050,056
Other	(21,805)	(2,173)
	1,185,783	1,047,883

Costs and expenses:
Raw material, freight and other costs	999,128	839,865
Refinery operating expenses, excluding depreciation	87,560	71,163
Selling and general expenses, excluding depreciation	10,355	11,032
Depreciation, accretion and amortization	14,940	11,123
(Gain) loss on sales of assets	(37)	2,028
	1,111,946	935,211

Operating income	73,837	112,672

Interest expense and other financing costs	1,639	2,956
Interest and investment income	(2,313)	(5,327)
	(674)	(2,371)

Income before income taxes	74,511	115,043
Provision for income taxes	28,542	40,323
Net income	$45,969	$74,720

Other comprehensive income (loss):
Defined benefit plans, net of tax benefit of $579	(950)	-
Comprehensive income	$45,019	$74,720

Basic earnings per share of common stock	$0.45	$0.68

Diluted earnings per share of common stock	$0.44	$0.68

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share data)

March 31, 2008 and December 31, 2007	2008	2007

ASSETS
Current assets:
Cash, including cash equivalents of $130,139 and $278,314 at 2008 and 2007, respectively	$154,261	$297,399
Trade receivables, net of allowance of $500 at both years	175,855	155,454
Income taxes receivable	732	24,056
Other receivables	4,683	5,236
Inventory of crude oil, products and other	596,554	501,927
Deferred income taxes	2,606	9,426
Commutation account	6,294	6,280
Other current assets	26,596	31,245
Total current assets	967,581	1,031,023
Property, plant and equipment, at cost:
Refineries and pipelines	1,145,490	1,082,275
Furniture, fixtures and other equipment	13,708	13,168
	1,159,198	1,095,443
Accumulated depreciation and amortization	(332,511)	(317,993)
Property, plant and equipment, net	826,687	777,450

Deferred turnaround costs	53,601	39,276
Deferred catalyst costs	8,599	6,540
Deferred financing costs, net of accumulated amortization of $1,789 and $1,619 at 2008 and 2007, respectively	2,386	2,556
Prepaid insurance, net of accumulated amortization	606	909
Intangible assets, net of accumulated amortization of $400 and $370 at 2008 and 2007, respectively	1,429	1,460
Other assets	4,435	4,634
Total assets	$1,865,324	$1,863,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$441,499	$417,395
Derivative liabilities	4,037	15,089
Accrued liabilities and other	60,373	69,029
Total current liabilities	505,909	501,513

Long-term debt	150,000	150,000
Contingent income tax liabilities	33,512	32,257
Post-retirement employee liabilities	29,474	27,549
Other long-term liabilities	13,439	13,605
Deferred income taxes	111,143	100,310

Commitments and contingencies

Shareholders' equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 180,000,000 shares authorized, 131,850,356 shares issued at both years	57,736	57,736
Paid-in capital	218,079	211,324
Retained earnings	1,136,304	1,095,540
Accumulated other comprehensive income	628	1,578
Treasury stock, at cost, 27,999,911 and 26,893,939 shares at 2008 and 2007, respectively	(390,900)	(327,564)
Total shareholders' equity	1,021,847	1,038,614
Total liabilities and shareholders' equity	$1,865,324	$1,863,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$45,969	$74,720
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, accretion and amortization	18,912	14,413
Deferred income taxes	18,232	(97)
Stock-based compensation expense	4,124	5,544
Excess income tax benefits of stock-based compensation	(3,661)	(1,944)
Amortization of debt issuance costs	170	199
(Gain) loss on sales of assets	(37)	2,028
Decrease in commutation account	-	1,015
Amortization of long-term prepaid inusrance	303	304
Increase in other long-term liabilities	906	29,196
Changes in deferred charges and other	(20,157)	(2,776)
Changes in working capital from operations	(91,113)	17,105
Net cash (used in) provided by operating activities	(26,352)	139,707

Cash flows from investing activities:
Additions to property, plant and equipment	(43,603)	(51,934)
Proceeds from sales of assets	37	2,290
El Dorado Refinery contingent earn-out payment	(7,500)	(7,500)
Other acquisitions and leasehold improvements	-	(2,995)
Net cash used in investing activities	(51,066)	(60,139)

Cash flows from financing activities:
Purchase of treasury stock	(64,084)	(29,661)
Proceeds from issuance of common stock	126	485
Dividends paid	(5,420)	(3,312)
Excess income tax benefits of stock-based compensation	3,661	1,944
Debt issuance costs and other	(3)	(3)
Net cash used in financing activities	(65,720)	(30,547)
(Decrease) increase in cash and cash equivalents	(143,138)	49,021
Cash and cash equivalents, beginning of period	297,399	405,479
Cash and cash equivalents, end of period	$154,261	$454,500

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, excluding capitalized interest	$525	$4,396
Cash paid during the period for income taxes	200	5,000
Cash refunds of income taxes	24,000	-
Noncash investing activities - accrued capital expenditures, end of period	40,059	27,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.      Financial Statement Presentation

The interim condensed consolidated financial statements include the accounts of Frontier Oil Corporation (“FOC”), a Wyoming corporation, and its wholly-owned subsidiaries, collectively referred to as “Frontier” or “the Company.”  The Company is an energy company engaged in crude oil refining and wholesale marketing of refined petroleum products.
The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas.  The Company also owns Ethanol Management Company (“EMC”), a products terminal and blending facility located near Denver, Colorado.  The Company utilizes the equity method of accounting for investments in entities in which it has the ability to exercise significant influence.  Entities in which the Company has the ability to exercise control are consolidated.  All of the operations of the Company are in the United States, with its marketing efforts focused in the Rocky Mountain and Plains States regions of the United States.  The Rocky Mountain region includes the states of Colorado, Wyoming, Montana and Utah, and the Plains States include the states of Kansas, Oklahoma, Nebraska, Iowa, Missouri, North Dakota and South Dakota.  The Company purchases crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke.  The operations of refining and marketing of petroleum products are considered part of one reporting segment.
These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
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

	Three Months Ended March 31,
	2008	2007
Basic	103,230,636	109,253,509
Diluted	104,018,493	110,319,964

For the three months ended March 31, 2008 and 2007, there were no outstanding stock options that could potentially dilute EPS in future years that were not included in the computation of diluted EPS.
The Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share in November 2007, which was paid in January 2008.  In addition, a quarterly cash dividend of $0.05 per share was declared in February 2008 and paid in April 2008.  The total cash required for the dividend declared in February 2008 was approximately $5.1 million and was reflected in “Accrued liabilities and other” on the Condensed Consolidated Balance Sheet as of March 31, 2008.  On April 22, 2008, the Company announced an increase in the regular quarterly cash dividend effective July 2008, to $0.06 per share ($0.24 annualized) from the current level of $0.05 per share ($0.20 annualized).

New accounting pronouncements
On January 1, 2008, the Company adopted The Emerging Issues Task Force (“EITF”) Issue 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (“EITF 06-11”).  In a stock-based compensation arrangement, employees may be entitled to dividends during the vesting period for nonvested shares or share units and until the exercise date for stock options.  These dividend payments generally can be treated as a deductible compensation expense for income tax purposes, thereby generating an income tax benefit for the employer.  At issue was how such a realized benefit should be recognized in the financial statements.  The EITF concluded that an entity should recognize the realized tax benefit as an increase in additional paid-in capital (“APIC”) and that the amount recognized in APIC should be included in the pool of excess tax benefits available to absorb tax deficiencies on stock-based payment awards.  EITF 06-11 is effective prospectively for income tax benefits that result from dividends on equity-classified employee share-based payment awards declared in fiscal years beginning after December 15, 2007.  This EITF did not have a material effect on the Company’s financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements.”  FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement.  Where applicable, this statement simplifies and codifies fair value related guidance previously issued within Generally Accepted Accounting Principles (“GAAP”).  FAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company partially adopted FAS No. 157 as of January 1, 2008, pursuant to FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  FSP FAS No. 157-2 states that a measurement is recurring if it happens at least annually and defines non-financial assets and non-financial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in FAS No. 159.  The statement also notes that if FAS No. 157 is not applied in its entirety, the Company must disclose (1) that it has only partially adopted FAS No. 157 and (2) the categories of assets and liabilities recorded or disclosed at fair value to which the statement was not applied.  The Company chose to adopt FSP FAS No. 157-2 as of January 1, 2008 and delay the application of FAS No. 157 in its entirety.  Therefore, the Company did not apply FAS No. 157 to nonrecurring fair value measurements of non-financial assets and non-financial liabilities, including non-financial long-lived assets measured at fair value for an impairment assessment under FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and asset retirement obligations initially measured at fair value under FAS No. 143, “Accounting for Asset Retirement Obligations.”  The Company is still required to apply FAS No. 157 to recurring financial and non-financial instruments, which affects the fair value disclosure of our financial derivatives within the scope of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  See Note 8 ”Fair Value Measurements.”
On January 1, 2008 the Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” which expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  Under FAS No. 159, a company may elect to use fair value to measure many financial instruments and certain other assets and liabilities at fair value.  The Company has decided not to elect fair value accounting for any of its eligible items.  The adoption of FAS No. 159 therefore did not have any impact on the Company’s financial position, cash flows or results of operations.
FSP No. FIN 39-1, an amendment of FASB Interpretation No. 39 was adopted by the Company on January 1, 2008.  This FSP amends paragraph 3 of Interpretation 39 to replace the terms “conditional contracts” and “exchange contracts” with the term “derivative instruments” as defined in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  It also amended paragraph 10 of Interpretation 39 to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with the paragraph.  The adoption of this FSP did not have any impact on the Company’s financial statements.
In March 2008, the FASB released FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  FAS No. 161 expands the disclosure requirements in FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” about an entity’s derivative instruments and hedging activities.  FAS No. 161’s disclosure provisions apply to all entities with derivative instruments subject to FAS No. 133 and its related interpretations.  The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to FAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the effect that this statement will have on the Company’s financial statements and any other factors influencing its overall business environment, but does not believe that it will have a material effect on its financial statements.

2.      Inventories

Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first-in, first-out (“FIFO”) basis or market.  Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost.  Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned.  These include unfinished gasoline and diesel, blend stocks and other feedstocks.  Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products.  Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values.  Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts.  The net exchange balance is included in inventory.  Inventories of materials and supplies and process chemicals are recorded at the lower of average cost or market.  Crude oil inventories, unfinished product inventories and finished product inventories are used to secure financing for operations under the Company’s revolving credit facility and Utexam financing arrangement (see Note 13, “Amendment of Crude Oil Purchase and Sale Contract”).  The components of inventory as of March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)
Crude oil	$321,730	$223,715
Unfinished products	137,622	152,572
Finished products	116,500	104,820
Process chemicals	1,069	1,300
Repairs and mainteance supplies and other	19,633	19,520
	$596,554	$501,927

3.     Accrued Liabilities and Other

	March 31,	December 31,
	2008	2007
	(in thousands)
Accrued compensation	$7,537	$16,119
Accrued Beverly Hills litigation settlement	10,000	10,000
Accrued income taxes	11,314	6,819
Accrued El Dorado Refinery contingent earn-out payment	-	7,500
Accrued dividends	5,610	5,825
Accrued environmental costs	8,744	8,750
Accrued property taxes	7,809	4,998
Accrued refinery incidents costs	565	2,800
Accrued interest	5,021	2,541
Other	3,773	3,677
	$60,373	$69,029

4.      Income Taxes

The Company is currently under a U.S. Federal income tax examination for 2005 and 2006.  As of March 31, 2008, no taxing authority has proposed any significant adjustments to the Company's tax positions.
The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions – An Interpretation of FAS No. 109, Accounting for Income Taxes”.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and the federal income tax benefit of state contingencies, is as follows (in thousands):

Balance as of January 1, 2008	$28,324
Additions based on tax positions related to the current year	498
Additions for tax positions of prior years	154
Reductions for tax positions of prior years	-
Settlements	-
Reductions due to lapse of applicable statutes of limitations	-
Balance as of March 31, 2008	$28,976

The total contingent income tax liabilities and accrued interest of $33.5 million and $32.3 million at March 31, 2008 and December 31, 2007, respectively, are reflected in the Consolidated Balance Sheets under “Contingent income tax liabilities.”  During the three months ended March 31, 2008 and 2007, the Company recognized approximately $604,000 and $497,000, respectively, of interest expense on contingent income tax liabilities.

5.      Treasury Stock

The Company accounts for its treasury stock under the cost method on a FIFO basis.  The Company’s Board of Directors through December 31, 2007, had approved a total of $300 million for share repurchases, of which $243.6 million had been utilized as of December 31, 2007.  On February 28, 2008, the Company’s Board of Directors authorized another $100 million for share repurchases.  During the three months ended March 31, 2008, the Company purchased 1,561,367 shares ($56.3 million) in open market transactions, leaving remaining authorization of $100.2 million for future repurchases of shares.
For the three months ended March 31, 2008, 698,274 treasury shares were re-issued for restricted stock awards and for shares issued due to the exercise of stock options.  During the three months ended March 31, 2008, the Company received 4,500 shares ($167,000) of its common stock, now held as treasury stock, from employees in stock swaps where mature stock is surrendered by the employees to exercise their stock options, as provided by the Company’s stock-based compensation plan.  The Company also received during the three months ended March 31, 2008, 238,379 shares ($7.8 million) of its common stock, now held as treasury stock, from employees to cover minimum withholding taxes on stock-based compensation.  As of March 31, 2008, the Company held 27,999,911 shares of treasury stock.

6.      Stock-based Compensation

Stock-based compensation costs and income tax benefits recognized in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Restricted shares and units	$1,055	$2,032
Stock options	226	561
Performance-based awards	2,843	2,951
Total stock-based compensation expense	$4,124	$5,544

Income tax benefit recognized in the income statement	$698	$2,107

Omnibus Incentive Compensation Plan.  The Company’s Omnibus Incentive Compensation Plan (the “Plan”) is a broad-based incentive plan that provides for granting stock options, stock appreciation rights (“SAR”), restricted stock awards, performance awards, stock units, bonus shares, dividend equivalent rights, other stock-based awards and substitute awards (“Awards”) to employees, consultants and non-employee directors of the Company.  As of March 31, 2008, 4,893,008 shares remain available to be awarded under the Plan assuming maximum payout is achieved on the performance awards made in 2008 (see “Performance Awards” below).  For purposes of determining compensation expense, forfeitures are estimated at the time Awards are granted based on historical average forfeiture rates and the group of individuals receiving those Awards. The Plan provides that the source of shares for Awards may be either newly issued shares or treasury shares.  For the three months ended March 31, 2008, treasury shares were re-issued for restricted stock awards and for shares issued due to the exercise of stock options.  As of March 31, 2008, there was $43.5 million of total unrecognized compensation cost related to Awards issued under the Plan, including costs for stock options, restricted stock, restricted stock units and performance-based awards.  This amount is expected to be recognized as expense over a weighted-average period of 2.5 years.

Stock Options.  Stock option changes during the three months ended March 31, 2008 are presented below:

	Number of awards	Weighted-Average Exercise Price	Aggregate Intrinsic Value of Options
			(in thousands)
Outstanding at beginning of period	624,591	$22.4021
Granted	-	-
Exercised or issued	(70,000)	-
Expired or forfeited	-	-
Outstanding at end of period	554,591	$24.7043	$2,373

Vested or expected to vest at end of period	543,672	$24.6103	$2,373

Exercisable at end of period	210,249	$17.0384	$2,373

The Company received $126,000 of cash for stock options exercised during the three months ended March 31, 2008.  The total intrinsic value of stock options exercised during the three months ended March 31, 2008 was $2.2 million.  The Company realized $844,000 and $1.3 million of income tax benefit, nearly all of which was excess income tax benefit, for the three months ended March 31, 2008 and 2007, respectively, related to exercises of stock options.  Excess income tax benefits are the benefits from deductions that are allowed for income tax purposes in excess of the expenses recorded in the Company’s financial statements.  These excess income tax benefits are recorded as an increase to paid-in capital, and the majority of these amounts are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes information about stock options outstanding as of March 31, 2008:

Stock Options Outstanding at March 31, 2008
Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Exercise Price	Exercisable	Vested or Expected to Vest
449,591	3.07	$29.3850	105,249	438,672
105,000	0.90	$4.6625	105,000	105,000

Restricted Shares and Restricted Stock Units.  The following table summarizes the changes in the Company’s restricted shares and restricted stock units during the three months ended March 31, 2008:

	Shares/Units	Weighted-Average Grant-Date Market Value
Nonvested at beginning of period	1,053,083	$24.0234
Conversion of 2007 performance stock unit awards	459,171	29.3850
Granted	191,603	29.2920
Vested	(588,879)	22.9150
Forfeited	-	-
Nonvested at end of period	1,114,978	27.7222

The total fair value of restricted shares and restricted stock units which vested during the three months ended March 31, 2008 was $22.0 million, and the Company realized $7.2 million of income tax benefit related to these vestings, of which $2.8 million was excess income tax benefit.  The total fair value of restricted shares and restricted stock units which vested during the three months ended March 31, 2007 was $4.3 million, and the Company realized $1.6 million of income tax benefit related to these vestings, of which $708,000 was excess income tax benefit.
In March 2008, following certification by the Compensation Committee of the Company’s Board of Directors that specified performance criteria had been achieved for the year ended December 31, 2007, the Company issued 459,171 shares of restricted stock in connection with the February 2007 grant of performance stock unit awards.  One-third of this restricted stock will vest on June 30, 2008, one-third will vest on June 30, 2009 and the final one-third will vest on June 30, 2010. The Company issued 26,250 restricted stock units to its Board of Directors on January 24, 2008, of which 3,750 restricted stock units vested during the quarter due to retirement and the remainder will vest on December 31, 2008.  In the three months ended March 31, 2008, an additional 162,488 shares of restricted stock were issued to employees and will vest 25% in March 2009, 25% in March 2010 and the final 50% in March 2011.  The Company also granted 2,865 shares of restricted stock to an employee, one-third which will vest on June 30, 2008, one-third will vest on June 30, 2009 and the final one-third will vest on June 30, 2010.

Performance Awards.  During the three months ended March 31, 2008, the Company granted up to 481,811 performance stock unit awards to be earned if certain performance goals are met for 2008.  Depending on achievement of the performance goals, awards earned could be between 0% and 125% of the base number of performance stock units.  If any of the performance goals are achieved for 2008 and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into restricted stock during the first quarter of 2009.  One-third of these restricted shares will vest on June 30, 2009, one-third on June 30, 2010 and the final one-third on June 30, 2011.  The Company also granted up to 240,871 performance stock unit awards contingent upon performance criteria being met over a three-year period ending on December 31, 2010.  As of March 31, 2008, the Company assumed that the target (100%) level award would be earned for purposes of stock-based compensation expense for the awards granted in 2008.
As of March 31, 2008, the Company also had outstanding up to 229,628 performance stock unit awards that were issued during the quarter ended March 31, 2007, to be earned should performance criteria be met over a three-year period ending December 31, 2009.  Depending on achievement of the performance goals, awards earned could be between 0% and 125% of the base number of performance stock units.  As of March 31, 2008, the Company assumed the maximum (125%) level award would be earned for purposes of stock-based compensation expense for the awards granted in 2007.  When common stock dividends are declared by the Company’s Board of Directors, dividend equivalents (on the stock unit awards) and dividends (once the stock unit awards are converted to restricted stock) are accrued on the performance stock units and restricted stock but are not paid until the restricted stock vests.  The stock unit awards are valued at the market value on the date of grant and amortized to compensation expense on a straight-line basis over the nominal vesting period, adjusted for retirement-eligible employees, as required under FAS No. 123(R), “Share-Based Payment.”

7.      Employee Benefit Plans

Defined Benefit Plans
The Company established a defined benefit cash balance pension plan, effective January 1, 2000, for eligible El Dorado Refinery employees to supplement retirement benefits that those employees lost upon the sale of the El Dorado Refinery to Frontier.  No other current or future employees will be eligible to participate in the plan.  This plan had assets of $10.7 million at December 31, 2007, and its funding status is in compliance with ERISA.  In April 2008, the Company’s Board of Directors approved the termination of the pension plan.  Because of regulatory review, the Company estimates that it will take approximately a year to complete the termination.  Plan participants will receive 100% of their account balance, including interest, until termination.  It is anticipated most participants will roll over their account balance into the Company’s 401K plan.  The Company does not believe the termination will have a material effect on net income.
The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery.  Eligible employees are employees hired by the El Dorado Refinery before certain defined dates and who satisfy certain age and service requirements.  Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare.  Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans were unfunded as of March 31, 2008.  The post-retirement healthcare plan requires retirees to pay between 20% and 40% of total healthcare costs based on age and length of service.  The plan’s prescription drug benefits are at least equivalent to Medicare Part D benefits.  The plan was amended in the first quarter of 2008 to limit the pre-Medicare insurance premium to 125% of the active employee rate, which increased the benefit obligation by $1.4 million.
The following table sets forth the net periodic benefit costs recognized for these benefit plans in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
Pension Benefits	2008	2007
	(in thousands)
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$-	$-
Interest cost	154	142
Expected return on plan assets	(203)	(186)
Amortization of prior service cost	-	-
Amortized net actuarial loss	-	-
Net periodic benefit cost	(49)	(44)

Changes in assets and benefit obligations recognized in other comprehensive income:
Net gain	-	-
Amortization of prior service cost	-	-
Amortization of loss	-	-
Total recognized in other comprehensive income	-	-
Total recognized in net periodic benefit cost and other comprehensive income	$(49)	$(44)

	Three Months Ended March 31,
Post-retirement Healthcare and Other Benefits	2008	2007
	(in thousands)
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Components of net periodic benefit cost:
Service cost	$190	$188
Interest cost	435	403
Expected return on plan assets	-	-
Amortization of prior service cost	(397)	(469)
Amortized net actuarial loss	218	284
Net periodic benefit cost	446	406

Changes in assets and benefit obligations recognized in other comprehensive income:
Increase in benefit obligation for plan amendment	1,350	-
Amortization of prior service cost	397	-
Amortization of loss	(218)	-
Total recognized in other comprehensive income	1,529	-
Total recognized in net periodic benefit cost and other comprehensive income	$1,975	$406

As of March 31, 2008, the Company had not made any contributions to its cash balance pension plan in 2008, and is not required to make contributions during the remainder of 2008.

8.      Fair Value Measurement

FAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

Description	Level 1	Level 2	Total
Derivative liabilities	$1,753	$2,284	$4,037

As of March 31, 2008, the Company had no assets or liabilities measured at fair value on a recurring basis that meet the definition of Level 3.  The Company’s derivative contracts giving rise to the liabilities measured under Level 1 are NYMEX crude oil contracts and thus are valued using quoted market prices at the end of each period.  The Company’s derivative contracts giving rise to the liabilities under Level 2 are valued using pricing models based on NYMEX crude oil contracts.

9.      Price Risk Management Activities

The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production.  The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with creditworthy counterparties.  The Company believes that there is minimal credit risk with respect to its counterparties.  The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting through earnings if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As such, gains or losses on commodity derivative contracts accounted for as fair value hedges are recognized in the related inventory in “Inventory of crude oil, products and other” on the Condensed Consolidated Balance Sheets and ultimately, when the inventory is charged or sold, in “Raw material, freight and other costs” on the Condensed Consolidated Statements of Income and Comprehensive Income.  Gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” on the Condensed Consolidated Statements of Income and Comprehensive Income at each period end.  The Company has derivative contracts which it holds directly and also derivative contracts, in connection with its crude oil purchase and sale contract, held on Frontier’s behalf by Utexam Limited (“Utexam”), a wholly-owned subsidiary of BNP Paribas Ireland.  The market value of open derivative contracts is included on the Condensed Consolidated Balance Sheets in “Derivative liabilities” when the unrealized value is a loss ($4.0 million at March 31, 2008 and $15.1 million at December 31, 2007), or in “Other current assets” when the unrealized value is a gain.

Mark-to-market activities.  During the three months ended March 31, 2008 and 2007, the Company (directly or indirectly) had the following derivative activities which, while economic hedges, were not accounted for as hedges and whose gains or losses are reflected in “Other revenues” on the Condensed Consolidated Statements of Income and Comprehensive Income:

Crude purchases in-transit.  As of March 31, 2008, the Company had open derivative contracts held on Frontier’s behalf by Utexam on 1.2 million barrels of crude oil to hedge in-transit Canadian crude oil costs.  As of March 31, 2008, these positions had unrealized losses of $2.3 million.  During the three months ended March 31, 2008 and 2007, the Company reported in “Other revenues” $8.7 million in net losses, and $1.0 million in net gains, respectively, on positions to hedge in-transit crude oil, mainly Canadian crude oil for the El Dorado Refinery.
Derivative contracts on crude oil to hedge excess intermediate, normal butane, finished product and excess crude oil inventory for both the Cheyenne and El Dorado Refineries.  As of March 31, 2008, the Company had open derivative contracts on 2.4 million barrels of crude oil to hedge crude oil, intermediate and finished product inventories.  At March 31, 2008, these positions had unrealized losses of $1.8 million.  During the three months ended March 31, 2008 and 2007, the Company reported in “Other revenues” $18.4 million and $3.3 million, respectively, in net losses on these types of positions.
Hedging activities.  During the three months ended March 31, 2008 and 2007, the Company had no derivative contracts that were designated and accounted for as hedges.

10.     Environmental

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
The Environmental Protection Agency (“EPA”) has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continues through 2008, with special provisions for small business refiners such as Frontier.  As allowed by subsequent regulation, Frontier elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until January 1, 2011 by complying with the highway ultra low sulfur diesel standard by June 2006.  The Cheyenne Refinery has spent approximately $28.9 million (including capitalized interest) to meet the interim gasoline sulfur standard, which was required by January 1, 2004.  To meet final federal gasoline sulfur standards, the Company has identified expenditures of $9.3 million in new process unit capacity plus $10.0 million for intermediate inventory handling equipment at the Cheyenne Refinery.  However, new federal benzene regulations and anticipated state requirements for reduction in Reid Vapor Pressure (“RVP”) suggest that additional capital expenditures may be required to meet these standards.  The Company is presently estimating the total cost in connection with an overall compliance strategy for the Cheyenne Refinery.  Total capital expenditures estimated as of March 31, 2008 for the El Dorado Refinery to comply with the final gasoline sulfur standard are approximately $83.0 million, including capitalized interest, and are expected to be incurred by the end of 2009.  As of March 31, 2008, $15.8 million of the estimated $83.0 million had been incurred.  Substantially all of the estimated $83.0 million of expenditures relates to the Company’s El Dorado Refinery gasoil hydrotreater revamp project.  The gasoil hydrotreater revamp project will address most of the El Dorado Refinery’s modifications needed to achieve gasoline sulfur compliance, and the Company anticipates this project will provide a substantial economic benefit.
As of December 31, 2007, the Company had available to sell or use approximately 174 billion (parts per million (“ppm”)-gallons) gasoline sulfur credits that were generated by its Cheyenne and El Dorado Refineries and its EMC blending facility by producing gasoline with a lower sulfur content than the small refiner EPA requirement. In the first quarter of 2008, Frontier sold 33.9 billion (ppm-gallons) of the 174 billion (ppm-gallons) available sulfur credits for total proceeds of $4.3 million, which was recorded in “Other revenue” on the Consolidated Statements of Income and Comprehensive Income for the quarter ended March 31, 2008.
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
The Initiative has caused many refiners to enter into consent decrees typically requiring substantial expenditures for penalties and the installation of additional pollution control equipment.  In anticipation of such a consent decree, the Company has undertaken certain modifications at each of the Company’s Refineries.  At the Cheyenne Refinery, the Company has spent $4.6 million on the flare gas recovery system which was completed in 2006.  At the El Dorado Refinery, the flare gas recovery system was completed in 2007 for a total cost of $4.7 million.  Settlement negotiations with the EPA and state regulatory agencies regarding additional regulatory issues associated with the Initiative are underway.  The Company now estimates that, in addition to the flare gas recovery systems discussed above, capital expenditures totaling approximately $56.0 million at the Cheyenne Refinery and $70 million at the El Dorado Refinery ($8.0 million of the $70.0 million had been incurred as of March 31, 2008) will be required prior to 2015 to satisfy these issues.  Notwithstanding these anticipated regulatory settlements, many of these same expenditures would be required for the Company to implement its planned facility expansions.  In addition to the capital costs described above, the EPA has proposed a civil penalty in the amount of $1.9 million as of March 31, 2008, to be discounted for a related $100,000 penalty and associated supplemental environment project (“SEP”) paid to the State of Wyoming in 2005 and further offset up to 50 percent by the completion of mutually agreed upon additional SEPs.  The Company has made an accrual for this estimated penalty at March 31, 2008 and December 31, 2007.
The EPA has promulgated regulations to enact the provisions of the Energy Policy Act of 2005 regarding mandated blending of renewable fuels in gasoline.  The Energy Independence and Security Act of 2007 significantly increases the amount of renewable fuels that had been required by the 2005 legislation. The Company, as a small refiner, will be exempt until 2012 from these requirements. While not yet enacted or promulgated, other pending legislation or regulation regarding the mandated use of alternative or renewable fuels and/or the reduction of greenhouse gas emissions from either transportation fuels or manufacturing processes is under consideration by the U.S. Congress and certain federal regulatory agencies.  If enacted or promulgated, these requirements may impact the operations of the Company.
On February 26, 2007, the EPA promulgated regulations limiting the amount of benzene in gasoline.  These regulations take effect for large refiners on January 1, 2011 and for small refiners, such as Frontier, on January 1, 2015.  While not yet estimated, the Company anticipates that potentially material capital expenditures may be necessary to achieve compliance with the new regulation at its Cheyenne Refinery as discussed above.  Gasoline manufactured at the El Dorado Refinery typically contains benzene concentrations near the new standard.  The Company therefore believes that necessary benzene compliance expenditures at the El Dorado Refinery will be substantially less than those at its Cheyenne Refinery.
As is the case with companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that the Company may have manufactured, handled, used, released or disposed.
Cheyenne Refinery.  The Company is party to an agreement with the State of Wyoming requiring investigation and interim remediation actions at the Cheyenne Refinery’s property that may have been impacted by past operational activities.  As a result of past and ongoing investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects.  In addition, the Company estimates that an ongoing groundwater remediation program will be required for approximately ten more years.  As of March 31, 2008 and December 31, 2007, the Company had a $5.0 million accrual included on the Condensed Consolidated Balance Sheets, reflecting the estimated present value of the $410,000 estimated to be spent during the remaining portion of 2008 and a $700,000 annual cost for 2009 through 2018, assuming a 3% inflation rate and discounted at a rate of 7.5%.  The Company also had accrued a total of $4.8 million, as of March 31, 2008 and December 31, 2007, for the cleanup of a waste water treatment pond located on land adjacent to the Cheyenne Refinery which the Company had historically leased from the landowner.  The lease expired, and the Company ceased use of the pond on June 30, 2006.  The waste water pond will be cleaned up pursuant to the aforementioned agreement with the State of Wyoming.  Depending upon the results of the ongoing investigation, or by a subsequent administrative order or permit, additional remedial action and costs could be required.  Pursuant to this agreement, the Company has also committed to the installation of a groundwater boundary control system to be constructed in the near future.  The costs associated with this system are under development.
The Company has completed the negotiation of a settlement of a Notice of Violation (“NOV”) from the Wyoming Department of Environmental Quality alleging non-compliance with certain refinery waste management requirements.  A negotiated penalty in the amount of $631,000 was paid in 2007 as part of the settlement of this NOV.  The Company has estimated that the capital cost for required corrective measures will be approximately $2.7 million.  In addition, the Company had an accrual at both March 31, 2008 and December 31, 2007 of $1.2 million for additional work related to the corrective measures.
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

11.     Litigation

Beverly Hills Lawsuits.  On October 12, 2007, following the court rulings discussed below, the Company announced that it had reached agreement in principle on the terms of a settlement with the attorneys for the plaintiffs in the Beverly Hills lawsuits.  Under the terms of the settlement, the plaintiffs will receive $10.0 million from the Company, its subsidiary and its insurance provider.  Frontier’s share of the cost is approximately $6.3 million, which will be funded from the Company’s commutation account that had previously been established with an insurance provider. Once a settlement agreement is finalized between the plaintiffs and the Company and its subsidiary, including releases by the plaintiffs, the settlement will be subject to approval by the Los Angeles Superior Court.  Following court approval, the settlement should resolve all of the litigation against the Company and its subsidiary currently pending in both the Los Angeles Superior Court and the California Court of Appeal.  The following provides more information about the Beverly Hills litigation and associated insurance coverage.
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
The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility.  Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills High School students, school employees or area residents.  Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from a highly-rated insurance company covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date.  The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity.  In October 2003, the Company paid $6.25 million to the insurance company for loss mitigation insurance and also funded with the insurance company a commutation account of approximately $19.5 million, which is funding the first costs incurred under the policy including, but not limited to, the costs of defense of the claims.  The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million.  As of March 31, 2008, the commutation account balance was approximately $6.3 million and was included in current assets on the Condensed Consolidated Balance Sheet.  The Company also has been seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period. The Company has reached a settlement on some of the policies and is continuing to pursue coverage efforts on other policies.
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
In accordance with FAS No. 5, “Accounting for Contingencies,” Frontier accrued as of March 31, 2008 and December 31, 2007 the $10.0 million settlement (“Accrued Beverly Hills litigation settlement” on the Condensed Consolidated Balance Sheets) because it is probable and reasonably estimable and a receivable from insurance providers of $3.7 million (included in “Other receivables” on the Condensed Consolidated Balance Sheet).  Frontier does not believe that any potential future claims or litigation, by which similar or related claims may be asserted against the Company or its subsidiary, will result in any material liability or have any material adverse effect upon the Company.
Other.  The Company is also involved in various other lawsuits which are incidental to its business.  In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

12.     Other Contingencies

El Dorado Earn-out Payments.  On November 16, 1999, Frontier acquired the crude oil refinery located in El Dorado, Kansas from Equilon Enterprises LLC, now known as Shell Oil Products US (“Shell”).  Under the provisions of the purchase and sale agreement, the Company was required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s revenues less its material costs and operating costs, other than depreciation.  The total amount of these contingent earn-out payments was capped at $40.0 million, with an annual cap of $7.5 million.  Any contingent earn-out payment was recorded as an additional acquisition cost when determinable.  A contingent earn-out payment of $7.5 million was required based on 2007 results, and was accrued at December 31, 2007 and paid in January 2008.  Including the final payment under the agreement, made in January 2008, the Company paid a total of $37.5 million for contingent earn-out payments.

13.     Amendment of Crude Oil Purchase and Sale Contract

Effective March 10, 2006, the Company’s subsidiary, Frontier Oil and Refining Company (“FORC”), entered into a Master Crude Oil Purchase and Sale Contract (“Contract”) with Utexam.  Under this $200.0 million Contract, Utexam purchases, transports and subsequently sells crude oil to FORC at a location near Cushing, Oklahoma or other locations as agreed.  Under this agreement, Utexam is the owner of record of the crude oil as it is transported from the point of injection, typically Hardisty, Alberta, Canada to the point of ultimate sale to FORC.  The Company has provided a guarantee of FORC’s obligations under this Contract, primarily to receive crude oil and make payment for crude oil purchases arranged under this Contract.  The Company accounts for the transactions under this Contract as a financing arrangement, whereby the inventory and the associated liability are recorded in the Company’s financial statements when the crude oil is injected into the pipeline in Canada.
On March 12, 2008, FORC entered into an amendment of this Contract which increased the total commitment to $250.0 million and also allows for Utexam to sell crude oil to FORC at a location near Cushing, Oklahoma as well as at a location near Guernsey, Wyoming.

14.     Consolidating Financial Statements

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

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2008
(in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$1,207,588	$-	$-	$1,207,588
Other	-	(21,830)	25	-	(21,805)
	-	1,185,758	25	-	1,185,783

Costs and expenses:
Raw material, freight and other costs	-	999,128	-	-	999,128
Refinery operating expenses, excluding depreciation	-	87,560	-	-	87,560
Selling and general expenses, excluding depreciation	4,235	6,120	-	-	10,355
Depreciation, amortization and accretion	14	14,958	-	(32)	14,940
Gain on sales of assets	(37)	-	-	-	(37)
	4,212	1,107,766	-	(32)	1,111,946

Operating income (loss)	(4,212)	77,992	25	32	73,837

Interest expense and other financing costs	3,184	939	-	(2,484)	1,639
Interest and investment income	(1,560)	(753)	-	-	(2,313)
Equity in earnings of subsidiaries before income taxes	(80,297)	-	-	80,297	-
	(78,673)	186	-	77,813	(674)

Income before income taxes	74,461	77,806	25	(77,781)	74,511
Provision for income taxes	28,492	28,833	9	(28,792)	28,542
Net income	$45,969	$48,973	$16	$(48,989)	$45,969

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$1,050,056	$-	$-	$1,050,056
Other	-	(2,185)	12	-	(2,173)
	-	1,047,871	12	-	1,047,883

Costs and expenses:
Raw material, freight and other costs	-	839,865	-	-	839,865
Refinery operating expenses, excluding depreciation	-	71,163	-	-	71,163
Selling and general expenses, excluding depreciation	6,223	4,809	-	-	11,032
Depreciation, amortization and accretion	19	11,177	-	(73)	11,123
Loss on sales of assets	2,028	-	-	-	2,028
	8,270	927,014	-	(73)	935,211

Operating income (loss)	(8,270)	120,857	12	73	112,672

Interest expense and other financing costs	3,087	1,187	-	(1,318)	2,956
Interest and investment income	(2,560)	(2,767)	-	-	(5,327)
Equity in earnings of subsidiaries before income taxes	(123,840)	-	-	123,840	-
	(123,313)	(1,580)	-	122,522	(2,371)

Income before income taxes	115,043	122,437	12	(122,449)	115,043
Provision for income taxes	40,323	43,015	4	(43,019)	40,323
Net income	$74,720	$79,422	$8	$(79,430)	$74,720

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of March 31, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$118,700	$35,561	$-	$-	$154,261
Trade, income tax and other receivables	4,626	176,644	-	-	181,270
Receivable from affiliated companies	20,835	-	321	(21,156)	-
Inventory of crude oil, products and other	-	596,554	-	-	596,554
Deferred tax assets	2,606	6,404	-	(6,404)	2,606
Commutation account	6,294	-	-	-	6,294
Other current assets	7,571	19,025			26,596
Total current assets	160,632	834,188	321	(27,560)	967,581

Property, plant and equipment, at cost	1,137	1,151,949	-	6,112	1,159,198
Accumulated depreciation and amortization	(957)	(339,611)	-	8,057	(332,511)
Property, plant and equipment, net	180	812,338	-	14,169	826,687

Deferred turnaround costs	-	53,601	-	-	53,601
Deferred catalyst costs	-	8,599	-	-	8,599
Deferred financing costs, net	1,689	697	-	-	2,386
Prepaid insurance, net	606	-	-	-	606
Intangible assets, net	-	1,429	-	-	1,429
Other assets	3,100	1,335	-	-	4,435
Investment in subsidiaries	1,185,011	-	-	(1,185,011)	-
Total assets	$1,351,218	$1,712,187	$321	$(1,198,402)	$1,865,324

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$263	$441,236	$-	$-	$441,499
Accrued liabilities and other	32,556	31,665	189	-	64,410
Total current liabilities	32,819	472,901	189	-	505,909

Long-term debt	150,000	-	-	-	150,000
Contingent income tax liabilities	32,415	1,097	-	-	33,512
Other long-term liabilities	2,994	39,919	-	-	42,913
Deferred income taxes	111,143	114,366	-	(114,366)	111,143
Payable to affiliated companies		38,908	79	(38,987)	-

Shareholders' equity	1,021,847	1,044,996	53	(1,045,049)	1,021,847
Total liabilities and shareholders' equity	$1,351,218	$1,712,187	$321	$(1,198,402)	$1,865,324

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$186,368	$111,031	$-	$-	$297,399
Trade, income tax and other receivables	27,948	156,798	-	-	184,746
Receivable from affiliated companies	-	2,319	296	(2,615)	-
Inventory of crude oil, products and other	-	501,927	-	-	501,927
Deferred tax assets	9,426	13,507	-	(13,507)	9,426
Commutation account	6,280	-	-	-	6,280
Other current assets	9,646	21,599	-	-	31,245
Total current assets	239,668	807,181	296	(16,122)	1,031,023

Property, plant and equipment, at cost	1,121	1,090,695	-	3,627	1,095,443
Accumulated depreciation and amortization	(943)	(325,076)	-	8,026	(317,993)
Property, plant and equipment, net	178	765,619	-	11,653	777,450

Deferred turnaround costs	-	39,276	-	-	39,276
Deferred catalyst costs	-	6,540	-	-	6,540
Deferred financing costs, net	1,810	746	-	-	2,556
Prepaid insurance, net	909	-	-	-	909
Intangible assets, net	-	1,460	-	-	1,460
Other assets	3,313	1,321	-	-	4,634
Investment in subsidiaries	1,106,243	-	-	(1,106,243)	-
Total assets	$1,352,121	$1,622,143	$296	$(1,110,712)	$1,863,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$242	$417,153	$-	$-	$417,395
Accrued liabilities and other	25,947	57,982	189	-	84,118
Total current liabilities	26,189	475,135	189	-	501,513

Long-term debt	150,000	-	-	-	150,000
Contingent income tax liabilities	31,185	1,072	-	-	32,257
Other long-term liabilities	3,208	37,946	-	-	41,154
Deferred income taxes	100,310	107,652	-	(107,652)	100,310
Payable to affiliated companies	2,615	3,365	70	(6,050)	-

Shareholders' equity	1,038,614	996,973	37	(997,010)	1,038,614
Total liabilities and shareholders' equity	$1,352,121	$1,622,143	$296	$(1,110,712)	$1,863,848

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$45,969	$48,973	$16	$(48,989)	$45,969
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries before income taxes	(80,297)	-	-	80,297	-
Depreciation, amortization and accretion	14	18,930	-	(32)	18,912
Deferred income taxes	18,232	-	-	-	18,232
Stock-based compensation expense	4,124	-	-	-	4,124
Excess income tax benefits of stock-based compensation	(3,661)	-	-	-	(3,661)
Income taxes eliminated in consolidation	-	28,783	9	(28,792)	-
Amortization of debt issuance costs	121	49	-	-	170
Gain on sales of assets	(37)	-	-	-	(37)
Amortization of long-term prepaid insurance	303	-	-	-	303
Increase in other long-term liabilities	518	388	-	-	906
Changes in deferred charges and other	213	(20,370)	-	-	(20,157)
Changes in components of working capital from operations	35,979	(124,608)	-	(2,484)	(91,113)
Net cash provided by (used in) operating activities	21,478	(47,855)	25	-	(26,352)

Cash flows from investing activities:
Additions to property, plant and equipment	(16)	(43,587)	-	-	(43,603)
Proceeds from sales of assets	37	-	-	-	37
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Other acquisitions and leasehold improvements	-	-	-	-	-
Net cash provided by (used in) investing activities	21	(51,087)	-	-	(51,066)

Cash flows from financing activities:
Purchase of treasury stock	(64,084)	-	-	-	(64,084)
Proceeds from issuance of common stock	126	-	-	-	126
Dividends paid	(5,420)	-	-	-	(5,420)
Excess income tax benefits of stock-based compensation	3,661	-	-	-	3,661
Debt issuance costs and other	-	(3)	-	-	(3)
Intercompany transactions	(23,450)	23,475	(25)	-	-
Net cash provided by (used in) financing activities	(89,167)	23,472	(25)	-	(65,720)
Decrease in cash and cash equivalents	(67,668)	(75,470)	-	-	(143,138)
Cash and cash equivalents, beginning of period	186,368	111,031	-	-	297,399
Cash and cash equivalents, end of period	$118,700	$35,561	$-	$-	$154,261

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$74,720	$79,422	$8	$(79,430)	$74,720
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries before income taxes	(123,840)	-	-	123,840	-
Depreciation, amortization and accretion	19	14,467	-	(73)	14,413
Deferred income taxes	(97)	-	-	-	(97)
Stock-based compensation expense	5,544	-	-	-	5,544
Excess income tax benefits of stock-based compensation	(1,944)	-	-	-	(1,944)
Income taxes eliminated in consolidation	-	43,015	4	(43,019)	-
Amortization of debt issuance costs	121	78	-	-	199
Loss on sales of assets	2,028	-	-	-	2,028
Decrease in commutation account	1,015	-	-	-	1,015
Amortization of long-term prepaid insurance	304	-	-	-	304
Increase in other long-term liabilities	28,989	207	-	-	29,196
Changes in deferred charges and other	(235)	(2,541)	-	-	(2,776)
Changes in components of working capital from operations	1,838	14,414	-	853	17,105
Net cash provided by (used in) operating activities	(11,538)	149,062	12	2,171	139,707

Cash flows from investing activities:
Additions to property, plant and equipment	(4,276)	(45,487)	-	(2,171)	(51,934)
Proceeds from sale of assets	2,290	-	-	-	2,290
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Other acquisitions and leasehold improvements	-	(2,995)	-	-	(2,995)
Net cash used in investing activities	(1,986)	(55,982)	-	(2,171)	(60,139)

Cash flows from financing activities:
Purchase of treasury stock	(29,661)	-	-	-	(29,661)
Proceeds from issuance of common stock	485	-	-	-	485
Dividends paid	(3,312)	-	-	-	(3,312)
Excess income tax benefits of stock-based compensation	1,944	-	-	-	1,944
Debt issuance costs and other	-	(3)	-	-	(3)
Intercompany transactions	14,017	(14,005)	(12)	-	-
Net cash used in financing activities	(16,527)	(14,008)	(12)	-	(30,547)
Decrease in cash and cash equivalents	(30,051)	79,072	-	-	49,021
Cash and cash equivalents, beginning of period	215,049	190,430	-	-	405,479
Cash and cash equivalents, end of period	$184,998	$269,502	$-	$-	$454,500

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an independent energy company engaged in crude oil refining and the wholesale marketing of refined petroleum products.  We operate refineries (the “Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a total annual average crude oil capacity of approximately 172,000 barrels per day (“bpd”).  The crude oil capacity increased from 162,000 bpd because of the completion in April 2008 of the crude unit and vacuum tower expansion at our El Dorado Refinery.  To assist in understanding our operating results, please refer to the operating data at the end of this analysis, which provides key operating information for our Refineries.  Refinery operating data is also included in our annual report on Form 10-K, our quarterly reports on Form 10-Q and on our web site at http://www.frontieroil.com.  We make our web site content available for informational purposes only.  The web site should not be relied upon for investment purposes.  We make available on this web site under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.

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

Three months ended March 31, 2008 compared with the same period in 2007

Overview of Results

We had net income for the three months ended March 31, 2008 of $46.0 million, or $0.44 per diluted share, compared to net income of $74.7 million, or $0.68 per diluted share, earned in the same period in 2007.  Our operating income of $73.8 million for the three months ended March 31, 2008 decreased $38.8 million from the $112.7 million for the comparable period in 2007.  Our net income and operating income declined because the average gasoline crack spread of $4.04 per barrel during the first quarter of 2008 was substantially lower than the $12.92 per barrel in the first quarter of 2007, and the average diesel crack spread decreased to $20.71 per barrel during the first quarter of 2008 from $21.66 per barrel in the comparable period in 2007.  In addition, product yields and product revenues were significantly lower during the first quarter of 2008 because of the major turnaround work conducted at the El Dorado Refinery during all of March 2008.

Specific Variances

Refined product revenues.  Refined product revenues increased $157.5 million, or 15%, from $1.05 billion to $1.21 billion for the three months ended March 31, 2008 compared to the same period in 2007.  This increase resulted primarily from higher crude oil prices, which supported higher refined product prices ($28.44 higher average per sales barrel), despite a decline in sales volumes.
Manufactured product yields.  Yields decreased 37,489 bpd at the El Dorado Refinery and 2,312 bpd at the Cheyenne Refinery for the three months ended March 31, 2008 compared to same period in 2007.  The decrease in yields at the El Dorado Refinery was due to the planned major turnaround work on the crude unit, the coker and the reformer during all of March of this year.
Other revenues.  Other revenues decreased $19.6 million to a loss of $21.8 million for the three months ended March 31, 2008, compared to a loss of $2.2 million for the same period in 2007, the primary source of which was $27.1 million in net losses from derivative contracts in the three months ended March 31, 2008 compared to $2.3 million in net losses from derivative contracts in the three months ended March 31, 2007.  The increased hedge losses were partially offset by $4.3 million in gasoline sulfur credit sales in 2008 (none in the comparable period of 2007).  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.
Raw material, freight and other costs.  Raw material, freight and other costs increased by $159.3 million, from $839.9 million in the three months ended March 31, 2007, to $999.1 million in the same period for 2008.  The increase in raw material, freight and other costs was due to higher average crude oil prices and increased purchased products partially offset by decreased overall crude oil charges and higher light/heavy crude oil differentials during the three months ended March 31, 2008 when compared to the same period in 2007.  For the three months ended March 31, 2008, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $62.5 million after tax ($100.7 million pretax, consisting of a $20.9 million gain at the Cheyenne Refinery and a $79.8 million gain at the El Dorado Refinery).  For the three months ended March 31, 2007, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $2.0 million after tax ($3.3 million pretax, comprised of a $1.6 million gain at the Cheyenne Refinery and a $1.7 million at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $79.58 per sales barrel for the three months ended March 31, 2008 increased from $51.49 per sales barrel in the same period in 2007 due to higher average crude oil prices and increased purchased products partially offset by increased light/heavy crude oil differentials and lower overall crude oil charges.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $18.56 per barrel in the three months ended March 31, 2008 compared to $13.24 per barrel in the same period in 2007.
The El Dorado Refinery raw material, freight and other costs of $80.35 per sales barrel for the three months ended March 31, 2008 increased from $55.91 per sales barrel in the same period in 2007 due to a lower volume of sales barrels and higher average crude oil prices partially offset by decreased overall crude charges and higher light/heavy crude oil differentials.  The WTI/WTS crude oil differential increased from an average of $4.34 per barrel in the three month period ended March 31, 2007, to $4.64 per barrel in the same period in 2008.  The light/heavy crude oil differential increased from an average of $12.39 per barrel in the three month period ended March 31, 2007, to $21.68 per barrel in the same period in 2008.
Refinery operating expenses.  Refinery operating expenses, excluding depreciation, were $87.6 million in the three months ended March 31, 2008 compared to $71.2 million in the comparable period of 2007.
The Cheyenne Refinery operating expenses, excluding depreciation, were $29.2 million in the three months ended March 31, 2008 compared to $25.0 million in the comparable period of 2007.  Primary areas of increased costs were: natural gas costs ($1.7 million due to increased volumes and price), maintenance costs ($1.2 million, $720,000 of which related to the remaining costs of the coker fire in December 2007), turnaround amortization ($830,000 due to amortization costs of 2007 turnarounds), and salaries and benefits expenses ($193,000).
The El Dorado Refinery operating expenses, excluding depreciation, were $58.4 million in the three months ended March 31, 2008, increasing from $46.2 million in the same three-month period of 2007.  Primary areas of increased costs and the variance amounts for the 2008 period compared to the 2007 period were: maintenance costs ($6.6 million, primarily related to demolition, catalyst and repair costs incurred during the March 2008 turnaround), salaries and benefits expenses ($1.8 million, mostly due to increased overtime in relation to the March 2008 turnaround), property and other taxes ($1.6 million), natural gas costs ($1.1 million due to increased volumes and prices), consulting and legal expenses ($658,000), and operating supplies ($530,000).
Selling and general expenses.  Selling and general expenses, excluding depreciation, decreased $677,000, or 6%, from $11.0 million for the three months ended March 31, 2007 to $10.4 million for the three months ended March 31, 2008, due to legal expenses incurred in the 2007 acquisition of EMC ($228,000), lower salaries and benefit expenses (including stock-based compensation expense) in 2008 ($227,000) and lower rental and lease equipment costs ($182,000).
Depreciation, accretion and amortization.  Depreciation, accretion and amortization increased $3.8 million, or 34%, for the three months ended March 31, 2008 compared to the same period in 2007 because of increased capital investment in our Refineries, including our Cheyenne Refinery coker expansion project placed into service in the second quarter of 2007.  We also had higher depreciation expense during the three months ended March 31, 2008 due to changes made during the third quarter of 2007, in the estimated useful lives of certain assets that are expected to be retired in connection with certain of our capital projects in 2008 and 2009.
Gain on sale of assets.  The $37,000 gain on the sale of assets during the three months ended March 31, 2008 compares to a $2.0 million loss from the buyout and sale of a leased aircraft during the three months ended March 31, 2007.
Interest expense and other financing costs.  Interest expense and other financing costs of $1.6 million for the three months ended March 31, 2008 decreased $1.3 million, or 45%, from $3.0 million in the comparable period in 2007.  The primary component of the decrease was higher capitalized interest in the first quarter of 2008 of $2.6 million compared to $1.3 million in 2007.  Average debt outstanding was $150.5 million and $150.0 during the three months ended March 31, 2008 and 2007 (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income decreased $3.0 million from $5.3 million in the three months ended March 31, 2007, to $2.3 million in the three months ended March 31, 2008, because of lower average cash balances.
Provision for income taxes.  The provision for income taxes for the three months ended March 31, 2008 was $28.5 million on pretax income of $74.5 million (or 38.3%).  Our provision for income taxes for the three months ended March 31, 2007 was $40.3 million on pretax income of $115.0 million (or 35.1%).  The effective tax rate for the three months ended March 31, 2008 was higher than the effective tax rate in the comparable period in 2007 because 2007 included a $1.4 million ultra-low sulfur diesel credit benefit to the provision and the 2008 provision was higher due to certain executive compensation that exceeded the limits allowed as a tax deduction.  The benefit of the Section 199 production activities deduction for manufacturers (based on taxable income) was also less in the three months ended March 31, 2008, than in the comparable period of 2007 because taxable income was substantially less during the first quarter of 2008.  The provision for income taxes for the three months ended March 31, 2008 includes a benefit of $487,000 for Kansas state income taxes due to a recent favorable ruling by the Kansas Board of Tax Appeals.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities.  Net cash used in operating activities was $26.4 million for the three months ended March 31, 2008 compared to net cash provided by operating activities of $139.7 million during the three months ended March 31, 2007.  Cash flows from working capital changes used a substantial amount of cash during the 2008 period compared to providing cash for the same period in 2007 in addition to lower operating income which decreased cash flow.  Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Working capital changes used a total of $91.1 million of cash during the 2008 period compared to providing $17.1 million of cash for the same period in 2007.  The most significant component of the working capital change was an increase in inventories of $94.6 million in the first three months of 2008 compared to an decrease in inventories of $27.8 million in the 2007 comparable period, partially offset by an increase in trade and crude payables of $6.1 million in 2008 compared to a decrease in 2007 of $43.0 million.  The increase in inventories during the three months ended March 31, 2008, was due to higher crude oil inventories from crude oil stored during the March turnaround at the El Dorado Refinery, as well as other increased inventory levels and higher prices.  During the three months ended March 31, 2008, we received a federal income tax refund of $24.0 million which was our estimated overpayment from 2007.  At March 31, 2008, we had $154.3 million of cash and cash equivalents, $461.7 million of working capital and $210.5 million of borrowing base availability for cash borrowings under our $225.0 million revolving credit facility.
Cash flows used in investing activities.  Capital expenditures during the first three months of 2008 were $43.6 million, which included approximately $33.4 million for the El Dorado Refinery and $10.1 million for the Cheyenne Refinery.  The $33.4 million of capital expenditures for our El Dorado Refinery included $9.6 million for the crude unit and vacuum tower expansion, $9.2 million on the coke drum replacement and $6.1 million on the gasoil hydrotreater revamp, as well as operational, payout, safety, administrative, environmental and optimization projects.  The $10.1 million of capital expenditures for our Cheyenne Refinery included approximately $2.2 million for the coker expansion and $2.1 million for the amine plant as well as environmental, operational, safety, administrative and payout projects.
Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we have been required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s annual revenues less material costs and operating costs, other than depreciation.  The total amount of these contingent payments was capped at $40.0 million, with an annual cap of $7.5 million. Such contingency payments were recorded as an additional acquisition cost when the payment was considered probable and estimable.  Payments of $7.5 million each were paid in early 2005, 2006, 2007 and 2008, based on 2004, 2005, 2006 and 2007 results, and were accrued as of December 31, 2004, 2005, 2006 and 2007, respectively.  Including the payment made in early 2008, we paid a total of $37.5 million to date for contingent earn-out payments and will no longer be subject to this provision of the Shell agreement.
Cash flows used in financing activities.  During the three months ended March 31, 2008, we spent $64.1 million to repurchase stock under the stock repurchase program discussed below.  Treasury stock increased by 238,379 shares ($7.8 million) from stock surrendered by employees and members of the Board of Directors to pay their withholding taxes on stock-based compensation which vested during the first three months of 2008.  We also paid $5.4 million in dividends during the three months ended March 31, 2008.
Through December 31, 2007, our Board of Directors had approved a total of $300 million for share repurchases, of which $243.6 million had been spent.  In February 2008, our Board of Directors approved an additional $100 million to be utilized for share repurchases.  As indicated above, we used $64.1 million to repurchase stock under this program during the three months ended March 31, 2008, leaving a remaining authorization of $100.2 million.
During the three months ended March 31, 2008, we issued 70,000 shares of common stock from our treasury stock in connection with stock option exercises by employees and members of our Board of Directors, for which we received $126,000. As of March 31, 2008, we had $150.0 million of long-term debt outstanding and no borrowings under our revolving credit facility.  We also had $14.5 million of letters of credit outstanding under our revolving credit facility.  We were in compliance with the financial covenants of our revolving credit facility as of March 31, 2008.  Shareholders’ equity as of March 31, 2008 was $1.0 billion.
Our Board of Directors declared a regular quarterly cash dividend of $0.05 per share in December 2007, which was paid in January 2008.  In February 2008, our Board of Directors declared a regular quarterly cash dividend of $0.05 per share for shareholders of record on March 28, 2008, which was paid in April 2008.  The total cash required for the dividend declared in February 2008 was approximately $5.1 million and was included in “Accrued dividends” on the March 31, 2008 Condensed Consolidated Balance Sheet.

FUTURE CAPITAL EXPENDITURES

 Significant future capital projects.  Both the Cheyenne and El Dorado Refineries will continue working on significant, multi-year projects in 2008 and 2009.  The new amine unit at the Cheyenne Refinery has an estimated total cost of $20.5 million (including capitalized interest) and is intended to result in improved alkylation unit reliability and provide a partial backup unit if the main amine unit is not operating.  The project is expected to be completed and start-up is expected to occur in mid-2008.
The approximate $153 million crude unit and vacuum tower expansion at the El Dorado Refinery, substantially completed during the first quarter of 2008, allows for higher crude charge rates (including a significantly greater percentage of heavy crude oil) and higher gasoline and distillate yields.  This project also includes a significant metallurgical upgrade to the unit which allows for running high napthenic acid crude oils, a characteristic typical of crude types found in Western Canada, West Africa and the North Sea.  At March 31, 2008, there were $2.0 million of outstanding purchase commitments for this project.  The coke drum replacement project estimated at $60 million for our El Dorado Refinery includes safety and reliability components as well as overall throughput support for the Refinery and is expected to be completed by mid-2008.  The gasoil hydrotreater revamp at the El Dorado Refinery is the key project to achieve gasoline sulfur compliance for our El Dorado Refinery and has a total estimated cost of $82 million (see “Environmental” in Note 10 in the “Notes to Condensed Consolidated Financial Statements”).  The project will also result in significant yield improvement for the catalytic cracking unit and is anticipated to be completed in the fall of 2009.  As of March 31, 2008, outstanding purchase commitments for the gasoil hydrotreater revamp were $8.2 million.  The El Dorado Refinery $84 million catalytic cracker expansion project includes a revamp component and new technology which will increase charge rates and improve product yields and is also anticipated to be completed in the fall of 2009 with outstanding purchase commitments at March 31, 2008 of $2.7 million.  The El Dorado Refinery catalytic cracker regenerator emission control project, with a fall 2009 estimated completion date and total estimated cost of $36 million, will add a scrubber to improve the environmental performance of the unit, specifically as it relates to flue-gas emissions.  This project is necessary to support the catalytic cracking expansion project and to meet a portion of the expected requirements of the EPA Petroleum Refining Initiative (see “Environmental” in Note 10 in the “Notes to Condensed Consolidated Financial Statements”).  At March 31, 2008 the catalytic cracker regenerator emission control project had outstanding purchase commitments of $3.6 million.  The above amounts include estimated capitalized interest.
2008 capital expenditures.  Including the projects discussed above, 2008 capital expenditures aggregating approximately $309.0 million are currently planned, and include $191.0 million at our El Dorado Refinery, $116.0 million at our Cheyenne Refinery, $1.5 million at our products terminal and blending facility and $600,000 at our Denver and Houston offices.  The $191.0 million of planned capital expenditures for our El Dorado Refinery includes $26.0 million for the gasoil hydrotreater revamp project, $28.0 million for  the coke drum replacement project, $29.0 million for the crude unit and vacuum expansion project, $20.0 million for the catalytic cracker expansion project and $20.0 million for the catalytic cracker regenerator emission control project, as mentioned above, as well as environmental, operational, safety, payout and administrative projects.  The $116.0 million of planned capital expenditures for our Cheyenne Refinery includes $15.0 million for the Refinery main office replacement, $13.0 million for a new boiler project ($14.0 million total cost), $8.0 million for a waste water selenium treatment project ($15.0 million total cost), and $8.0 million for the new amine plant ($20.5 million total cost), as well as environmental, operational, safety, payout and administrative projects.  We expect that our 2008 capital expenditures will be funded with cash generated by our operations and by using a portion of our existing cash balance, if necessary.  We may experience cost overruns and/or schedule delays on any of these projects because of the strong industry demand for material, labor and engineering resources.

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the three months ended March 31, 2008 and 2007.  The statistical information includes the following terms:
•	WTI Cushing crude oil price - the benchmark West Texas Intermediate crude oil priced at Cushing, Oklahoma (ConocoPhillips WTI crude oil posting plus).
•	Charges - the quantity of crude oil and other feedstock processed through Refinery units on a bpd basis.
•	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
•	Gasoline and diesel crack spreads - the average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average WTI Cushing crude oil price.
•	Cheyenne light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and the heavy crude oil delivered to the Cheyenne Refinery.
•	WTI/WTS crude oil differential - the average differential between the WTI Cushing crude oil price and the West Texas sour crude oil priced at Midland, Texas.
•	El Dorado Refinery light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and Canadian heavy crude oil delivered to the El Dorado Refinery.

Consolidated:
	Three Months Ended March 31,
	2008	2007
Charges (bpd)
Light crude	11,060	41,942
Heavy and intermediate crude	92,813	108,091
Other feed and blendstocks	22,145	16,496
Total	126,018	166,529

Manufactured product yields (bpd)
Gasoline	65,498	77,545
Diesel and jet fuel	38,824	61,367
Asphalt	5,568	4,247
Other	12,973	19,507
Total	122,863	162,666

Total product sales (bpd)
Gasoline	75,328	85,436
Diesel and jet fuel	38,588	61,576
Asphalt	5,281	4,695
Other	17,932	19,037
Total	137,129	170,744

Refinery operating margin information (per sales barrel)
Refined products revenue	$96.77	$68.33
Raw material, freight and other costs (FIFO inventory accounting)	80.06	54.65
Refinery operating expenses, excluding depreciation	7.02	4.63
Depreciation, accretion and amortization	1.19	0.72

Average WTI Cushing crude oil price (per barrel)	$97.88	$57.27
Average gasoline crack spread (per barrel)	4.04	12.92
Average diesel crack spread (per barrel)	20.71	21.66

Average sales price (per sales barrel)
Gasoline	$103.46	$70.55
Diesel and jet fuel	119.70	79.58
Asphalt	34.07	35.57
Other	37.81	30.10

	Three Months Ended March 31,
	2008	2007
Cheyenne Refinery:
Charges (bpd)
Light crude	8,141	16,839
Heavy and intermediate crude	35,009	29,114
Other feed and blendstocks	1,644	1,895
Total	44,794	47,848

Manufactured product yields (bpd)
Gasoline	20,472	20,736
Diesel	13,394	14,685
Asphalt	5,568	4,247
Other	4,295	6,373
Total	43,729	46,041

Total product sales (bpd)
Gasoline	29,036	26,680
Diesel	12,399	13,178
Asphalt	5,281	4,695
Other	4,402	4,063
Total	51,118	48,616

Refinery operating margin information (per sales barrel)
Refined products revenue	$93.64	$67.03
Raw material, freight and other costs (FIFO inventory accounting)	79.58	51.49
Refinery operating expenses, excluding depreciation	6.28	5.71
Depreciation, accretion and amortization	1.43	1.13

Average light/heavy crude oil differential (per barrel)	$18.56	$13.24
Average gasoline crack spread (per barrel)	2.36	12.63
Average diesel crack spread (per barrel)	21.75	23.02

Average sales price (per sales barrel)
Gasoline	$102.25	$72.57
Diesel	123.38	83.55
Asphalt	34.07	35.57
Other	24.67	13.37

	Three Months Ended March 31,
	2008	2007
El Dorado Refinery:
Charges (bpd)
Light crude	2,918	25,103
Heavy and intermediate crude	57,804	78,977
Other feed and blendstocks	20,501	14,600
Total	81,223	118,680

Manufactured product yields (bpd)
Gasoline	45,027	56,809
Diesel and jet fuel	25,431	46,682
Other	8,678	13,134
Total	79,136	116,625

Total product sales (bpd)
Gasoline	46,292	58,756
Diesel and jet fuel	26,189	48,399
Other	13,530	14,974
Total	86,011	122,129

Refinery operating margin information (per sales barrel)
Refined products revenue	$98.63	$68.85
Raw material, freight and other costs (FIFO inventory accounting)	80.35	55.91
Refinery operating expenses, excluding depreciation	7.45	4.20
Depreciation, accretion and amortization	1.05	0.56

Average WTI/WTS crude oil differential (per barrel)	$4.64	$4.34
Average light/heavy crude oil differential (per barrel)	21.68	12.39
Average gasoline crack spread (per barrel)	5.10	13.05
Average diesel crack spread (per barrel)	20.22	21.29

Average sales price (per sales barrel)
Gasoline	$104.22	$69.63
Diesel and jet fuel	117.96	78.50
Other	42.09	34.65

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

   Price Risk Management Activities.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on future production.  Gains or losses on commodity derivative contracts accounted for as hedges are recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as “Raw material, freight and other costs” or “Refinery operating expenses, excluding depreciation” when the associated transactions are consummated, while gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” in the Condensed Consolidated Statements of Income and Comprehensive Income at each period end.  See Note 9 “Price Risk Management Activities” in the “Notes to Condensed Consolidated Financial Statements.”

   Interest Rate Risk.  Borrowings under our revolving credit facility bear a current market rate of interest.  A one percent increase or decrease in the interest rates on our revolving credit facility would not significantly affect our earnings or cash flows.  Our $150.0 million principal of 6⅝% Senior Notes that were outstanding at March 31, 2008, and due 2011, have a fixed interest rate.  Thus, our long-term debt is not exposed to cash flow risk from interest rate changes.  Our long-term debt, however, is exposed to fair value risk.  The estimated fair value of our 6⅝% Senior Notes at March 31, 2008 was $148.1 million.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings – See Note 11 in the Notes to Condensed Consolidated Financial Statements.
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds - (c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (2)
January 1, 2008 to January 31, 2008	630,000	$35.2529	630,000	$34,223,268
February 1, 2008 to February 29, 2008	931,367	36.5601	931,367	100,172,431
March 1, 2008 to March 31, 2008	-	-	-	100,172,431
Total first quarter	1,561,367	$36.0326	1,561,367	$100,172,431

(1) Through December 31, 2007, our Board of Directors had approved a total of $300 million for share repurchases, of which $243.6 million had been spent.  In February 2008, our Board of Directors approved an additional $100 million to be utilized for share repurchases.  As indicated above, we used $56.3 million to repurchase stock under this program during the three months ended March 31, 2008, leaving a remaining authorization of $100.2 million.  The program has no expiration date but may be terminated by the Board of Directors at any time.  No shares were repurchased during the periods shown other than through publicly-announced programs.
(2) Amounts shown in this column reflect approximate dollar value of shares remaining as of each month end which may be repurchased under the stock repurchase programs referenced in note 1 above.

ITEM 4.	Submission of Matters to a Vote of Security Holders – None.
ITEM 6.
Exhibits –

10.1 – Form of Stock Unit / Restricted Stock agreement for James R. Gibbs.

10.2 – Form of Stock Unit / Restricted Stock agreement for other employees.

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

Date: May 8, 2008