Form 10-Q
period 2008-06-30
FRONTIER OIL CORP /NEW/
filed 2008-08-07
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
(Check one)

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑

Registrant’s number of common shares outstanding as of August 4, 2008:  103,874,740

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenues:
Refined products	$3,089,598	$2,481,194	$1,882,010	$1,431,138
Other	(137,259)	1,389	(115,454)	3,562
	2,952,339	2,482,583	1,766,556	1,434,700

Costs and expenses:
Raw material, freight and other costs	2,574,026	1,804,805	1,574,898	964,940
Refinery operating expenses, excluding depreciation	168,594	140,977	81,034	69,814
Selling and general expenses, excluding depreciation	22,503	24,615	12,148	13,583
Depreciation, amortization and accretion	31,437	23,193	16,497	12,070
(Gain) loss on sales of assets	(44)	2,028	(7)	-
	2,796,516	1,995,618	1,684,570	1,060,407

Operating income	155,823	486,965	81,986	374,293

Interest expense and other financing costs	4,563	4,948	2,924	1,992
Interest and investment income	(3,635)	(11,647)	(1,322)	(6,320)
	928	(6,699)	1,602	(4,328)

Income before income taxes	154,895	493,664	80,384	378,621
Provision for income taxes	49,610	175,181	21,068	134,858
Net income	$105,285	$318,483	$59,316	$243,763

Comprehensive income	$104,223	$318,483	$59,204	$243,763

Basic earnings per share of common stock	$1.02	$2.93	$0.58	$2.26

Diluted earnings per share of common stock	$1.02	$2.90	$0.57	$2.23

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share data)

June 30, 2008 and December 31, 2007	2008	2007

ASSETS
Current assets:
Cash, including cash equivalents of $183,582 and $278,314 at 2008 and 2007, respectively	$221,240	$297,399
Trade receivables, net of allowance of $500 at both years	252,121	155,454
Income taxes receivable	487	24,056
Other receivables	6,866	5,236
Inventory of crude oil, products and other	762,102	501,927
Deferred income taxes	11,032	9,426
Commutation account	6,351	6,280
Other current assets	34,285	31,245
Total current assets	1,294,484	1,031,023
Property, plant and equipment, at cost:
Refineries and other equipment	1,189,556	1,082,275
Furniture, fixtures and other equipment	14,462	13,168
	1,204,018	1,095,443
Accumulated depreciation and amortization	(340,121)	(317,993)
Property, plant and equipment, net	863,897	777,450

Deferred turnaround costs	54,705	39,276
Deferred catalyst costs	12,061	6,540
Deferred financing costs, net of accumulated amortization of $1,819 and $1,619 at 2008 and 2007, respectively	2,593	2,556
Prepaid insurance, net of accumulated amortization	303	909
Intangible assets, net of accumulated amortization of $431 and $370 at 2008 and 2007, respectively	1,399	1,460
Other assets	4,595	4,634
Total assets	$2,234,037	$1,863,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$744,228	$417,395
Derivative liabilities	19,701	15,089
Accrued liabilities and other	45,626	69,029
Total current liabilities	809,555	501,513

Long-term debt	150,000	150,000
Contingent income tax liabilities	34,031	32,257
Post-retirement employee liabilities	29,996	27,549
Long-term capital lease obligation	3,733	8
Other long-term liabilities	13,641	13,597
Deferred income taxes	114,741	100,310

Commitments and contingencies

Shareholders' equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 180,000,000 shares authorized, 131,850,356 shares issued at both periods	57,736	57,736
Paid-in capital	223,994	211,324
Retained earnings	1,189,306	1,095,540
Accumulated other comprehensive income	516	1,578
Treasury stock, at cost, 27,975,616 and 26,893,939 shares at 2008 and 2007, respectively	(393,212)	(327,564)
Total shareholders' equity	1,078,340	1,038,614
Total liabilities and shareholders' equity	$2,234,037	$1,863,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the six months ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$105,285	$318,483
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	39,786	29,532
Deferred income taxes	13,470	2,158
Stock-based compensation expense	9,802	12,090
Excess income tax benefits of stock-based compensation	(3,935)	(4,520)
Amortization of debt issuance costs	343	399
(Gain) loss on sales of assets	(44)	2,028
Decrease in commutation account	-	1,000
Amortization of long-term prepaid inusrance	606	606
Increase in other long-term liabilities	1,888	28,931
Changes in deferred turnaround costs, deferred catalyst costs and other	(29,260)	(19,207)
Changes in working capital from operations	(18,162)	37,275
Net cash provided by operating activities	119,779	408,775

Cash flows from investing activities:
Additions to property, plant and equipment	(115,021)	(146,376)
Proceeds from sales of assets	45	2,290
El Dorado Refinery contingent earn-out payment	(7,500)	(7,500)
Other acquisitions and leasehold improvements	-	(2,995)
Net cash used in investing activities	(122,476)	(154,581)

Cash flows from financing activities:
Purchase of treasury stock	(66,403)	(128,195)
Proceeds from issuance of common stock	126	947
Dividends paid	(10,651)	(6,617)
Excess income tax benefits of stock-based compensation	3,935	4,520
Debt issuance costs and other	(469)	(7)
Net cash used in financing activities	(73,462)	(129,352)
(Decrease) increase in cash and cash equivalents	(76,159)	124,842
Cash and cash equivalents, beginning of period	297,399	405,479
Cash and cash equivalents, end of period	$221,240	$530,321

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, excluding capitalized interest	$1,202	$4,024
Cash paid during the period for income taxes	42,190	84,465
Cash refunds of income taxes	24,548	-
Noncash investing activities - accrued capital expenditures, end of period	18,069	48,001

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Basic	103,082,444	108,627,185	102,934,252	108,007,744
Diluted	103,619,761	109,877,280	103,470,989	109,304,252

For the six and three months ended June 30, 2008, 449,591 outstanding stock options that could potentially dilute EPS in future years were not included in the computation of diluted EPS as they were anti-dilutive.  For the six and three months ended June 30, 2007, there were no outstanding stock options that could potentially dilute EPS in future years that were not included in the computation of diluted EPS.
The Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share in November 2007, which was paid in January 2008.  In addition, a quarterly cash dividend of $0.05 per share was declared in February 2008 and paid in April 2008.  In April 2008, the Company announced an increase in the regular quarterly cash dividend, to $0.06 per share ($0.24 annualized) from the current level of $0.05 per share ($0.20 annualized) and declared a quarterly cash dividend of $0.06 per share to shareholders of record on June 27, 2008, which was paid in July 2008. The total cash required for the dividend declared in June 2008 was approximately $6.2 million and was reflected in “Accrued liabilities and other” on the Condensed Consolidated Balance Sheet as of June 30, 2008.

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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements.”  FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement.  Where applicable, this statement simplifies and codifies fair value related guidance previously issued within Generally Accepted Accounting Principles (“GAAP”).  FAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company partially adopted FAS No. 157 as of January 1, 2008, pursuant to FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  FSP FAS No. 157-2 states that a measurement is recurring if it happens at least annually and defines non-financial assets and non-financial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in FAS No. 159.  The statement also notes that if FAS No. 157 is not applied in its entirety, the Company must disclose (1) that it has only partially adopted FAS No. 157 and (2) the categories of assets and liabilities recorded or disclosed at fair value to which the statement was not applied.  The Company chose to adopt FSP FAS No. 157-2 as of January 1, 2008 and delay the application of FAS No. 157 in its entirety.  Therefore, the Company did not apply FAS No. 157 to nonrecurring fair value measurements of non-financial assets and non-financial liabilities, including non-financial long-lived assets measured at fair value for an impairment assessment under FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and asset retirement obligations initially measured at fair value under FAS No. 143, “Accounting for Asset Retirement Obligations.”  The Company is still required to apply FAS No. 157 to recurring financial and non-financial instruments, which affects the fair value disclosure of our financial derivatives within the scope of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  See Note 8 “Fair Value Measurement.”
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

2.      Inventories

Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first-in, first-out (“FIFO”) basis or market.  Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost.  Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned.  These include unfinished gasoline and diesel, blend stocks and other feedstocks.  Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products.  Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values.  Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts.  The net exchange balance is included in inventory.  Inventories of materials and supplies and process chemicals are recorded at the lower of average cost or market.  Crude oil inventories, unfinished product inventories and finished product inventories are used to secure financing for operations under the Company’s revolving credit facility and Utexam financing arrangement (see Note 14, “Amendment of Crude Oil Purchase and Sale Contract”).  The components of inventory as of June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)
Crude oil	$356,694	$223,715
Unfinished products	223,804	152,572
Finished products	159,784	104,820
Process chemicals	1,124	1,300
Repairs and maintenance supplies and other	20,696	19,520
	$762,102	$501,927

3.      Accrued Liabilities and Other

	June 30,	December 31,
	2008	2007
	(in thousands)
Accrued compensation	$7,623	$16,119
Accrued Beverly Hills litigation settlement	10,000	10,000
Accrued income taxes	-	6,819
Accrued El Dorado Refinery contingent earn-out payment	-	7,500
Accrued dividends	6,693	5,825
Accrued environmental costs	8,662	8,750
Accrued property taxes	5,862	4,998
Accrued refinery incidents costs	276	2,800
Accrued interest	2,555	2,541
Other	3,955	3,677
	$45,626	$69,029

4.      Income Taxes

The Company is currently under a U.S. Federal income tax examination for 2005 and 2006.  As of June 30, 2008, no taxing authority has proposed any significant adjustments to the Company's tax positions.
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

Balance as of January 1, 2008	$28,324
Additions based on tax positions related to the current year	497
Additions for tax positions of prior years	154
Reductions for tax positions of prior years	-
Settlements	-
Reductions due to lapse of applicable statutes of limitations	-
Balance as of June 30, 2008	$28,975

The total contingent income tax liabilities and accrued interest of $34.0 million and $32.3 million at June 30, 2008 and December 31, 2007, respectively, are reflected in the Condensed Consolidated Balance Sheets under “Contingent income tax liabilities.”  The Company recognized approximately $1.1 million during each of the six months ended June 30, 2008 and 2007 and $521,000 and $623,000 during the three months ended June 30, 2008 and 2007, respectively, of interest expense on contingent income tax liabilities.

5.      Treasury Stock

The Company accounts for its treasury stock under the cost method on a FIFO basis.  Through December 31, 2007, the Company’s Board of Directors had approved a total of $300 million for share repurchases, of which $243.6 million had been utilized as of December 31, 2007.  On February 28, 2008, the Company’s Board of Directors authorized another $100 million for share repurchases.  During the six months ended June 30, 2008, the Company purchased 1,561,367 shares ($56.3 million) in open market transactions, leaving remaining authorization of $100.2 million for future repurchases of shares.
For the six months ended June 30, 2008, 824,274 treasury shares were re-issued for restricted stock awards, vesting of restricted stock units and for shares issued due to the exercise of stock options.  During the six months ended June 30, 2008, the Company received 9,224 shares ($306,000) of its common stock, now held as treasury stock, from employees in stock swaps where mature stock is surrendered by the employees to exercise their stock options, as provided by the Company’s stock-based compensation plan.  The Company also received during the six months ended June 30, 2008, 335,360 shares ($10.1 million) of its common stock, now held as treasury stock, from employees to cover minimum withholding taxes on stock-based compensation.

6.      Stock-based Compensation

Stock-based compensation costs and income tax benefits recognized in the Condensed Consolidated Statements of Income and Comprehensive Income for the six and three months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
	(in thousands)

Restricted shares and units	$2,294	$3,876	$1,239	$1,844
Stock options	451	1,066	225	505
Performance-based stock unit awards	7,057	7,148	4,214	4,197
Total stock-based compensation expense	$9,802	$12,090	$5,678	$6,546

Income tax benefit recognized in the income statement	$2,852	$4,594	$2,153	$2,487

    Omnibus Incentive Compensation Plan.  The Company’s Omnibus Incentive Compensation Plan (the “Plan”) is a broad-based incentive plan that provides for granting stock options, stock appreciation rights (“SAR”), restricted stock awards, performance awards, stock units, bonus shares, dividend equivalent rights, other stock-based awards and substitute awards (“Awards”) to employees, consultants and non-employee directors of the Company.  As of June 30, 2008, 4,643,589 shares remain available to be awarded under the Plan assuming maximum payout is achieved on the performance awards made in 2008 (see “Performance Awards” below).  For purposes of determining compensation expense, forfeitures are estimated at the time Awards are granted based on historical average forfeiture rates and the group of individuals receiving those Awards. The Plan provides that the source of shares for Awards may be either newly issued shares or treasury shares.  For the six months ended June 30, 2008, treasury shares were re-issued for stock and restricted stock awards and for shares issued due to the exercise of stock options.  As of June 30, 2008, there was $37.8 million of total unrecognized compensation cost related to Awards issued under the Plan, including costs for stock options, restricted stock, restricted stock units and performance-based awards.  This amount is expected to be recognized as expense over a weighted-average period of 2.3 years.

Stock Options.  Stock option changes during the six months ended June 30, 2008 are presented below:

	Number of awards	Weighted-Average Exercise Price	Aggregate Intrinsic Value of Options
			(in thousands)

Outstanding at beginning of period	624,591	$22.4021
Granted	-	-
Exercised or issued	(100,000)	4.3125
Expired or forfeited	-	-
Outstanding at end of period	524,591	$25.8505	$1,444

Vested or expected to vest	513,672	$25.7753	$1,444

Exercisable at end of period	295,029	$23.1002	$1,444

The Company received $126,000 of cash for stock options exercised during the six months ended June 30, 2008.  The total intrinsic value of stock options exercised during the six months ended June 30, 2008 was $3.0 million.  The Company realized $1.1 million and $2.7 million of income tax benefit, nearly all of which was excess income tax benefit, for the six months ended June 30, 2008 and, 2007, respectively, related to exercises of stock options.  Excess income tax benefits are the benefits from deductions that are allowed for income tax purposes in excess of the expenses recorded in the Company’s financial statements.  These excess income tax benefits are recorded as an increase to paid-in capital, and the majority of these amounts are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes information about stock options outstanding as of June 30, 2008:

Stock Options Outstanding at June 30, 2008
Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Exercise Price	Exercisable	Vested or Expected to Vest

449,591	2.82	$29.3850	220,029	438,672
75,000	0.65	$4.6625	75,000	75,000

Restricted Shares and Restricted Stock Units.  The following table summarizes the changes in the Company’s restricted shares and restricted stock units during the six months ended June 30, 2008:

	Shares/Units	Weighted-Average Grant-Date Market Value

Nonvested at beginning of period	1,053,083	$24.0234
Conversion of 2007 performance stock unit awards	459,171	29.3850
Granted	191,603	29.2920
Vested	(968,195)	23.6665
Forfeited	-	-
Nonvested at end of period	735,662	29.2119

The total fair value of restricted shares and restricted stock units which vested during the six months ended June 30, 2008 was $22.9 million, and the Company realized $10.7 million of income tax benefit related to these vestings, of which $2.8 million was excess income tax benefit.  The total fair value of restricted shares and restricted stock units which vested during the six months ended June 30, 2007 was $13.8 million, and the Company realized $5.2 million of income tax benefit related to these vestings, of which $1.9 million was excess income tax benefit.
In March 2008, following certification by the Compensation Committee of the Company’s Board of Directors that specified performance criteria had been achieved for the year ended December 31, 2007, the Company issued 459,171 shares of restricted stock in connection with the February 2007 grant of performance stock unit awards.  One-third of this restricted stock vested on June 30, 2008, one-third will vest on June 30, 2009 and the final one-third will vest on June 30, 2010. The Company issued 26,250 restricted stock units to its Board of Directors on January 24, 2008, of which 3,750 restricted stock units vested during the quarter due to retirement of a Board member and the remainder will vest on December 31, 2008.  In the six months ended June 30, 2008, an additional 162,488 shares of restricted stock were issued to employees and will vest 25% in March 2009, 25% in March 2010 and the final 50% in March 2011.  The Company also granted 2,865 shares of restricted stock to an employee, one-third of which vested on June 30, 2008, one-third will vest on June 30, 2009 and the final one-third will vest on June 30, 2010.

Performance Awards.  During the six months ended June 30, 2008, the Company granted up to 485,349 performance stock unit awards to be earned if certain performance goals are met for 2008.  Depending on achievement of the performance goals, awards earned could be between 0% and 125% of the base number of performance stock units.  If any of the performance goals are achieved for 2008 and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into restricted stock during the first quarter of 2009.  One-third of these restricted shares will vest on June 30, 2009, one-third on June 30, 2010 and the final one-third on June 30, 2011.  The Company also granted up to 242,671 performance stock unit awards contingent upon performance criteria being met over a three-year period ending on December 31, 2010.  As of June 30, 2008, the Company assumed that the target (100%) level award would be earned for purposes of stock-based compensation expense for the awards granted in 2008.
As of June 30, 2008, the Company also had outstanding up to 229,607 performance stock unit awards that were issued during the quarter ended March 31, 2007, to be earned should performance criteria be met over a three-year period ending December 31, 2009.  Depending on achievement of the performance goals, awards earned could be between 0% and 125% of the base number of performance stock units.  As of June 30, 2008, the Company assumed the maximum (125%) level award would be earned for purposes of stock-based compensation expense for the awards granted in 2007.  When common stock dividends are declared by the Company’s Board of Directors, dividend equivalents (on the stock unit awards) and dividends (once the stock unit awards are converted to restricted stock) are accrued on the performance stock units and restricted stock but are not paid until the restricted stock vests.  The stock unit awards are valued at the market value on the date of grant and amortized to compensation expense on a straight-line basis over the nominal vesting period, adjusted for retirement-eligible employees, as required under FAS No. 123(R), “Share-Based Payment.”

7.      Employee Benefit Plans

Defined Benefit Plans
The Company established a defined benefit cash balance pension plan, effective January 1, 2000, for eligible El Dorado Refinery employees to supplement retirement benefits that those employees lost upon the sale of the El Dorado Refinery to Frontier.  No other current or future employees will be eligible to participate in the plan.  This plan had assets of $10.7 million at December 31, 2007, and its funding status is in compliance with ERISA.  In April 2008, the Company’s Board of Directors approved the termination of the pension plan.  Because of regulatory review, the Company estimates that it will take approximately a year to complete the termination.  Plan participants will receive 100% of their account balance, including interest, upon termination.  It is anticipated that most participants will roll over their account balance into the Company’s 401K plan.  The Company does not believe the termination will have a material effect on net income.
The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery.  Eligible employees are employees hired by the El Dorado Refinery before certain defined dates and who satisfy certain age and service requirements.  Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare.  Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans were unfunded as of March 31, 2008.  The post-retirement healthcare plan requires retirees to pay between 20% and 40% of total healthcare costs based on age and length of service.  The plan’s prescription drug benefits are at least equivalent to Medicare Part D benefits.  The plan was amended in the first quarter of 2008 to limit the employees’ pre-Medicare insurance premium to 125% of the active employee rate, which increased the benefit obligation by $1.4 million.
The following table sets forth the net periodic benefit costs recognized for these benefit plans in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the six and three months ended June 30, 2008 and 2007:

	Six Months Ended June 30,		Three Months Ended June 30,
Pension Benefits	2008	2007	2008	2007
	(in thousands)
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$-	$-	$-	$-
Interest cost	308	284	154	142
Expected return on plan assets	(406)	(372)	(203)	(186)
Amortization of prior service cost	-	-	-	-
Amortized net actuarial loss	-	-	-	-
Net periodic benefit cost	(98)	(88)	(49)	(44)

Changes in assets and benefit obligations recognized in other comprehensive income:
Net gain	-	-	-	-
Amortization of prior service cost	-	-	-	-
Amortization of loss	-	-	-	-
Total recognized in other comprehensive income	-	-	-	-
Total recognized in net periodic benefit cost and other comprehensive income	$(98)	$(88)	$(49)	$(44)

	Six Months Ended June 30,		Three Months Ended June 30,
Post-retirement Healthcare and Other Benefits	2008	2007	2008	2007
	(in thousands)
Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Components of net periodic benefit cost:
Service cost	$380	$376	$190	$188
Interest cost	870	805	435	403
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	(794)	(938)	(397)	(469)
Amortized net actuarial loss	436	568	218	284
Net periodic benefit cost	892	811	446	406

Changes in assets and benefit obligations recognized in other comprehensive income:
Increase in benefit obligation for plan amendment	1,350	-	-	-
Amortization of prior service cost	794	-	397	-
Amortization of loss	(436)	-	(218)	-
Total recognized in other comprehensive income	1,708	-	179	-
Total recognized in net periodic benefit cost and other comprehensive income	$2,600	$811	$625	$406

    During the six months ended June 30, 2008, the Company did not make any contributions to its cash balance pension plan, and is not required to make contributions during the remainder of 2008.

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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

Description	Level 1	Level 2	Level 3	Total
Derivative assets	$-	$-	$647	$647
Derivative liabilities	14,247	5,454	-	19,701

As of June 30, 2008, the Company’s derivative contracts giving rise to the liabilities measured under Level 1 are NYMEX crude oil contracts and thus are valued using quoted market prices at the end of each period.  The Company’s derivative contracts giving rise to the liabilities under Level 2 are valued using pricing models based on NYMEX crude oil contracts.  The Company’s derivative asset measured under Level 3 was a crude call option that relates to lease crude in which the option was valued using internal contract pricing.   The following table provides a reconciliation of the beginning and ending balances of the Company’s Level 3 derivative assets (in thousands):

	Six Months Ended June 30,		Three Months Ended June 30,

	2008	2007	2008	2007
	(in thousands)
Beginning derivative asset balance	$-	$-	$-	$-
Net increase in derivative assets	911	-	911	-
Net settlements	(264)	-	(264)	-
Transfers in (out) of Level 3	-	-	-	-
Ending derivative asset balance	$647	$-	$647	$-

9.      Price Risk Management Activities

The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production.  The commodity derivative contracts used by the Company may take the form of futures contracts, collars or price swaps and are entered into with creditworthy counterparties.  The Company believes that there is minimal credit risk with respect to its counterparties.  The Company accounts for its commodity derivative contracts under the hedge (or deferral) method of accounting when the derivative contracts are designated as hedges for accounting purposes, or mark-to-market accounting through earnings if the Company elects not to designate derivative contracts as accounting hedges or if such derivative contracts do not qualify for hedge accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As such, gains or losses on commodity derivative contracts accounted for as fair value hedges are recognized in the related inventory in “Inventory of crude oil, products and other” on the Condensed Consolidated Balance Sheets and ultimately, when the inventory is charged or sold, in “Raw material, freight and other costs” on the Condensed Consolidated Statements of Income and Comprehensive Income.  Gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” on the Condensed Consolidated Statements of Income and Comprehensive Income at each period end.  The Company has derivative contracts which it holds directly and also derivative contracts, in connection with its crude oil purchase and sale contract, held on Frontier’s behalf by Utexam Limited (“Utexam”), a wholly-owned subsidiary of BNP Paribas Ireland.  The market value of open derivative contracts is included on the Condensed Consolidated Balance Sheets in “Derivative liabilities” when the unrealized value is a loss ($19.7 million at June 30, 2008 and $15.1 million at December 31, 2007), or in “Other current assets” when the unrealized value is a gain ($647,000 at June 30, 2008, none at December 31, 2007.)

Mark-to-market activities.  During the six and three months ended June 30, 2008 and 2007, the Company (directly or indirectly) had the following derivative activities which, while economic hedges, were not accounted for as hedges under FAS No. 133. Gains or losses on these derivatives are reflected in “Other revenues” on the Condensed Consolidated Statements of Income and Comprehensive Income:

Crude purchases in-transit.  As of June 30, 2008, the Company had open derivative contracts held on Frontier’s behalf by Utexam on 781,000 barrels of crude oil to hedge in-transit Canadian crude oil costs.  As of June 30, 2008, these positions had unrealized losses of $5.5 million.  During the six months ended June 30, 2008 and 2007, the Company reported in “Other revenues” a net realized and unrealized $37.5 million loss and a net realized and unrealized $1.8 million gain, respectively, on positions to hedge in-transit crude oil, mainly Canadian crude oil for the El Dorado Refinery.  During the three months ended June 30, 2008 and 2007, the Company reported in “Other revenues” a $28.7 million loss and a $742,000 gain, respectively, on positions to hedge in-transit crude oil, mainly Canadian crude oil for the El Dorado Refinery.
Derivative contracts on crude oil to hedge excess intermediate, normal butane, finished product and excess crude oil inventory for both the Cheyenne and El Dorado Refineries.  As of June 30, 2008, the Company had open derivative contracts on 1.3 million barrels of crude oil to hedge crude oil, intermediate and finished product inventories in excess of established base levels.  At June 30, 2008, these positions had unrealized losses of $14.2 million.  During the six months ended June 30, 2008 and 2007, the Company reported in “Other revenues” $106.4 million and $5.5 million, respectively, in net realized and unrealized losses on these types of positions.  During the three months ended June 30, 2008 and 2007, the Company reported in “Other revenues” $88.1 million and $2.2 million, respectively, in net realized and unrealized losses on these types of positions.

Hedging activities.  During the six and three months ended June 30, 2008 and 2007, the Company had no derivative contracts that were designated and accounted for as hedges under FAS No. 133.

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
The Environmental Protection Agency (“EPA”) has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continues through 2008, with special provisions for small business refiners such as Frontier.  As allowed by subsequent regulation, Frontier elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until January 1, 2011 by complying with the highway ultra low sulfur diesel standard by June 2006.  The Cheyenne Refinery has spent approximately $28.9 million (including capitalized interest) to meet the interim gasoline sulfur standard, which was required by January 1, 2004.  To meet final federal gasoline sulfur standards, the Company has identified expenditures of $9.3 million in new process unit capacity plus $10.0 million for intermediate inventory handling equipment at the Cheyenne Refinery.  In addition, new federal benzene regulations and anticipated state requirements for reduction in Reid Vapor Pressure (“RVP”) suggest that additional capital expenditures may be required for compliance projects.  The Company is presently estimating the total cost in connection with an overall compliance strategy for the Cheyenne Refinery.  Total capital expenditures estimated as of June 30, 2008 for the El Dorado Refinery to comply with the final gasoline sulfur standard are approximately $83.0 million, including capitalized interest, and are expected to be incurred by the end of 2009.  As of June 30, 2008, $18.2 million of the estimated $83.0 million had been incurred.  Substantially all of the estimated $83.0 million of expenditures relates to the El Dorado Refinery’s gasoil hydrotreater revamp project.  The gasoil hydrotreater revamp project will address most of the El Dorado Refinery’s modifications needed to achieve gasoline sulfur compliance, and the Company anticipates this project will provide a substantial economic benefit.
As of December 31, 2007, the Company had available to sell or use approximately 174 billion (parts per million (“ppm”)-gallons) gasoline sulfur credits that were generated by its Cheyenne and El Dorado Refineries and its EMC blending facility by producing gasoline with a lower sulfur content than the small refiner EPA requirement. In the six months ended June 30, 2008, Frontier sold 33.9 billion (ppm-gallons) of the 174 billion (ppm-gallons) available sulfur credits for total proceeds of $4.3 million, which was recorded in “Other revenues” on the Condensed Consolidated Statements of Income and Comprehensive Income.
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
The Initiative has caused many refiners to enter into consent decrees typically requiring substantial expenditures for penalties and the installation of additional pollution control equipment.  In anticipation of such a consent decree, the Company has undertaken certain modifications at each of the Company’s Refineries.  At the Cheyenne Refinery, the Company has spent $4.6 million on the flare gas recovery system which was completed in 2006.  At the El Dorado Refinery, the flare gas recovery system was completed in 2007 for a total cost of $4.7 million.  Settlement negotiations with the EPA and state regulatory agencies regarding additional regulatory issues associated with the Initiative are underway.  The Company now estimates that, in addition to the flare gas recovery systems discussed above, capital expenditures totaling approximately $56.0 million at the Cheyenne Refinery and $70 million at the El Dorado Refinery ($11.3 million of the $70.0 million had been incurred as of June 30, 2008) will be required prior to 2015 to satisfy these issues.  Notwithstanding these anticipated regulatory settlements, many of these same expenditures would be required for the Company to implement its planned facility expansions.  In addition to the capital costs described above, the EPA has proposed a civil penalty in the amount of $1.9 million, to be discounted for a related $96,223 penalty and associated supplemental environment project (“SEP”) paid to the State of Wyoming in 2005 and further offset up to 50 percent by the completion of additional mutually agreed SEPs.  The Company has made an accrual for the balance of this estimated penalty at June 30, 2008 and December 31, 2007.
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
Cheyenne Refinery.  The Company is party to an agreement with the State of Wyoming requiring investigation and interim remediation actions at the Cheyenne Refinery’s property that may have been impacted by past operational activities.  As a result of past and ongoing investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects.  In addition, the Company estimates that an ongoing groundwater remediation program will be required for approximately ten more years.  As of June 30, 2008 and December 31, 2007, the Company had a $5.0 million accrual included on the Condensed Consolidated Balance Sheets, reflecting the estimated present value of the $410,000 estimated to be spent during the remaining portion of 2008 and a $700,000 annual cost for 2009 through 2018, assuming a 3% inflation rate and discounted at a rate of 7.5%.  The Company also had accrued a total of $4.8 million, as of June 30, 2008 and December 31, 2007, for the cleanup of a waste water treatment pond located on land adjacent to the Cheyenne Refinery which the Company had historically leased from the landowner.  The lease expired, and the Company ceased use of the pond on June 30, 2006.  The waste water pond will be cleaned up pursuant to the aforementioned agreement with the State of Wyoming.  Depending upon the results of the ongoing investigation, or by a subsequent administrative order or permit, additional remedial action and costs could be required.  Pursuant to this agreement, the Company has also committed to the installation of a groundwater boundary control system to be constructed in the near future.  The costs associated with this system are under development.
The Company has completed the negotiation of a settlement of a Notice of Violation (“NOV”) from the Wyoming Department of Environmental Quality alleging non-compliance with certain refinery waste management requirements.  A negotiated penalty in the amount of $631,000 was paid in 2007 as part of the settlement of this NOV.  The Company has estimated that the capital cost for required corrective measures will be approximately $2.7 million.  In addition, the Company had an accrual at both June 30, 2008 and December 31, 2007 of $1.2 million for additional work related to the corrective measures.
Pursuant to an agreement with the City of Cheyenne, the Company will contribute $1.5 million toward a project (estimated to be completed in 2009) to relocate a city storm water conveyance pipe, which is presently located on Refinery property and therefore is potentially subject to contaminants from Refinery operations.
El Dorado Refinery.  The El Dorado Refinery is subject to a 1988 consent order with the Kansas Department of Health and Environment (“KDHE”).  Subject to the terms of the purchase and sale agreement for the El Dorado Refinery entered into between the Company and Shell Oil Products US (“Shell”), Shell is responsible for the costs of continued compliance with this order.  This order, including various subsequent modifications, requires the El Dorado Refinery to continue the implementation of a groundwater management program with oversight provided by the KDHE Bureau of Environmental Remediation.  More specifically, the El Dorado Refinery must continue to operate the hydrocarbon recovery well systems and containment barriers at the site and conduct sampling from monitoring wells and surface water stations.  Quarterly and annual reports must also be submitted to the KDHE.  The order requires that remediation activities continue until KDHE-established groundwater criteria or other criteria agreed to by the KDHE and the Refinery are met.

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
The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility.  Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills High School students, school employees or area residents.  Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from a highly-rated insurance company covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date.  The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity.  In October 2003, the Company paid $6.25 million to the insurance company for loss mitigation insurance and also funded with the insurance company a commutation account of approximately $19.5 million, which is funding the first costs incurred under the policy including, but not limited to, the costs of defense of the claims.  The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million.  As of June 30, 2008, the commutation account balance was approximately $6.4 million and was included in current assets on the Condensed Consolidated Balance Sheet.  The Company also has been seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period. The Company has reached a settlement on some of the policies and is continuing to pursue coverage efforts on other policies.
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
In accordance with FAS No. 5, “Accounting for Contingencies,” Frontier accrued as of June 30, 2008 and December 31, 2007 the $10.0 million settlement (“Accrued Beverly Hills litigation settlement” on the Condensed Consolidated Balance Sheets) because it is probable and reasonably estimable and a receivable from insurance providers of $3.6 million (included in “Other receivables” on the Condensed Consolidated Balance Sheet).  Frontier does not believe that any potential future claims or litigation, by which similar or related claims may be asserted against the Company or its subsidiary, will result in any material liability or have any material adverse effect upon the Company.
Other.  The Company is also involved in various other lawsuits which are incidental to its business.  In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

12.                  Other Contingencies

El Dorado Earn-out Payments.  On November 16, 1999, Frontier acquired the crude oil refinery located in El Dorado, Kansas from Equilon Enterprises LLC, now known as Shell.  Under the provisions of the purchase and sale agreement, the Company was required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s revenues less its material costs and operating costs, other than depreciation.  The total amount of these contingent earn-out payments was capped at $40.0 million, with an annual cap of $7.5 million.  Any contingent earn-out payment was recorded as an additional acquisition cost when determinable.  A contingent earn-out payment of $7.5 million was required based on 2007 results, and was accrued at December 31, 2007 and paid in January 2008.  Including the final payment under the agreement, made in January 2008, the Company paid a total of $37.5 million for contingent earn-out payments.

13.                  Amendment of Revolving Credit Facility Agreement

On June 23, 2008, the Company entered into a second amendment to the Third Amended and Restated Revolving Credit Agreement which increased the maximum amount available under this agreement from $250 million to $350 million.

14.                  Amendment of Crude Oil Purchase and Sale Contract

Effective March 10, 2006, the Company’s subsidiary, Frontier Oil and Refining Company (“FORC”), entered into a Master Crude Oil Purchase and Sale Contract (“Contract”) with Utexam.  Under this $200.0 million Contract, Utexam purchases, transports and subsequently sells crude oil to FORC at a location near Cushing, Oklahoma or other locations as agreed.  Under this agreement, Utexam is the owner of record of the crude oil as it is transported from the point of injection, typically Hardisty, Alberta, Canada, to the point of ultimate sale to FORC.  The Company has provided a guarantee of FORC’s obligations under this Contract, primarily to receive crude oil and make payment for crude oil purchases arranged under this Contract.  The Company accounts for the transactions under this Contract as a financing arrangement, whereby the inventory and the associated liability are recorded in the Company’s financial statements when the crude oil is injected into the pipeline in Canada.
On March 12, 2008, FORC entered into an amendment of this Contract which increased the maximum amount available under this contract from $200.0 million to $250.0 million and also allows for Utexam to sell crude oil to FORC at a location near Guernsey, Wyoming as well as at a location near Cushing, Oklahoma.

15.                  Consolidating Financial Statements

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

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$3,089,598	$-	$-	$3,089,598
Other	-	(137,350)	91	-	(137,259)
	-	2,952,248	91	-	2,952,339

Costs and expenses:
Raw material, freight and other costs	-	2,574,026	-	-	2,574,026
Refinery operating expenses, excluding depreciation	-	168,594	-	-	168,594
Selling and general expenses, excluding depreciation	9,646	12,857	-	-	22,503
Depreciation, amortization and accretion	27	31,359	-	51	31,437
Gains on sales of assets	(37)	(7)	-	-	(44)
	9,636	2,786,829	-	51	2,796,516

Operating income (loss)	(9,636)	165,419	91	(51)	155,823

Interest expense and other financing costs	6,286	2,136	-	(3,859)	4,563
Interest and investment income	(2,264)	(1,371)	-	-	(3,635)
Equity in earnings of subsidiaries	(168,313)	-	-	168,313	-
	(164,291)	765	-	164,454	928

Income before income taxes	154,655	164,654	91	(164,505)	154,895
Provision for income taxes	49,370	52,481	32	(52,273)	49,610
Net income	$105,285	$112,173	$59	$(112,232)	$105,285

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$2,481,194	$-	$-	$2,481,194
Other	2	1,366	21	-	1,389
	2	2,482,560	21	-	2,482,583

Costs and expenses:
Raw material, freight and other costs	-	1,804,805	-	-	1,804,805
Refinery operating expenses, excluding depreciation	-	140,977	-	-	140,977
Selling and general expenses, excluding depreciation	13,916	10,699	-	-	24,615
Depreciation, amortization and accretion	33	23,393	-	(233)	23,193
Losses on sales of assets	2,028	-	-	-	2,028
	15,977	1,979,874	-	(233)	1,995,618

Operating income (loss)	(15,975)	502,686	21	233	486,965

Interest expense and other financing costs	6,271	2,202	-	(3,525)	4,948
Interest and investment income	(5,342)	(6,305)	-	-	(11,647)
Equity in earnings of subsidiaries	(510,498)	-	-	510,498	-
	(509,569)	(4,103)	-	506,973	(6,699)

Income before income taxes	493,594	506,789	21	(506,740)	493,664
Provision for income taxes	175,111	180,057	7	(179,994)	175,181
Net income	$318,483	$326,732	$14	$(326,746)	$318,483

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$1,882,010	$-	$-	$1,882,010
Other	-	(115,520)	66	-	(115,454)
	-	1,766,490	66	-	1,766,556

Costs and expenses:
Raw material, freight and other costs	-	1,574,898	-	-	1,574,898
Refinery operating expenses, excluding depreciation	-	81,034	-	-	81,034
Selling and general expenses, excluding depreciation	5,411	6,737	-	-	12,148
Depreciation, amortization and accretion	13	16,401	-	83	16,497
Gain on sales of assets	-	(7)	-	-	(7)
	5,424	1,679,063	-	83	1,684,570

Operating income (loss)	(5,424)	87,427	66	(83)	81,986

Interest expense and other financing costs	3,102	1,197	-	(1,375)	2,924
Interest and investment income	(704)	(618)	-	-	(1,322)
Equity in earnings of subsidiaries before income taxes	(88,016)	-	-	88,016	-
	(85,618)	579	-	86,641	1,602

Income before income taxes	80,194	86,848	66	(86,724)	80,384
Provision for income taxes	20,878	23,648	23	(23,481)	21,068
Net income	$59,316	$63,200	$43	$(63,243)	$59,316

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$1,431,138	$-	$-	$1,431,138
Other	2	3,551	9	-	3,562
	2	1,434,689	9	-	1,434,700

Costs and expenses:
Raw material, freight and other costs	-	964,940	-	-	964,940
Refinery operating expenses, excluding depreciation	-	69,814	-	-	69,814
Selling and general expenses, excluding depreciation	7,693	5,890	-	-	13,583
Depreciation, amortization and accretion	14	12,216	-	(160)	12,070
Loss on sales of assets	-	-	-	-	-
	7,707	1,052,860	-	(160)	1,060,407

Operating income (loss)	(7,705)	381,829	9	160	374,293

Interest expense and other financing costs	3,184	1,015	-	(2,207)	1,992
Interest and investment income	(2,782)	(3,538)	-	-	(6,320)
Equity in earnings of subsidiaries before income taxes	(386,658)	-	-	386,658	-
	(386,256)	(2,523)	-	384,451	(4,328)

Income before income taxes	378,551	384,352	9	(384,291)	378,621
Provision for income taxes	134,788	137,042	3	(136,975)	134,858
Net income	$243,763	$247,310	$6	$(247,316)	$243,763

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of June 30, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$90,224	$131,016	$-	$-	$221,240
Trade, income tax and other receivables	4,239	255,213	22	-	259,474
Receivable from affiliated companies	-	1,428	365	(1,793)	-
Inventory of crude oil, products and other	-	762,102	-	-	762,102
Deferred tax assets	11,032	13,228	-	(13,228)	11,032
Commutation account	6,351	-	-	-	6,351
Other current assets	11,937	22,348	-	-	34,285
Total current assets	123,783	1,185,335	387	(15,021)	1,294,484

Property, plant and equipment, at cost	1,188	1,195,330	-	7,500	1,204,018
Accumulated depreciation and amortization	(970)	(347,112)	-	7,961	(340,121)
Property, plant and equipment, net	218	848,218	-	15,461	863,897

Deferred turnaround costs	-	54,705	-	-	54,705
Deferred catalyst costs	-	12,061	-	-	12,061
Deferred financing costs, net	1,569	1,024	-	-	2,593
Prepaid insurance, net	303	-	-	-	303
Intangible assets, net	-	1,399	-	-	1,399
Other assets	3,246	1,349	-	-	4,595
Investment in subsidiaries	1,272,848	-	-	(1,272,848)	-
Total assets	$1,401,967	$2,104,091	$387	$(1,272,408)	$2,234,037

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$434	$743,794	$-	$-	$744,228
Accrued liabilities and other	20,609	44,529	189	-	65,327
Total current liabilities	21,043	788,323	189	-	809,555

Long-term debt	150,000	-	-	-	150,000
Contingent income tax liabilities	32,909	1,122	-	-	34,031
Long-term capital lease obligations	-	3,733	-	-	3,733
Other long-term liabilities	3,141	40,496	-	-	43,637
Deferred income taxes	114,741	111,390	-	(111,390)	114,741
Payable to affiliated companies	1,793	50,943	102	(52,838)	-

Shareholders' equity	1,078,340	1,108,084	96	(1,108,180)	1,078,340
Total liabilities and shareholders' equity	$1,401,967	$2,104,091	$387	$(1,272,408)	$2,234,037

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$186,368	$111,031	$-	$-	$297,399
Trade, income tax and other receivables	27,948	156,798	-	-	184,746
Receivable from affiliated companies	-	2,319	296	(2,615)	-
Inventory of crude oil, products and other	-	501,927	-	-	501,927
Deferred tax assets	9,426	13,507	-	(13,507)	9,426
Commutation account	6,280	-	-	-	6,280
Other current assets	9,646	21,599	-	-	31,245
Total current assets	239,668	807,181	296	(16,122)	1,031,023

Property, plant and equipment, at cost	1,121	1,090,695	-	3,627	1,095,443
Accumulated depreciation and amortization	(943)	(325,076)	-	8,026	(317,993)
Property, plant and equipment, net	178	765,619	-	11,653	777,450

Deferred turnaround costs	-	39,276	-	-	39,276
Deferred catalyst costs	-	6,540	-	-	6,540
Deferred financing costs, net	1,810	746	-	-	2,556
Prepaid insurance, net	909	-	-	-	909
Intangible assets, net	-	1,460	-	-	1,460
Other assets	3,313	1,321	-	-	4,634
Investment in subsidiaries	1,106,243	-	-	(1,106,243)	-
Total assets	$1,352,121	$1,622,143	$296	$(1,110,712)	$1,863,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$242	$417,153	$-	$-	$417,395
Accrued liabilities and other	25,947	57,982	189	-	84,118
Total current liabilities	26,189	475,135	189	-	501,513

Long-term debt	150,000	-	-	-	150,000
Contingent income tax liabilities	31,185	1,072	-	-	32,257
Long-term capital lease obligations	-	8	-	-	8
Other long-term liabilities	3,208	37,938	-	-	41,146
Deferred income taxes	100,310	107,652	-	(107,652)	100,310
Payable to affiliated companies	2,615	3,365	70	(6,050)	-

Shareholders' equity	1,038,614	996,973	37	(997,010)	1,038,614
Total liabilities and shareholders' equity	$1,352,121	$1,622,143	$296	$(1,110,712)	$1,863,848

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$105,285	$112,173	$59	$(112,232)	$105,285
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries before income taxes	(168,313)	-	-	168,313	-
Depreciation, amortization and accretion	27	39,708	-	51	39,786
Deferred income taxes	13,470	-	-	-	13,470
Stock-based compensation expense	9,802	-	-	-	9,802
Excess income tax benefits of stock-based compensation	(3,935)	-	-	-	(3,935)
Income taxes eliminated in consolidation	-	52,241	32	(52,273)	-
Amortization of debt issuance costs	241	102	-	-	343
Gain on sales of assets	(37)	(7)	-	-	(44)
Amortization of long-term prepaid insurance	606	-	-	-	606
Increase in other long-term liabilities	1,160	728	-	-	1,888
Changes in deferred turnaround costs, deferred catalyst costs and other	67	(29,327)	-	-	(29,260)
Changes in components of working capital from operations	19,328	(38,559)	(22)	1,091	(18,162)
Net cash (used in) provided by operating activities	(22,299)	137,059	69	4,950	119,779

Cash flows from investing activities:
Additions to property, plant and equipment	(67)	(110,004)	-	(4,950)	(115,021)
Proceeds from sales of assets	37	8	-	-	45
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Net cash used in investing activities	(30)	(117,496)	-	(4,950)	(122,476)

Cash flows from financing activities:
Purchase of treasury stock	(66,403)	-	-	-	(66,403)
Proceeds from issuance of common stock	126	-	-	-	126
Dividends paid	(10,651)	-	-	-	(10,651)
Excess income tax benefits of stock-based compensation	3,935	-	-	-	3,935
Debt issuance costs and other	-	(469)	-	-	(469)
Intercompany transactions	(822)	891	(69)	-	-
Net cash (used in) provided by financing activities	(73,815)	422	(69)	-	(73,462)
(Decrease) increase in cash and cash equivalents	(96,144)	19,985	-	-	(76,159)
Cash and cash equivalents, beginning of period	186,368	111,031	-	-	297,399
Cash and cash equivalents, end of period	$90,224	$131,016	$-	$-	$221,240

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$318,483	$326,732	$14	$(326,746)	$318,483
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries before income taxes	(510,498)	-	-	510,498	-
Depreciation, amortization and accretion	33	29,732	-	(233)	29,532
Deferred income taxes	2,158	-	-	-	2,158
Stock-based compensation expense	12,090	-	-	-	12,090
Excess income tax benefits of stock-based compensation	(4,520)	-	-	-	(4,520)
Income taxes eliminated in consolidation	-	179,987	7	(179,994)	-
Amortization of debt issuance costs	242	157	-	-	399
Loss on sales of assets	2,028	-	-	-	2,028
Decrease in commutation account	1,000	-	-	-	1,000
Amortization of long-term prepaid insurance	606	-	-	-	606
Increase in other long-term liabilities	29,408	(477)	-	-	28,931
Changes in deferred turnaround costs, deferred catalyst costs and other	(76)	(19,131)	-	-	(19,207)
Changes in components of working capital from operations	59,504	(20,874)	-	(1,355)	37,275
Net cash (used in) provided by operating activities	(89,542)	496,126	21	2,170	408,775

Cash flows from investing activities:
Additions to property, plant and equipment	(4,308)	(139,898)	-	(2,170)	(146,376)
Proceeds from sale of assets	2,290	-	-	-	2,290
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Other acquisitions	-	(2,995)	-	-	(2,995)
Net cash used in investing activities	(2,018)	(150,393)	-	(2,170)	(154,581)

Cash flows from financing activities:
Purchase of treasury stock	(128,195)	-	-	-	(128,195)
Proceeds from issuance of common stock	947	-	-	-	947
Dividends paid	(6,617)	-	-	-	(6,617)
Excess income tax benefits of stock-based compensation	4,520	-	-	-	4,520
Debt issuance costs and other	-	(7)	-	-	(7)
Intercompany transactions	170,300	(170,279)	(21)	-	-
Net cash used in financing activities	40,955	(170,286)	(21)	-	(129,352)
(Decrease) increase in cash and cash equivalents	(50,605)	175,447	-	-	124,842
Cash and cash equivalents, beginning of period	215,049	190,430	-	-	405,479
Cash and cash equivalents, end of period	$164,444	$365,877	$-	$-	$530,321

ITEM 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an independent energy company engaged in crude oil refining and the wholesale marketing of refined petroleum products.  We operate refineries (the “Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a total annual average crude oil capacity of approximately 172,000 barrels per day (“bpd”).  The crude oil capacity increased from 162,000 bpd in April 2008, because of the completion of the crude unit and vacuum tower expansion at our El Dorado Refinery.  To assist in understanding our operating results, please refer to the operating data at the end of this analysis, which provides key operating information for our Refineries.  Refinery operating data is also included in our annual report on Form 10-K, our quarterly reports on Form 10-Q and on our web site at http://www.frontieroil.com.  We make our web site content available for informational purposes only.  The web site should not be relied upon for investment purposes.  We make available on this web site under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.

Overview

The terms “Frontier,” “we” and “our” refer to Frontier Oil Corporation and its subsidiaries.  The four significant indicators of our profitability, which are reflected and defined in the operating data at the end of this analysis, are the gasoline crack spread, the diesel crack spread, the light/heavy crude oil differential and the WTI/WTS crude oil differential.  Other significant factors that influence our results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas prices and maintenance).  Under our first-in, first-out (“FIFO”) inventory accounting method, crude oil price trends can cause significant fluctuations in the inventory valuation of our crude oil, unfinished products and finished products, thereby resulting in inventory gains (lower cost of sales) when crude oil prices increase and inventory losses (higher cost of sales) when crude oil prices decrease during the reporting period.  We typically do not use derivative instruments to offset price risk on our base level of operating inventories.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of futures trading.

Six months ended June 30, 2008 compared with the same period in 2007

Overview of Results

We had net income for the six months ended June 30, 2008 of $105.3 million, or $1.02 per diluted share, compared to net income of $318.5 million, or $2.90 per diluted share, earned in the same period in 2007.  Our operating income of $155.8 million for the six months ended June 30, 2008 decreased $331.1 million from the $487.0 million for the comparable period in 2007.  Our results for the six months ended June 30, 2008 were negatively impacted by several factors, the primary ones being the rapid increase in crude oil prices since the beginning of the period and the weakening U.S. economy.  These factors reduced the demand for gasoline, causing a substantial drop in gasoline margins.  In addition, our margins on asphalt and other products declined substantially as sales prices for these products increased only modestly in comparison to the increase in crude prices.  The average gasoline crack spread of $4.60 per barrel during the first half of 2008 was substantially lower than the $24.84 per barrel in the first half of 2007.  In addition, the average diesel crack spread decreased to $24.31 per barrel during the first half of 2008 from $25.39 per barrel in the comparable period in 2007.  Product yields and product revenues were significantly lower during the first half of 2008 because of the major turnaround work conducted at the El Dorado Refinery during all of March 2008.

Specific Variances

Refined product revenues.  Refined product revenues increased $608.4 million, or 25%, from $2.48 billion to $3.09 billion for the six months ended June 30, 2008 compared to the same period in 2007.  This increase resulted primarily from higher crude oil prices, which supported higher refined product prices ($35.19 higher average per sales barrel), despite a decline in sales volumes.
Manufactured product yields.  Yields decreased 23,559 bpd at the El Dorado Refinery and increased 1,995 bpd at the Cheyenne Refinery for the six months ended June 30, 2008 compared to same period in 2007.  The decrease in yields at the El Dorado Refinery was due to the planned major turnaround work on the crude unit, the coker and the reformer during all of March 2008.
Other revenues.  Other revenues decreased $138.6 million to a loss of $137.3 million for the six months ended June 30, 2008, compared to income of $1.4 million for the same period in 2007, the primary source of which was $143.1 million in net realized and unrealized losses from derivative contracts in the six months ended June 30, 2008 compared to $3.7 million in net realized and unrealized losses from derivative contracts in the six months ended June 30, 2007.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.  We had gasoline sulfur credit sales of $4.3 million in the six months ended June 30, 2008 compared to $4.8 million in the comparable 2007 period and $950,000 of ethanol Renewable Identification Number (“RIN”) sales in 2008 (none in the comparable period of 2007).  Ethanol RINs were created as a tracking tool in order to ensure that nationwide a certain EPA regulated volume of renewable fuels are blended into gasoline on a percentage basis.
Raw material, freight and other costs.  Raw material, freight and other costs increased by $769.2 million, from $1.80 billion in the six months ended June 30, 2007 to $2.57 billion in the same period for 2008.  The increase in raw material, freight and other costs was due to higher average crude oil prices and increased purchased products partially offset by decreased overall crude oil charges and higher light/heavy crude oil differentials during the six months ended June 30, 2008 when compared to the same period in 2007.  For the six months ended June 30, 2008, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $165.3 million after tax ($265.9 million pretax, consisting of a $69.2 million gain at the Cheyenne Refinery and a $196.7 million gain at the El Dorado Refinery).  For the six months ended June 30, 2007, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $22.0 million after tax ($35.5 million pretax, comprised of a $23.5 million gain at the Cheyenne Refinery and a $12.0 million gain at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $89.10 per sales barrel for the six months ended June 30, 2008 increased from $56.17 per sales barrel in the same period in 2007 due to higher average crude oil prices and increased purchased products partially offset by increased light/heavy crude oil differentials.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $19.96 per barrel in the six months ended June 30, 2008 compared to $13.71 per barrel in the same period in 2007.
The El Dorado Refinery raw material, freight and other costs of $98.81 per sales barrel for the six months ended June 30, 2008 increased from $58.50 per sales barrel in the same period in 2007 due to a lower volume of product sales and higher average crude oil prices partially offset by decreased overall crude charges and higher light/heavy crude oil differentials.  The WTI/WTS crude oil differential increased from an average of $4.47 per barrel in the six-month period ended June 30, 2007 to $4.81 per barrel in the same period in 2008.  The light/heavy crude oil differential increased from an average of $15.59 per barrel in the six-month period ended June 30, 2007 to $22.63 per barrel in the same period in 2008.
Refinery operating expenses.  Refinery operating expenses, excluding depreciation, were $168.6 million in the six months ended June 30, 2008 compared to $141.0 million in the comparable period of 2007.
The Cheyenne Refinery operating expenses, excluding depreciation, were $59.3 million for the six months ended June 30, 2008 compared to $47.8 million in the comparable period of 2007.  Primary areas of increased costs were: maintenance costs ($3.1 million, $720,000 of which related to the remaining costs of the December 2007 coker fire, natural gas costs ($2.9 million due to increased volumes and prices), turnaround amortization ($2.1 million due to amortization costs of 2007 turnarounds), additives and chemicals ($1.1 million), salaries and benefits expenses ($679,000), and electricity ($618,000).
The El Dorado Refinery operating expenses, excluding depreciation, were $109.3 million for the six months ended June 30, 2008, increasing from $93.2 million in the same six-month period of 2007.  Primary areas of increased costs and the variance amounts for the 2008 period compared to the 2007 period were: maintenance costs ($10.1 million, primarily related to demolition, catalyst and repair costs incurred during the March 2008 turnaround), natural gas costs ($2.5 million due to increased volumes and prices), salaries and benefits expenses ($1.6 million, mostly due to increased overtime in relation to the March 2008 turnaround), consulting and legal expenses ($1.1 million), property and other taxes ($1.1 million), and operating supplies ($803,000).
Selling and general expenses.  Selling and general expenses, excluding depreciation, decreased $2.1 million, or 9%, from $24.6 million for the six months ended June 30, 2007 to $22.5 million for the six months ended June 30, 2008, due to $2.0 million of lower salaries and benefit expenses (including stock-based compensation expense) in 2008.
Depreciation, amortization and accretion.  Depreciation, amortization and accretion increased $8.2 million, or 36%, for the six months ended June 30, 2008 compared to the same period in 2007 because of increased capital investments in our Refineries, including our El Dorado Refinery crude unit and vacuum tower expansion project placed into service in the second quarter of 2008.  We also had higher depreciation expense during the six months ended June 30, 2008 due to changes made during the third quarter of 2007 in the estimated useful lives of assets that have been or are expected to be retired in connection with certain capital projects in 2008 and 2009.
Gain on sale of assets.  The $44,000 gain on the sale of assets during the six months ended June 30, 2008 compares to a $2.0 million loss during the six months ended June 30, 2007.
Interest expense and other financing costs.  Interest expense and other financing costs of $4.6 million for the six months ended June 30, 2008 decreased $385,000, or 8%, from $4.9 million in the comparable period in 2007.  The primary cause of this decrease was higher capitalized interest in the first half of 2008 of $4.1 million compared to $3.5 million in 2007. Average debt outstanding was $155.3 million and $150.0 during the six months ended June 30, 2008 and 2007, respectively  (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income decreased $8.0 million from $11.6 million in the six months ended June 30, 2007, to $3.6 million in the six months ended June 30, 2008, because of lower average cash balances and lower interest rates.
Provision for income taxes.  The provision for income taxes for the six months ended June 30, 2008 was $49.6 million on pretax income of $154.9 million (or 32.0%).  Our provision for income taxes for the six months ended June 30, 2007 was $175.2 million on pretax income of $493.7 million (or 35.5%).  The effective tax rate for the six months ended June 30, 2008 was lower than the effective tax rate in the comparable period in 2007 primarily because of a lower Kansas state income tax provision for the 2008 period resulting from recognizing the benefit of $12.5 million approved Kansas income tax credits for expansion projects at our El Dorado Refinery.  Other benefits which reduced our Kansas income tax provision included a benefit of $492,000 for Kansas state income taxes due to a recent favorable ruling by the Kansas Board of Tax Appeals and a reduction of Kansas corporate income tax rates from 7.35% to 7.1%.  The income tax provision for the six months ended June 30, 2007 included a $4.2 million ultra-low sulfur diesel credit benefit to the provision, and the 2008 provision was higher due to certain executive compensation that exceeded the limits allowed as a tax deduction.  The benefit of the Section 199 production activities deduction for manufacturers (based on taxable income) was also less in the six months ended June 30, 2008, than in the comparable period of 2007 because taxable income was substantially less during the first half of 2008.

Three months ended June 30, 2008 compared with the same period in 2007

Overview of Results

We had net income for the three months ended June 30, 2008 of $59.3 million, or $0.57 per diluted share compared to net income of $243.8 million, or $2.23 per diluted share, earned in the same period in 2007.  Our operating income of $82.0 million for the three months ended June 30, 2008 decreased $292.3 million from the $374.3 million for the comparable period in 2007.  Our results for the three months ended June 30, 2008 were negatively impacted by several factors, the primary ones being the rapid increase in crude oil prices since the beginning of the period and the weakening U.S. economy.  These factors reduced the demand for gasoline, causing a substantial drop in gasoline margins.  In addition, our margins on asphalt and other products declined substantially as sales prices for these products increased only modestly compared to the increase in crude prices.  The average gasoline crack spread of $5.03 per barrel during the second quarter of 2008 was substantially lower than the $36.73 per barrel in the second quarter of 2007.  In addition, the average diesel crack spread decreased to $27.88 per barrel during the second quarter of 2008 from $29.08 per barrel in the comparable period in 2007.

Specific Variances

Refined product revenues.  Refined product revenues increased $450.9 million, or 32%, from $1.43 billion to $1.88 billion for the three months ended June 30, 2008 compared to the same period in 2007.  This increase resulted primarily from higher crude oil prices, which supported higher refined product prices ($39.83 higher average per sales barrel), despite a decline in sales volumes.
Manufactured product yields.  Yields decreased 9,573 bpd at the El Dorado Refinery and increased 6,231 bpd at the Cheyenne Refinery for the three months ended June 30, 2008 compared to same period in 2007.  The decrease in yields at the El Dorado Refinery was due to the planned major turnaround work on the crude unit, which was completed on April 10, 2008.
Other revenues.  Other revenues decreased $119.1 million to a loss of $115.5 million for the three months ended June 30, 2008, compared to a gain of $3.6 million for the same period in 2007, the primary source of which was $115.9 million in net realized and unrealized losses from derivative contracts in the three months ended June 30, 2008 compared to $1.4 million in net realized and unrealized losses from derivative contracts in the three months ended June 30, 2007.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.  We had $4.8 million in gasoline sulfur credit sales in the three months ended June 30, 2007 (none in the comparable period of 2008) and $213,000 of ethanol RIN sales in the three months ended June 30, 2008 (none in the comparable period of 2007).
Raw material, freight and other costs.  Raw material, freight and other costs increased by $610.0 million, from $964.9 million in the three months ended June 30, 2007, to $1.57 billion in the same period for 2008.  The increase in raw material, freight and other costs was due to higher average crude oil prices and increased purchased products partially offset by decreased overall crude oil charges and higher light/heavy crude oil differentials during the three months ended June 30, 2008 when compared to the same period in 2007.  For the three months ended June 30, 2008, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $102.8 million after tax ($165.2 million pretax, consisting of a $48.3 million gain at the Cheyenne Refinery and a $116.9 million gain at the El Dorado Refinery).  For the three months ended June 30, 2007, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $20.0 million after tax ($32.3 million pretax, comprised of a $22.0 million gain at the Cheyenne Refinery and a $10.3 million gain at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $99.51 per sales barrel for the three months ended June 30, 2008 increased from $61.15 per sales barrel in the same period in 2007 due to higher average crude oil prices, more crude oil charges and increased purchased products partially offset by increased light/heavy crude oil differentials.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $21.36 per barrel in the three months ended June 30, 2008 compared to $14.17 per barrel in the same period in 2007.
The El Dorado Refinery raw material, freight and other costs of $112.98 per sales barrel for the three months ended June 30, 2008 increased from $60.92 per sales barrel in the same period in 2007 due to a lower volume of sales barrels and higher average crude oil prices partially offset by decreased overall crude charges and higher light/heavy crude oil differentials.  The WTI/WTS crude oil differential increased from an average of $4.59 per barrel in the three-month period ended June 30, 2007, to $4.98 per barrel in the same period in 2008.  The light/heavy crude oil differential increased from an average of $18.78 per barrel in the three-month period ended June 30, 2007 to $22.59 per barrel in the same period in 2008.
Refinery operating expenses.  Refinery operating expenses, excluding depreciation, were $81.0 million in the three months ended June 30, 2008 compared to $69.8 million in the comparable period of 2007.
The Cheyenne Refinery operating expenses, excluding depreciation, were $30.1 million in the three months ended June 30, 2008 compared to $22.8 million in the comparable period of 2007.  Primary areas of increased costs were: maintenance costs ($1.9 million primarily due to various unplanned tank and coker repairs and outages), turnaround amortization ($1.3 million due to amortization costs of 2007 turnarounds), natural gas costs ($1.2 million due to increased price offset partially by decreased volumes), additives and chemicals costs ($1.1 million), electricity costs ($505,000 due to increased volumes), and salaries and benefits expenses ($486,000).
The El Dorado Refinery operating expenses, excluding depreciation, were $51.0 million in the three months ended June 30, 2008, increasing from $47.0 million in the same three-month period of 2007.  Primary areas of increased costs and the variance amounts for the 2008 period compared to the 2007 period were: maintenance costs ($3.4 million, which includes demolition costs, crude unit start up expenses and tank repair costs), natural gas costs ($1.3 million due to increased prices), and consulting and legal expenses ($462,000), partially offset by lower 2008 environmental costs ($1.3 million).
Selling and general expenses.  Selling and general expenses, excluding depreciation, decreased $1.4 million, or 11%, from $13.6 million for the three months ended June 30, 2007 to $12.1 million for the three months ended June 30, 2008, due to lower salaries and benefits expenses ($1.8 million), including stock-based compensation expense, in the second quarter of 2008 compared to the comparable period in 2007.
Depreciation, amortization and accretion.  Depreciation, amortization and accretion increased $4.4 million, or 37%, for the three months ended June 30, 2008 compared to the same period in 2007 because of increased capital investments in our Refineries, including our El Dorado Refinery crude unit and vacuum tower expansion project placed into service in the second quarter of 2008.  We also had higher depreciation expense during the three months ended June 30, 2008, due to changes made during the third quarter of 2007, in the estimated useful lives of certain assets that have been or are expected to be retired in connection with capital projects in 2008 and 2009.
Interest expense and other financing costs.  Interest expense and other financing costs of $2.9 million for the three months ended June 30, 2008 increased $932,000, or 47%, from $2.0 million in the comparable period in 2007.  The primary cause of the increase was lower capitalized interest in the second quarter of 2008 of $1.5 million compared to $2.2 million in 2007.  Average debt outstanding was $158.8 million and $150.0 during the three months ended June 30, 2008 and 2007, respectively (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income decreased $5.0 million from $6.3 million in the three months ended June 30, 2007, to $1.3 million in the three months ended June 30, 2008, because of lower average cash balances and lower interest rates.
Provision for income taxes.  The provision for income taxes for the three months ended June 30, 2008 was $21.1 million on pretax income of $80.4 million (or 26.2%).  Our provision for income taxes for the three months ended June 30, 2007 was $134.9 million on pretax income of $378.6 million (or 35.6%).  The effective tax rate for the three months ended June 30, 2008 was lower than the effective tax rate in the comparable period in 2007 primarily because of a lower Kansas state income tax provision for the 2008 period resulting from recognizing the benefit of $12.5 million approved Kansas income tax credits for expansion projects at our El Dorado Refinery.  Another benefit which reduced our Kansas income tax provision included a reduction of Kansas corporate income tax rates from 7.35% to 7.1%.  The income tax provision for the three months ended June 30, 2007 included a $2.1 million ultra-low sulfur diesel credit benefit to the provision.  The benefit of the Section 199 production activities deduction for manufacturers (based on taxable income) was also less in the second quarter of 2008, than in the comparable period of 2007 because taxable income was substantially less during the second quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities.  Net cash provided by operating activities was $119.8 million for the six months ended June 30, 2008 compared to net cash provided by operating activities of $408.8 million during the six months ended June 30, 2007.  In addition, lower operating income decreased cash flow, cash flows from working capital changes used cash during the 2008 period compared to providing cash for the same period in 2007.  Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Working capital changes used a total of $18.2 million of cash during the first six months of 2008 compared to providing $37.3 million of cash for the same period in 2007.  The most significant components of the working capital change were an increase in inventories of $260.2 million in the 2008 period compared to an increase in inventories of $6.6 million in the 2007 comparable period, and an increase in receivables of $74.7 million in the first six months of 2008 compared to an increase in receivables of $43.8 million in the 2007 comparable period, and an increase in current accrued liabilities of $3.6 million in the six months ended June 30, 2008 compared to an increase of $60.0 million during the comparable period in 2007, offset by an increase in trade and crude payables of $327.3 million in 2008 compared to an increase in 2007 of $19.5 million.  The increase in inventories during the six months ended June 30, 2008 was principally due to higher prices.  During the six months ended June 30, 2008, we received income tax refunds of $24.5 million, consisting mostly of our estimated federal income tax overpayment from 2007.  At June 30, 2008, we had $221.2 million of cash and cash equivalents, $484.9 million of working capital and $262.4 million of borrowing base availability for cash borrowings under our $350.0 million revolving credit facility.
Cash flows used in investing activities.  Capital expenditures during the first six months of 2008 were $115.0 million, which included approximately $87.9 million for the El Dorado Refinery and $26.9 million for the Cheyenne Refinery. The $87.9 million of capital expenditures for our El Dorado Refinery included $31.9 million to complete the crude unit and vacuum tower expansion ($154 million total cost), $18.9 million on the coke drum replacement and $7.9 million on the gasoil hydrotreater revamp, as well as operational, payout, safety, administrative, environmental and optimization projects.  The $26.9 million of capital expenditures for our Cheyenne Refinery included approximately $3.9 million for the boiler replacement, $5.3 million for the amine plant, and $2.4 million for the coker expansion, as well as environmental, operational, safety, administrative and payout projects.
Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we were required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s annual revenues less material costs and operating costs, other than depreciation.  The total amount of these contingent payments was capped at $40.0 million, with an annual cap of $7.5 million. Such contingency payments were recorded as an additional acquisition cost when the payment was considered probable and estimable.  A payment of $7.5 million was paid in early 2008, based on 2007 results, and was accrued as of December 31, 2007.  Including the payment made in early 2008, we paid a total of $37.5 million for contingent earn-out payments and are no longer subject to this provision of the Shell agreement.
Cash flows used in financing activities.  During the six months ended June 30, 2008, we spent $66.4 million to repurchase stock under the stock repurchase program discussed below.  Treasury stock increased by 335,360 shares ($10.1 million) from stock surrendered by employees and members of the Board of Directors to pay withholding taxes on stock-based compensation which vested during the first six months of 2008.  We also paid $10.7 million in dividends during the six months ended June 30, 2008.
Through December 31, 2007, our Board of Directors had approved a total of $300 million for share repurchases, of which $243.6 million had been spent.  In February 2008, our Board of Directors approved an additional $100 million to be utilized for share repurchases.  As indicated above, we used $56.3 million to repurchase stock under this program during the six months ended June 30, 2008, leaving a remaining authorization of $100.2 million.
During the six months ended June 30, 2008, we issued 100,000 shares of common stock from our treasury stock in connection with stock option exercises by employees and members of our Board of Directors, for which we received $126,000 in cash and 9,224 shares ($306,000) of our common stock in stock swaps where mature stock was surrendered to facilitate the exercise of the option. As of June 30, 2008, we had $150.0 million of long-term debt outstanding and no borrowings under our revolving credit facility.  We also had $87.6 million of letters of credit outstanding under our revolving credit facility.  We were in compliance with the financial covenants of our revolving credit facility as of June 30, 2008.  Shareholders’ equity as of June 30, 2008 was $1.08 billion.
Our Board of Directors declared regular quarterly cash dividends of $0.05 per share in December 2007 and February 2008, which were paid in January and April 2008, respectively.  In April 2008, our Board of Directors announced an increase in the regular quarterly cash dividend to $0.06 per share ($0.24 annualized) for shareholders of record on June 27, 2008, which was paid in July 2008.  The total cash required for the dividend declared in April 2008 was approximately $6.2 million and was included in “Accrued dividends” on the June 30, 2008 Condensed Consolidated Balance Sheet.

FUTURE CAPITAL EXPENDITURES

 Significant future capital projects.  Both the Cheyenne and El Dorado Refineries will continue working on significant, multi-year projects in 2008 and 2009.  The new amine unit at the Cheyenne Refinery has an estimated total cost of $20.5 million (including capitalized interest) and is intended to result in improved alkylation unit reliability and provide a partial backup unit if the main amine unit is not operating. Spending on this project is nearly completed and start-up is expected to occur in the third quarter of 2008.
The coke drum replacement project estimated at $60 million for our El Dorado Refinery will improve safety and reliability as well as increase overall throughput for the Refinery and is expected to be completed in the second half of 2008.  At June 30, 2008, there were $5.8 million of outstanding commitments for this project.  The gasoil hydrotreater revamp at the El Dorado Refinery is the key project to achieve gasoline sulfur compliance for our El Dorado Refinery and has a total estimated cost of $82 million (see “Environmental” in Note 10 in the “Notes to Condensed Consolidated Financial Statements”).  The project will also result in a significant yield improvement for the catalytic cracking unit and is anticipated to be completed in the fall of 2009.  As of June 30, 2008, outstanding purchase commitments for the gasoil hydrotreater revamp were $10.0 million.  The El Dorado Refinery’s planned $84 million catalytic cracker expansion project is currently under evaluation because of the current low gasoline margin environment.  This evaluation may result in a reduced scope of work and reduced project costs.  The project is anticipated to be completed in the fall of 2009, and has outstanding purchase commitments at June 30, 2008 of $4.5 million.  The El Dorado Refinery catalytic cracker regenerator emission control project, with a fall 2009 estimated completion date and total estimated cost of $36 million, will add a scrubber to improve the environmental performance of the unit, specifically as it relates to flue-gas emissions.  This project is necessary to support the catalytic cracking expansion project and to meet a portion of the expected requirements of the EPA Petroleum Refining Initiative (see “Environmental” in Note 10 in the “Notes to Condensed Consolidated Financial Statements”).  At June 30, 2008, the catalytic cracker regenerator emission control project had outstanding purchase commitments of $3.4 million.  The above amounts include estimated capitalized interest.
2008 capital expenditures.  Including the projects discussed above, 2008 capital expenditures aggregating approximately $267.0 million are currently planned, of which $115.0 million had been incurred through June 30, 2008, and include $170.0 million at our El Dorado Refinery, $96.0 million at our Cheyenne Refinery, $465,000 at our products terminal and blending facility and $600,000 at our Denver and Houston offices.  We have reduced our 2008 capital expenditures by deferring $35.0 million to future years because of the decline in our operating profits.  The $170.0 million of planned capital expenditures for our El Dorado Refinery includes $26.0 million for the gasoil hydrotreater revamp project, $29.0 million for  the coke drum replacement project, $32.0 million for the crude unit and vacuum expansion project, $20.0 million for the catalytic cracker expansion project and $13.0 million for the catalytic cracker regenerator emission control project, as mentioned above, as well as environmental, operational, safety, payout and administrative projects.  The $96.0 million of planned capital expenditures for our Cheyenne Refinery includes $15.4 million for the Refinery main office building replacement, $13.0 million for a new boiler project ($14.0 million total cost) and $8.0 million for the new amine plant ($20.5 million total cost), as well as environmental, operational, safety, payout and administrative projects.  We expect that our remaining 2008 capital expenditures will be funded with cash generated by our operations and by using a portion of our existing cash balance, if necessary.  We will continue to review our capital expenditures in light of market conditions.  We may experience cost overruns and/or schedule delays on any of these projects because of the strong industry demand for material, labor and engineering resources.

CONTRACTUAL CASH OBLIGATIONS

Contractual cash obligations for crude supply, feedstocks and natural gas have increased because of increased prices.  The obligations as of June 30, 2008 with payments within one year are $1.19 billion, of which approximately $818 million relates to July and August 2008 crude supply, feedstock and natural gas requirements for the Refineries.

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the six and three months ended June 30, 2008 and 2007.  The statistical information includes the following terms:
•	WTI Cushing crude oil price - the benchmark West Texas Intermediate crude oil priced at Cushing, Oklahoma (ConocoPhillips WTI crude oil posting plus).
•	Charges - the quantity of crude oil and other feedstock processed through Refinery units on a bpd basis.
•	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
•	Gasoline and diesel crack spreads - the average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average WTI Cushing crude oil price.
•	Cheyenne light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and the heavy crude oil delivered to the Cheyenne Refinery.
•	WTI/WTS crude oil differential - the average differential between the WTI Cushing crude oil price and the West Texas sour crude oil priced at Midland, Texas.
•	El Dorado Refinery light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and Canadian heavy crude oil delivered to the El Dorado Refinery.

Consolidated:
	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Charges (bpd)
Light crude	21,499	38,785	31,939	35,663
Heavy and intermediate crude	101,568	109,506	110,323	110,906
Other feed and blendstocks	20,632	16,962	19,118	17,422
Total	143,699	165,253	161,380	163,991

Manufactured product yields (bpd)
Gasoline	69,351	78,740	73,203	79,921
Diesel and jet fuel	46,522	58,386	54,220	55,437
Asphalt	4,520	4,999	3,472	5,744
Other	19,247	19,079	25,520	18,656
Total	139,640	161,204	156,415	159,758

Total product sales (bpd)
Gasoline	78,742	88,954	82,155	92,434
Diesel and jet fuel	46,587	60,191	54,587	58,821
Asphalt	4,813	4,901	4,345	5,106
Other	17,806	18,278	17,679	17,527
Total	147,948	172,324	158,766	173,888

Refinery operating margin information (per sales barrel)
Refined products revenue	$114.74	$79.55	$130.27	$90.44
Raw material, freight and other costs (FIFO inventory accounting)	95.60	57.86	109.01	60.98
Refinery operating expenses, excluding depreciation	6.26	4.52	5.61	4.41
Depreciation, amortization and accretion	1.16	0.74	1.14	0.76

Average WTI Cushing crude oil price (per barrel)	$111.49	$60.24	$125.10	$63.22
Average gasoline crack spread (per barrel)	4.60	24.84	5.03	36.73
Average diesel crack spread (per barrel)	24.31	25.39	27.88	29.08

Average sales price (per sales barrel)
Gasoline	$118.89	$86.98	$133.03	$102.00
Diesel and jet fuel	141.22	86.09	156.44	92.84
Asphalt	45.60	42.91	59.64	49.58
Other	45.81	31.67	53.93	33.35

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Cheyenne Refinery:
Charges (bpd)
Light crude	7,615	14,245	7,089	11,680
Heavy and intermediate crude	34,119	25,535	33,229	21,995
Other feed and blendstocks	1,039	1,257	434	625
Total	42,773	41,037	40,752	34,300

Manufactured product yields (bpd)
Gasoline	18,726	17,215	16,981	13,733
Diesel	11,752	12,670	10,111	10,676
Asphalt	4,520	4,999	3,472	5,744
Other	6,428	4,547	8,561	2,741
Total	41,426	39,431	39,125	32,894

Total product sales (bpd)
Gasoline	27,277	26,132	25,519	25,591
Diesel	11,535	12,607	10,671	12,044
Asphalt	4,813	4,901	4,345	5,106
Other	5,309	3,288	6,216	2,521
Total	48,934	46,928	46,751	45,262

Refinery operating margin information (per sales barrel)
Refined products revenue	$106.06	$79.19	$119.64	$92.10
Raw material, freight and other costs (FIFO inventory accounting)	89.10	56.17	99.51	61.15
Refinery operating expenses, excluding depreciation	6.66	5.63	7.07	5.54
Depreciation, amortization and accretion	1.47	1.25	1.52	1.38

Average light/heavy crude oil differential (per barrel)	$19.96	$13.71	$21.36	$14.17
Average gasoline crack spread (per barrel)	3.85	25.19	5.35	37.75
Average diesel crack spread (per barrel)	25.93	30.11	30.12	37.20

Average sales price (per sales barrel)
Gasoline	$115.13	$87.83	$129.78	$103.56
Diesel	140.29	91.91	159.94	100.94
Asphalt	45.60	42.91	59.64	49.58
Other	39.84	15.75	50.61	19.54

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
El Dorado Refinery:
Charges (bpd)
Light crude	13,884	24,540	24,850	23,983
Heavy and intermediate crude	67,449	83,971	77,094	88,911
Other feed and blendstocks	19,593	15,705	18,684	16,797
Total	100,926	124,216	120,628	129,691

Manufactured product yields (bpd)
Gasoline	50,624	61,524	56,222	66,188
Diesel and jet fuel	34,770	45,716	44,110	44,761
Other	12,819	14,532	16,959	15,915
Total	98,213	121,772	117,291	126,864

Total product sales (bpd)
Gasoline	51,464	62,822	56,636	66,844
Diesel and jet fuel	35,053	47,583	43,916	46,777
Other	12,497	14,990	11,463	15,007
Total	99,014	125,395	112,015	128,628

Refinery operating margin information (per sales barrel)
Refined products revenue	$119.04	$79.68	$134.71	$89.86
Raw material, freight and other costs (FIFO inventory accounting)	98.81	58.50	112.98	60.92
Refinery operating expenses, excluding depreciation	6.07	4.10	5.00	4.02
Depreciation, amortization and accretion	1.01	0.55	0.98	0.54

Average WTI/WTS crude oil differential (per barrel)	$4.81	$4.47	$4.98	$4.59
Average light/heavy crude oil differential (per barrel)	22.63	15.59	23.26	18.78
Average gasoline crack spread (per barrel)	4.99	24.70	4.88	36.34
Average diesel crack spread (per barrel)	23.78	24.14	27.34	26.99

Average sales price (per sales barrel)
Gasoline	$120.88	$86.62	$134.50	$101.40
Diesel and jet fuel	141.53	84.55	155.59	90.75
Other	48.34	35.16	55.73	35.67

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

Interest Rate Risk.  Borrowings under our revolving credit facility bear a current market rate of interest.  A one percent increase or decrease in the interest rates on our revolving credit facility would not significantly affect our earnings or cash flows.  Our $150.0 million principal of 6⅝% Senior Notes that were outstanding at June 30, 2008, and due 2011, have a fixed interest rate.  Thus, our long-term debt is not exposed to cash flow risk from interest rate changes.  Our long-term debt, however, is exposed to fair value risk.  The estimated fair value of our 6⅝% Senior Notes at June 30, 2008 was $147.8 million.

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
ITEM 1A.
Risk Factors –

Our risk management activities may generate substantial losses and limit potential gains

In order to hedge and limit potential financial losses on certain of our inventories, we from time to time enter into derivative contracts to make forward sales or purchases of crude oil, refined products, natural gas and other commodities.  We may also use options or swaps to accomplish similar objectives.  Our inventory hedging strategies generally produce losses when hedged crude oil or refined products increase in value.  In the six months ended June 30, 2008, we incurred a pre-tax hedging loss of $143.1 million recorded in “Other revenues” in the Condensed Consolidated Statements of Income and Comprehensive Income.  Offsetting the cost of our hedges is the economic value realized when we liquidate inventory which had been hedged.  The value of the hedged inventory generally moves in an opposite direction to the value of the hedge contract.  However, due to mark to market accounting requirements and cash margin requirements of commodities exchanges and various counterparties, there may be timing differences between when hedging losses are incurred and when the related physical inventories are sold.  In certain instances, these derivative contracts are accounted for as hedges, but there is potential risk that these hedges may not be considered effective from an accounting perspective and would be marked to market in our financial statements.  As we use progressively more Canadian crude oil at our refineries, both our total crude oil inventories and the amount hedged inventories are likely to increase in future periods.  See “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3.

ITEM 4.
Submission of Matters to a Vote of Security Holders –
The annual shareholders meeting of the Company was held on April 22, 2008, with 97,098,257 of the Company’s shares present or represented by proxy at the meeting.  This represented nearly 94% of the Company’s shares outstanding as of the record date of the meeting.  The shareholders of the Company took the following actions:
1.  Election of Directors:
     Elected the following seven directors for terms of office expiring at the annual meeting of shareholders in 2009:

Name	For	Withheld
James R. Gibbs	96,264,618	833,639
Douglas Y. Bech	95,668,009	1,430,248
G. Clyde Buck	96,605,485	492,772
T. Michael Dossey	96,616,095	482,162
James H. Lee	96,152,350	945,907
Paul B. Loyd, Jr.	96,142,084	956,173
Michael E. Rose	96,512,519	585,738

2.    Ratified the appointment of Deloitte & Touche LLP as the Company’s auditors for the year ending December 31, 2008.  The vote was 96,711,115 for, 232,417 against, 154,725 abstentions and no broker non-votes.

ITEM 6.
Exhibits –

10.1 – Frontier Products Offtake Agreement El Dorado Refinery, dated as of October 19, 1999 by and between Frontier Oil and Refining Company and Equiva Trading Company (now Shell Oil Products US, assignee of Equiva Trading Company) (“the Agreement), and First Amendment to the Agreement dated September 18, 2000, Second Amendment to the Agreement dated September 21, 2000, Third Amendment to the Agreement dated December 19, 2000, Fourth Amendment to the Agreement dated February 22, 2001, Fifth Amendment to the Agreement dated August 14, 2001, Sixth Amendment to the Agreement dated November 5, 2001, Seventh Amendment to the Agreement dated April 22, 2002, Eighth Amendment to the Agreement dated May 30, 2003, Ninth Amendment to the Agreement dated May 25, 2004, Tenth Amendment to the Agreement dated May 3, 2005, Eleventh Amendment to the Agreement dated March 31, 2006, Twelfth Amendment to the Agreement dated May 11, 2006, Thirteenth Amendment to the Agreement dated September 30, 2007, Fourteenth Amendment to the Agreement dated May 1, 2008 and Fifteenth Amendment to the Agreement dated May 28, 2008.

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

Date: August 7, 2008