Form 10-Q
period 2008-09-30
FRONTIER OIL CORP /NEW/
filed 2008-11-06
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
(Check one)

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑

Registrant’s number of common shares outstanding as of November 3, 2008:  103,902,969

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Revenues:
Refined products	$5,184,204	$3,899,464	$2,094,606	$1,418,270
Other	(33,563)	(30,361)	103,696	(31,750)
	5,150,641	3,869,103	2,198,302	1,386,520

Costs and expenses:
Raw material, freight and other costs	4,565,992	2,900,169	1,991,966	1,095,364
Refinery operating expenses, excluding depreciation	244,861	210,359	76,267	69,382
Selling and general expenses, excluding depreciation	32,379	41,855	9,876	17,240
Depreciation, amortization and accretion	48,072	37,963	16,635	14,770
Gain on sales of assets	(44)	(15,232)	-	(17,260)
	4,891,260	3,175,114	2,094,744	1,179,496

Operating income	259,381	693,989	103,558	207,024

Interest expense and other financing costs	7,043	7,029	2,480	2,081
Interest and investment income	(4,691)	(17,697)	(1,056)	(6,050)
	2,352	(10,668)	1,424	(3,969)

Income before income taxes	257,029	704,657	102,134	210,993
Provision for income taxes	79,421	248,949	29,811	73,768
Net income	$177,608	$455,708	$72,323	$137,225

Comprehensive income	$176,135	$455,708	$71,912	$137,225

Basic earnings per share of common stock	$1.72	$4.23	$0.70	$1.30

Diluted earnings per share of common stock	$1.71	$4.19	$0.70	$1.28

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share data)

September 30, 2008 and December 31, 2007	2008	2007

ASSETS
Current assets:
Cash, including cash equivalents of $452,005 and $278,314 at 2008 and 2007, respectively	$464,028	$297,399
Trade receivables, net of allowance of $500 at both years	234,611	155,454
Other receivables	50,336	29,292
Inventory of crude oil, products and other	638,906	501,927
Deferred income taxes	11,981	9,426
Commutation account	6,362	6,280
Other current assets	52,103	31,245
Total current assets	1,458,327	1,031,023
Property, plant and equipment, at cost:
Refineries and other equipment	1,233,576	1,082,275
Furniture, fixtures and other equipment	14,695	13,168
	1,248,271	1,095,443
Accumulated depreciation and amortization	(356,316)	(317,993)
Property, plant and equipment, net	891,955	777,450

Deferred turnaround costs	51,840	39,276
Deferred catalyst costs	11,042	6,540
Deferred financing costs, net of accumulated amortization of $2,029 and $1,619 at 2008 and 2007, respectively	6,480	2,556
Prepaid insurance, net of accumulated amortization	-	909
Intangible assets, net of accumulated amortization of $462 and $370 at 2008 and 2007, respectively	1,368	1,460
Other assets	4,891	4,634
Total assets	$2,425,903	$1,863,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$672,134	$417,395
Derivative liabilities	-	15,089
Accrued liabilities and other	62,319	69,029
Total current liabilities	734,453	501,513

Long-term debt	347,168	150,000
Contingent income tax liabilities	28,765	32,257
Post-retirement employee liabilities	30,563	27,549
Long-term capital lease obligation	3,641	8
Other long-term liabilities	13,142	13,597
Deferred income taxes	117,652	100,310

Commitments and contingencies

Shareholders' equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 180,000,000 shares authorized, 131,850,356 shares issued at both periods	57,736	57,736
Paid-in capital	230,502	211,324
Retained earnings	1,255,351	1,095,540
Accumulated other comprehensive income	105	1,578
Treasury stock, at cost, 27,947,394 and 26,893,939 shares at 2008 and 2007, respectively	(393,175)	(327,564)
Total shareholders' equity	1,150,519	1,038,614
Total liabilities and shareholders' equity	$2,425,903	$1,863,848

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007

Cash flows from operating activities:
Net income	$177,608	$455,708
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	61,082	48,499
Deferred income taxes	15,684	220
Stock-based compensation expense	13,736	16,759
Excess income tax benefits of stock-based compensation	(4,201)	(6,109)
Amortization of debt issuance costs	603	598
Senior Notes discount amortization	8	-
Allowance for investment loss	411	-
Gain on sales of assets	(44)	(15,232)
Decrease in commutation account	-	1,009
Amortization of long-term prepaid insurance	909	909
(Decrease) increase in other long-term liabilities	(1,331)	28,515
Changes in deferred turnaround costs, deferred catalyst costs and other	(30,817)	(22,112)
Changes in working capital from operations	(13,258)	(55,848)
Net cash provided by operating activities	220,390	452,916

Cash flows from investing activities:
Additions to property, plant and equipment	(160,219)	(229,208)
Proceeds from sales of assets	45	22,240
El Dorado Refinery contingent earn-out payment	(7,500)	(7,500)
Other acquisitions and leasehold improvements	-	(3,144)
Net cash used in investing activities	(167,674)	(217,612)

Cash flows from financing activities:
Proceeds from issuance of 8.5% Senior Notes, net of discount	197,160	-
Purchase of treasury stock	(66,403)	(204,113)
Proceeds from issuance of common stock	265	1,958
Dividends paid	(16,938)	(12,010)
Excess income tax benefits of stock-based compensation	4,201	6,109
Debt issuance costs and other	(4,372)	(66)
Net cash provided by (used in) financing activities	113,913	(208,122)
Increase in cash and cash equivalents	166,629	27,182
Cash and cash equivalents, beginning of period	297,399	405,479
Cash and cash equivalents, end of period	$464,028	$432,661

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, excluding capitalized interest	$2,053	$4,315
Cash paid during the period for income taxes	59,690	231,846
Cash refunds of income taxes	24,559	-
Noncash investing activities - accrued capital expenditures, end of period	17,450	20,752

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
These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.  These interim financial statements are not indicative of annual results.
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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Basic	103,114,161	107,626,637	103,176,904	105,658,167
Diluted	103,784,836	108,889,658	103,919,817	106,913,142

        For the nine and three months ended September 30, 2008, 449,591 outstanding stock options that could potentially dilute EPS in future years were not included in the computation of diluted EPS as they were anti-dilutive.  For the nine and three months ended September 30, 2007, there were no outstanding stock options that could potentially dilute EPS in future years that were not included in the computation of diluted EPS.
The Company’s Board of Directors declared a quarterly cash dividend of $0.05 per share in November 2007, which was paid in January 2008.  In addition, a quarterly cash dividend of $0.05 per share was declared in February 2008 and paid in April 2008.  In April 2008, the Company announced an increase in the regular quarterly cash dividend, to $0.06 per share ($0.24 annualized) from the previous level of $0.05 per share ($0.20 annualized) and declared a quarterly cash dividend of $0.06 per share to shareholders of record on June 27, 2008, which was paid in July 2008. In August 2008, the Company declared a regular quarterly cash dividend of $0.06 per share, which was paid in October 2008.  The total cash required for the dividend declared in August 2008 was approximately $6.2 million and was reflected in “Accrued liabilities and other” on the Condensed Consolidated Balance Sheet as of September 30, 2008.

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
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements.”  FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement.  Where applicable, this statement simplifies and codifies fair value related guidance previously issued within GAAP.  FAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company partially adopted FAS No. 157 as of January 1, 2008, pursuant to FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  FSP FAS No. 157-2 states that a measurement is recurring if it happens at least annually and defines non-financial assets and non-financial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in FAS No. 159.  The statement also notes that if FAS No. 157 is not applied in its entirety, the Company must disclose (1) that it has only partially adopted FAS No. 157 and (2) the categories of assets and liabilities recorded or disclosed at fair value to which the statement was not applied.  The Company chose to adopt FSP FAS No. 157-2 as of January 1, 2008 and delay the application of FAS No. 157 in its entirety.  Therefore, the Company did not apply FAS No. 157 to nonrecurring fair value measurements of non-financial assets and non-financial liabilities, including non-financial long-lived assets measured at fair value for an impairment assessment under FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and asset retirement obligations initially measured at fair value under FAS No. 143, “Accounting for Asset Retirement Obligations.”  The Company is still required to apply FAS No. 157 to recurring financial and non-financial instruments, which affects the fair value disclosure of our financial derivatives within the scope of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  See Note 11 “Fair Value Measurement.”
On January 1, 2008 the Company adopted FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities,” which expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value.  Under FAS No. 159, a company may elect to use fair value to measure many financial instruments and certain other assets and liabilities at fair value.  As of September 30, 2008, the Company decided not to elect fair value accounting for any of its eligible items.  The adoption of FAS No. 159 therefore did not have any impact on the Company’s financial position, cash flows or results of operations.
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

2.      Other Receivables

	September 30,	December 31,
	2008	2007
	(in thousands)
Investment fund receivable, net of allowance of $411	$32,286	$-
Income taxes receivable	4,613	24,056
Realized futures trading receivable	5,885	-
Other	7,552	5,236
	$50,336	$29,292

At September 30, 2008 other receivables included a net investment fund receivable of $32.3 million.  The Company had a $32.7 million money market investment in a J.P. Morgan money market fund called the Reserve Primary Fund (“Fund”) that was deemed illiquid. The Fund is currently overseen by the SEC, which is determining the amount and timing of liquidation.  Prior to September 30, 2008, the Company requested its funds in their entirety and reclassed the $32.7 million investment out of “Cash, including cash equivalents” to “Other receivables” on the Condensed Consolidated Balance Sheet.  In addition, it is currently estimated that approximately 1.3% of the Company’s investment is at-risk for recoverability, primarily due to the bankruptcy of Lehman Brothers, as the Fund had an investment in Lehman Brothers Holdings, Inc. commercial paper.  Therefore, an allowance of $411,000 was recorded resulting in a net investment fund receivable of $32.3 million.  The $411,000 loss is included in “Interest and investment income” on the Condensed Consolidated Statements of Income.  On October 31, 2008, the Company received a $16.6 million partial distribution against this receivable.

3.      Inventories

Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first-in, first-out (“FIFO”) basis or market.  Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost.  Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned.  These include unfinished gasoline and diesel, blend stocks and other feedstocks.  Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products.  Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values.  Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts.  The net exchange balance is included in inventory.  Inventories of materials and supplies and process chemicals are recorded at the lower of average cost or market.  Crude oil inventories, unfinished product inventories and finished product inventories are used to secure financing for operations under the Company’s revolving credit facility and Utexam financing arrangement (see Note 16, “Amendment of Crude Oil Purchase and Sale Contract”).  The components of inventory as of September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)
Crude oil	$304,202	$223,715
Unfinished products	173,192	152,572
Finished products	138,552	104,820
Process chemicals	1,451	1,300
Repairs and maintenance supplies and other	21,509	19,520
	$638,906	$501,927

4.      Other Current Assets

	September 30,	December 31,
	2008	2007
	(in thousands)

Margin deposits	$26,497	$11,997
Derivative assets	18,447	-
Prepaid income taxes	5,526	9,152
Prepaid insurance	752	7,312
Other	881	2,784
	$52,103	$31,245

5.      Accrued Liabilities and Other

	September 30,	December 31,
	2008	2007
	(in thousands)

Accrued compensation	$7,150	$16,119
Accrued Beverly Hills litigation settlement	10,000	10,000
Accrued income taxes	10,238	6,819
Accrued El Dorado Refinery contingent earn-out payment	-	7,500
Accrued dividends	6,684	5,825
Accrued environmental costs	8,648	8,750
Accrued property taxes	8,751	4,998
Accrued refinery incidents costs	305	2,800
Accrued interest	5,656	2,541
Other	4,887	3,677
	$62,319	$69,029

6.      Long-term Debt

	September 30,	December 31,
	2008	2007
	(in thousands)

6.625% Senior Notes (Due October 1, 2011)	$150,000	$150,000

8.5% Senior Notes (Due September 15, 2016)	200,000	-
Less discount	(2,832)	-
8.5% Senior Notes, net	197,168	-

	$347,168	$150,000

On September 15, 2008, the Company issued $200.0 million aggregate principal amount of 8.5% Senior Notes.  The 8.5% Senior Notes, which mature on September 15, 2016, were issued at a 1.42% discount ($2.8 million) resulting in total senior notes, net of discount, of $197.2 million.  The Company received net proceeds (after underwriting fees) of $195.3 million.   Interest is paid semi-annually on March 15 and September 15.  The 8.5% Senior Notes are redeemable, at the option of the Company, at 104.25% after September 15, 2012, declining to 100.0% in 2014.  Prior to September 15, 2012, the Company may at its option redeem the 8.5% Senior Notes at a make-whole amount, plus accrued and unpaid interest.  The 8.5% Senior Notes may restrict payments, including dividends, and limit the incurrence of additional indebtedness based on covenants related to interest coverage ratio and restricted payments.  Frontier Holdings Inc. and its material subsidiaries are full and unconditional guarantors of the 8.5% Senior Notes (see Note 18 for consolidating financial statements).

7.      Income Taxes

The Company is currently under a U.S. Federal income tax examination for 2005 and 2006.  As of September 30, 2008, no taxing authority has proposed any significant adjustments to the Company's tax positions.
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

Balance as of January 1, 2008	$28,324
Additions based on tax positions related to the current year	521
Additions for tax positions of prior years	1,130
Reductions for tax positions of prior years	(4)
Settlements	-
Reductions due to lapse of applicable statutes of limitations	(4,764)
Balance as of September 30, 2008	$25,207

The total contingent income tax liabilities and accrued interest of $28.8 million and $32.3 million at September 30, 2008 and December 31, 2007, respectively, are reflected in the Condensed Consolidated Balance Sheets under “Contingent income tax liabilities.”  The Company recognized interest expense on contingent income tax liabilities of $340,000 and $1.7 million during the nine month periods ended September 30, 2008 and 2007, respectively.   Both the nine months ended and three months ended September 30, 2008 included a reversal of accrued interest expense on contingent income tax liabilities of $1.3 million due to the lapse of applicable statutes of limitations. Interest expense on contingent income tax liabilities was a credit of $785,000 and $626,000 expense during the three months ended September 30, 2008 and 2007, respectively.

8.      Treasury Stock

The Company accounts for its treasury stock under the cost method on a FIFO basis.  Through December 31, 2007, the Company’s Board of Directors had approved a total of $300 million for share repurchases, of which $243.6 million had been utilized as of December 31, 2007.  On February 28, 2008, the Company’s Board of Directors authorized another $100 million for share repurchases.  During the nine months ended September 30, 2008, the Company purchased 1,561,367 shares ($56.3 million) in open market transactions, leaving remaining authorization of $100.2 million for future repurchases of shares.  A rollforward of treasury stock for the nine months ended September 30, 2008 is as follows:

	Number of shares	Amount
	(in thousands except share amounts)

Balance as of December 31, 2007	26,893,939	$327,564
Shares repurchased under stock repurchase plans	1,561,367	56,260
Shares received to fund withholding taxes	335,360	10,143
Shares received to fund stock option exercises	9,224	306
Shares issued for stock option exercises	(130,000)	(172)
Shares issued for restricted stock unit vestings	(99,750)	(113)
Shares issued for restricted stock grants, net of forfeits	(622,746)	(813)
Balance as of September 30, 2008	27,947,394	$393,175

 9.     Stock-based Compensation

Stock-based compensation costs and income tax benefits recognized in the Condensed Consolidated Statements of Income and Comprehensive Income for the nine and three months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)

Restricted shares and units	$3,477	$5,362	$1,183	$1,486
Stock options	677	1,289	226	223
Contingently issuable stock unit awards	9,582	10,108	2,525	2,960
Total stock-based compensation expense	$13,736	$16,759	$3,934	$4,669

Income tax benefit recognized in the income statement	$4,348	$6,368	$1,496	$1,774

Omnibus Incentive Compensation Plan.  The Company’s Omnibus Incentive Compensation Plan (the “Plan”) is a broad-based incentive plan that provides for granting stock options, stock appreciation rights (“SAR”), restricted stock awards, performance awards, stock units, bonus shares, dividend equivalent rights, other stock-based awards and substitute awards (“Awards”) to employees, consultants and non-employee directors of the Company.  As of September 30, 2008, 4,646,612 shares remained available to be awarded under the Plan assuming maximum payout is achieved on the contingently issuable awards made in 2008 (see “Contingently Issuable Awards” below).  For purposes of determining compensation expense, forfeitures are estimated at the time Awards are granted based on historical average forfeiture rates and the group of individuals receiving those Awards. The Plan provides that the source of shares for Awards may be either newly issued shares or treasury shares.  For the nine months ended September 30, 2008, treasury shares were re-issued for stock, restricted stock awards and for shares issued due to the exercise of stock options.  The fair value of restricted stock awards is determined using the closing stock price of the Company on the date of grant.  As of September 30, 2008, there was $26.8 million of total unrecognized compensation cost related to Awards issued under the Plan, including costs for stock options, restricted stock, restricted stock units and contingently issuable awards.  This amount is expected to be recognized as expense over a weighted-average period of 1.9 years.

Stock Options.  Stock option changes during the nine months ended September 30, 2008 are presented below:

	Number of awards	Weighted-Average Exercise Price	Aggregate Intrinsic Value of Options
			(in thousands)

Outstanding at beginning of period	624,591	$22.4021
Granted	-	-
Exercised	(130,000)	4.3933
Expired or forfeited	-	-
Outstanding at end of period	494,591	$27.1356	$619

Vested or expected to vest	483,672	$27.0849	$619

Exercisable at end of period	265,029	$25.1873	$619

The Company received $265,000 of cash for stock options exercised during the nine months ended September 30, 2008.  The total intrinsic value of stock options exercised during the nine months ended September 30, 2008 was $3.5 million.  The Company realized $1.3 million and $4.4 million of income tax benefit, nearly all of which was excess income tax benefit, for the nine months ended September 30, 2008 and, 2007, respectively, related to exercises of stock options.  Excess income tax benefits are the benefits from deductions that are allowed for income tax purposes in excess of the expenses recorded in the Company’s financial statements.  These excess income tax benefits are recorded as an increase to paid-in capital, and the majority of these amounts are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes information about stock options outstanding as of September 30, 2008:

Stock Options Outstanding at September 30, 2008
Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Exercise Price	Exercisable	Vested or Expected to Vest

449,591	2.57	$29.3850	220,029	438,672
45,000	0.40	$4.6625	45,000	45,000

Restricted Shares and Restricted Stock Units.  The following table summarizes the changes in the Company’s restricted shares and restricted stock units during the nine months ended September 30, 2008:

	Shares/Units	Weighted-Average Grant-Date Market Value

Nonvested at beginning of period	1,053,083	$24.0234
Conversion of 2007 contingently issuable stock units	459,171	29.3850
Granted	191,603	29.2920
Vested	(968,195)	23.6665
Forfeited	(1,778)	28.5735
Nonvested at end of period	733,884	29.2134

The total fair value of restricted shares and restricted stock units which vested during the nine months ended September 30, 2008 was $22.9 million, and the Company realized $10.8 million of income tax benefit related to these vestings, of which $2.8 million was excess income tax benefit.  The total fair value of restricted shares and restricted stock units which vested during the nine months ended September 30, 2007 was $14.2 million, and the Company realized $5.4 million of income tax benefit related to these vestings, of which $2.0 million was excess income tax benefit.
In March 2008, following certification by the Compensation Committee of the Company’s Board of Directors that specified performance criteria had been achieved for the year ended December 31, 2007, the Company issued 459,171 shares of restricted stock in connection with the February 2007 grant of contingently issuable stock unit awards.  One-third of this restricted stock vested on June 30, 2008, one-third will vest on June 30, 2009 and the final one-third will vest on June 30, 2010. The Company issued 26,250 restricted stock units to its Board of Directors on January 24, 2008, of which 3,750 restricted stock units vested during the second quarter due to retirement of an honorary Board member and the remainder will vest on December 31, 2008.  In the nine months ended September 30, 2008, an additional 161,884 shares (net of forfeits) of restricted stock were issued to employees and will vest 25% in March 2009, 25% in March 2010 and the final 50% in March 2011.  The Company also granted 2,865 shares of restricted stock to an employee, one-third of which vested on June 30, 2008, one-third will vest on June 30, 2009 and the final one-third will vest on June 30, 2010.
Contingently Issuable Awards.  During the nine months ended September 30, 2008, the Company granted 242,680 contingently issuable stock unit awards to be earned if certain net income goals are met for 2008.  As of September 30, 2008, the Company believes these net income goals will not be met, and thus all prior stock-based compensation expense recorded for these awards was reversed during the third quarter ended September 30, 2008.
During the nine months ended September 30, 2008, the Company granted 242,669 contingently issuable stock unit awards to be earned based on return of capital employed compared to the Company’s peers.  Depending on achievement of the performance goals, awards earned could be between 0% and 125% of the base number of contingently issuable stock units.  As of September 30, 2008, the Company assumed that the target (100%) level award would be earned for purposes of stock-based compensation expense for the awards granted in 2008.  If any of the performance goals are achieved for 2008 and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into restricted stock during the first quarter of 2009.  One-third of these restricted shares will vest on June 30, 2009, one-third on June 30, 2010 and the final one-third on June 30, 2011.
The Company also granted 242,671 stock unit awards contingent upon certain criteria being met over a three-year period ending on December 31, 2010.  As of September 30, 2008, the Company assumed that the target (100%) level award would be earned for purposes of stock-based compensation expense for the awards granted in 2008.
As of September 30, 2008, the Company also had outstanding 229,607 contingently issuable stock unit awards that were issued during the quarter ended March 31, 2007, to be earned should certain criteria be met over a three-year period ending December 31, 2009.  Depending on achievement of the goals, awards earned could be between 0% and 125% of the base number of contingently issuable stock units.  As of September 30, 2008, the Company assumed the maximum (125%) level award would be earned for purposes of stock-based compensation expense for the awards granted in 2007.  When common stock dividends are declared by the Company’s Board of Directors, dividend equivalents (on the stock unit awards) and dividends (once the stock unit awards are converted to restricted stock) are accrued on the contingently issuable stock units and restricted stock but are not paid until the restricted stock vests.  The stock unit awards are valued at the market value on the date of grant and amortized to compensation expense on a straight-line basis over the nominal vesting period, adjusted for retirement-eligible employees, as required under FAS No. 123(R), “Share-Based Payment.”

10.         Employee Benefit Plans

Defined Benefit Plans
The Company established a defined benefit cash balance pension plan, effective January 1, 2000, for eligible El Dorado Refinery employees to supplement retirement benefits that those employees lost upon the sale of the El Dorado Refinery to Frontier.  No other current or future employees will be eligible to participate in the plan and its funding status is in compliance with ERISA.
In April 2008, the Company’s Board of Directors approved the termination of the pension plan.  Because of the required regulatory review, the Company estimates that it will take approximately one year to complete the termination.  Plan participants will receive 100% of their account balance, including interest, upon termination.
As of September 30, 2008, the fair market value of the pension plan assets was $11.1 million.  The expected lump sum payment to participants based on a December 2008 payout is estimated at $11.4 million.  The Company has increased its 2008 net periodic benefit cost accrual because of the expected termination.
The pension plan assets are held in a Trust Fund whose trustee is Frost National Bank (“trustee”).  The Company contributed $800,000 to the Trust Fund during 2008.  Frontier’s pension plan weighted-average asset allocations in the Trust Fund at September 30, 2008 and December 31, 2007, by asset category are as follows:

	Percentage of Plan Assets at
Asset Category:	September 30, 2008	December 31, 2007

Cash and cash equivalents	89%	9%
Equity common trust funds	-	65%
Fixed income common trust funds	11%	25%
Real estate	-	1%
Total	100%	100%

The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery.  Eligible employees are employees hired by the El Dorado Refinery before certain defined dates and who satisfy certain age and service requirements.  Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare.  Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans were unfunded as of September 30, 2008.  The post-retirement healthcare plan requires retirees to pay between 20% and 40% of total healthcare costs based on age and length of service.  The plan’s prescription drug benefits are at least equivalent to Medicare Part D benefits.  The plan was amended in the first quarter of 2008 to limit the employees’ pre-Medicare insurance premium to 125% of the active employee rate, which increased the benefit obligation by $1.4 million.
The following table sets forth the net periodic benefit costs recognized for these benefit plans in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income for the nine and three months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,		Three Months Ended September 30,
Pension Benefits	2008	2007	2008	2007
	(in thousands)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$-	$-	$-	$-
Interest cost	463	426	155	142
Expected return on plan assets	(609)	(558)	(203)	(186)
Amortization of prior service cost	-	-	-	-
Amortized net actuarial loss	200	-	200	-
Net periodic benefit cost	54	(132)	152	(44)

Changes in assets and benefit obligations recognized in other comprehensive income:
Net loss	484	-	484	-
Amortization of prior service cost	-	-	-	-
Amortization of gain	-	-	-	-
Total recognized in other comprehensive income	484	-	484	-
Total recognized in net periodic benefit cost and other comprehensive income	$538	$(132)	$636	(44)

	Nine Months Ended September 30,		Three Months Ended September 30,
Post-retirement Healthcare and Other Benefits	2008	2007	2008	2007
	(in thousands)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:

Components of net periodic benefit cost:
Service cost	$568	$564	$188	$188
Interest cost	1,306	1,208	436	403
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	(1,190)	(1,407)	(396)	(469)
Amortized net actuarial loss	653	853	217	284
Net periodic benefit cost	1,337	1,218	445	406

Changes in assets and benefit obligations recognized in other comprehensive income:
Increase in benefit obligation for plan amendment	1,350	-	-	-
Amortization of prior service cost	1,190	-	396	-
Amortization of loss	(653)	-	(217)	-
Total recognized in other comprehensive income	1,887	-	179	-
Total recognized in net periodic benefit cost and other comprehensive income	$3,224	$1,218	$624	$406

11.                  Fair Value Measurement

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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

Description	Level 1	Level 2	Level 3	Total
Derivative assets	$16,302	$2,145	$-	$18,447

As of September 30, 2008, the Company’s derivative contracts giving rise to the assets measured under Level 1 are NYMEX crude oil contracts and thus are valued using quoted market prices at the end of each period.  The Company’s derivative contracts giving rise to the assets under Level 2 are valued using pricing models based on NYMEX crude oil contracts.  The Company’s crude call options that relate to lease crude purchases are measured under Level 3, meaning that the options were valued using internal contract pricing; at September 30, 2008 the options had no value.   The following table provides a reconciliation of the beginning and ending balances of the Company’s Level 3 derivative asset crude call options which at September 30, 2008, had no value (in thousands):

	Nine Months Ended September 30,		Three Months Ended September 30,

	2008	2007	2008	2007
	(in thousands)

Beginning derivative asset balance	$-	$-	$647	$-
Net increase (decrease) in derivative assets	437	-	(475)	-
Net settlements	(437)	-	(172)	-
Transfers in (out) of Level 3	-	-	-	-
Ending derivative asset balance	$-	$-	$-	$-

Change in unrealized gains (losses) included in earnings related to level 3 derivatives still held as of September 30, 2008:	$-	$-	$647	$-

12.                  Price Risk Management Activities

The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production.  The commodity derivative contracts used by the Company may take the form of futures contracts, forward contracts, collars or price swaps and are entered into with creditworthy counterparties.  The Company believes that there is minimal credit risk with respect to its counterparties.  The Company accounts for its commodity derivative contracts under mark-to-market accounting and gains and losses on transactions are reflected in “Other revenues” on the Condensed Consolidated Statements of Income and Comprehensive Income at each period end.  The Company has derivative contracts which it holds directly and also derivative contracts, in connection with its crude oil purchase and sale contract, held on Frontier’s behalf by Utexam Limited (“Utexam”), a wholly-owned subsidiary of BNP Paribas Ireland.  The market value of open derivative contracts is included on the Condensed Consolidated Balance Sheets in “Derivative liabilities” when the unrealized value is a loss (none at September 30, 2008 and $15.1 million at December 31, 2007), or in “Other current assets” when the unrealized value is a gain ($18.5 million at September 30, 2008 and none at December 31, 2007).

Mark-to-market activities.  During the nine and three months ended September 30, 2008 and 2007, the Company (directly or indirectly) had the following derivative contracts which, while economic hedges, were not accounted for as hedges under FAS No. 133. Gains or losses on these derivatives are reflected in “Other revenues” on the Condensed Consolidated Statements of Income and Comprehensive Income:

Crude purchases in-transit.  As of September 30, 2008, the Company had open derivative contracts held on Frontier’s behalf by Utexam on 1.2 million barrels of crude oil to hedge the cost of in-transit Canadian crude oil.  As of September 30, 2008, these positions had unrealized gains of $2.1 million.  During the nine months ended September 30, 2008 and 2007, the Company reported in “Other revenues” a $19.0 million net realized and unrealized loss and a $6.7 million net realized and unrealized loss, respectively, on positions to hedge in-transit crude oil, mainly Canadian crude oil for the El Dorado Refinery.  During the three months ended September 30, 2008 and 2007, the Company reported in “Other revenues” an $18.5 million net gain and an $8.5 million net loss, respectively, on positions to hedge in-transit crude oil, mainly Canadian crude oil for the El Dorado Refinery.
Derivative contracts on crude oil to hedge excess intermediate, normal butane, finished product and excess crude oil inventory for both the Cheyenne and the El Dorado Refineries.  As of September 30, 2008, the Company had open derivative contracts on 2.5 million barrels of crude oil to hedge crude oil, and intermediate and finished product inventories in excess of established base levels.  At September 30, 2008, these positions had unrealized gains of $16.3 million.  During the nine months ended September 30, 2008 and 2007, the Company reported in “Other revenues” $20.9 million and $29.0 million, respectively, in net realized and unrealized losses on these types of positions.  During the three months ended September 30, 2008 and 2007, the Company reported in “Other revenues” an $85.5 million net realized and unrealized gain and a $23.5 million net realized and unrealized loss, respectively, on these types of positions.

13.           Environmental

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
The Environmental Protection Agency (“EPA”) has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continue through 2008, with special provisions for small business refiners such as Frontier.  As allowed by subsequent regulation, Frontier elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until January 1, 2011 by complying with the highway ultra low sulfur diesel standard by June 2006.  The Cheyenne Refinery has spent approximately $28.9 million (including capitalized interest) to meet the interim gasoline sulfur standard, which was required by January 1, 2004.  To meet final federal gasoline sulfur standards, the Company expects to spend $20.0 million for new process unit capacity and intermediate inventory handling equipment at the Cheyenne Refinery.  In addition, new federal benzene regulations and anticipated state requirements for reduction in gasoline Reid Vapor Pressure (“RVP”) suggest that additional capital expenditures may be required for compliance projects.  The Company is presently estimating the total cost in connection with an overall compliance strategy for the Cheyenne Refinery.  Total capital expenditures estimated as of September 30, 2008 for the El Dorado Refinery to comply with the final gasoline sulfur standard are approximately $83.0 million, including capitalized interest, and are expected to be incurred by the end of 2009.  As of September 30, 2008, $24.3 million of the estimated $83.0 million had been incurred.  Substantially all of the estimated $83.0 million of expenditures relates to the El Dorado Refinery’s gasoil hydrotreater revamp project.  The gasoil hydrotreater revamp project will address most of the El Dorado Refinery’s modifications needed to achieve gasoline sulfur compliance.
As of December 31, 2007, the Company had available to sell or use approximately 174 billion (parts per million (“ppm”)-gallons) gasoline sulfur credits that were generated by its Cheyenne and El Dorado Refineries and its EMC blending facility. In the nine months ended September 30, 2008, Frontier sold 38.9 billion (ppm-gallons) of the 174 billion (ppm-gallons) available sulfur credits for total proceeds of $4.6 million, which was recorded in “Other revenues” on the Condensed Consolidated Statements of Income and Comprehensive Income.
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
The Initiative has caused many refiners to enter into consent decrees typically requiring substantial expenditures for penalties and the installation of additional pollution control equipment.  In anticipation of such a consent decree, the Company has undertaken certain modifications at each of the Company’s Refineries.  At the Cheyenne Refinery, the Company has spent $4.6 million on the flare gas recovery system which was completed in 2006.  At the El Dorado Refinery, the flare gas recovery system was completed in 2007 for a total cost of $4.7 million.  Settlement negotiations with the EPA and state regulatory agencies regarding additional regulatory issues associated with the Initiative are underway.  The Company now estimates that, in addition to the flare gas recovery systems discussed above, capital expenditures totaling approximately $56.0 million at the Cheyenne Refinery and $70.0 million at the El Dorado Refinery ($13.5 million of the $70.0 million had been incurred as of September 30, 2008) may be required prior to 2015 to satisfy these issues.  Notwithstanding these anticipated regulatory settlements, many of these same expenditures would be required for the Company to implement its planned facility expansions.  In addition to the capital costs described above, the EPA has proposed a civil penalty in the amount of $1.9 million, to be discounted for a related $96,000 penalty and associated supplemental environment project (“SEP”) paid to the State of Wyoming in 2005 and further offset by $902,000 for the completion of additional mutually agreed SEPs.  The EPA has also attached to this settlement resolution an enforcement action against the Company’s El Dorado Refinery related to allegations of violation of certain requirements of the EPA Risk Management Program (“RMP”).  Negotiated civil penalties regarding resolution of this issue will total approximately $484,000 to be reduced to $358,000 by completion of an approved SEP.  The Company has made accruals for the balance of these estimated penalties at September 30, 2008 and December 31, 2007.
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
Cheyenne Refinery.  The Company is party to an agreement with the State of Wyoming requiring investigation and interim remediation actions at the Cheyenne Refinery’s property that may have been impacted by past operational activities.  As a result of past and ongoing investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects.  In addition, the Company estimates that an ongoing groundwater remediation program will be required for approximately ten more years.  As of September 30, 2008 and December 31, 2007, the Company had a $5.0 million accrual included on the Condensed Consolidated Balance Sheets, reflecting the estimated present value of the $410,000 estimated to be spent during the remaining portion of 2008 and a $700,000 annual cost for 2009 through 2018, assuming a 3% inflation rate and discounted at a rate of 7.5%.  The Company also had accrued a total of $4.7 million, as of September 30, 2008 and $4.8 million, as of December 31, 2007, for the cleanup of a waste water treatment pond located on land adjacent to the Cheyenne Refinery which the Company had historically leased from the landowner.  The lease expired, and the Company ceased use of the pond on June 30, 2006.  The waste water pond will be cleaned up pursuant to the aforementioned agreement with the State of Wyoming.  Depending upon the results of the ongoing investigation, or by a subsequent administrative order or permit, additional remedial action and costs could be required.  Pursuant to this agreement, the Company has also committed to the installation of a groundwater boundary control system to be constructed in the near future.  The costs associated with this system are under development.
The Company has completed the negotiation of a settlement of a Notice of Violation (“NOV”) from the Wyoming Department of Environmental Quality alleging non-compliance with certain refinery waste management requirements.  A negotiated penalty in the amount of $631,000 was paid in 2007 as part of the settlement of this NOV.  The Company has estimated that the capital cost for required corrective measures will be approximately $2.7 million.  In addition, the Company had accruals of $995,000 at September 30, 2008 and $1.2 million at December 31, 2007 for additional work related to the corrective measures.  The Company is also currently in settlement negotiations for various NOVs from the Wyoming Department of Environmental Quality for certain alleged solid and hazardous waste violations noted during site inspection.
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
Other Future Environmental Considerations.  Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere.  In response to such studies, the U.S. Congress has been actively considering legislation to reduce emissions of greenhouse gases, primarily through the development of greenhouse gas cap and trade programs that would require obtaining and surrendering emission allowances.  It is possible that we could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from our operations or from combustion of fuels that we produce.  In addition, more than one-third of the states already have begun implementing legal measures to reduce emissions of greenhouse gases.  On April 2, 2007, the U.S. Supreme Court in Massachusetts, et al. v. EPA held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act and that the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources such as cars and trucks.  In July 2008, the EPA released an Advance Notice of Proposed Rulemaking regarding possible future regulation of greenhouse gas emissions under the Clean Air Act, in response to the Supreme Court’s decision in Massachusetts.  In the notice, the EPA evaluated the potential regulation of greenhouse gases under the Clean Air Act and other potential methods of regulating greenhouse gases.  Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future.  Thus, there may be restrictions imposed on the emission of greenhouse gases even if the U.S. Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.  Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition and results of operations, including demand for the refined petroleum products that we produce.

14.                  Litigation

Beverly Hills Lawsuits.  On October 12, 2007, following the court rulings discussed below, the Company announced that it had reached agreement in principle on the terms of a settlement with the attorneys for the plaintiffs in the Beverly Hills lawsuits.  Under the terms of the settlement, the plaintiffs will receive $10.0 million from the Company, its subsidiary and its insurance provider.  Frontier’s share of the cost is approximately $6.4 million, which will be funded from the Company’s commutation account that had previously been established with an insurance provider. Once a settlement agreement is finalized between the plaintiffs and the Company and its subsidiary, including releases by the plaintiffs, the settlement will be subject to approval by the Los Angeles Superior Court.  Following court approval, the settlement should resolve all of the litigation against the Company and its subsidiary currently pending in both the Los Angeles Superior Court and the California Court of Appeal.  The following provides more information about the Beverly Hills litigation and associated insurance coverage.
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
The oil production site operated by Frontier’s subsidiary was a modern facility and was operated with a high level of safety and responsibility.  Frontier believes that its subsidiary’s activities did not cause any health problems for anyone, including former Beverly Hills High School students, school employees or area residents.  Nevertheless, as a matter of prudent risk management, Frontier purchased insurance in 2003 from a highly-rated insurance company covering the existing claims described above and any similar claims for bodily injury or property damage asserted during the five-year period following the policy’s September 30, 2003 commencement date.  The claims are covered, whether asserted directly against the insured parties or as a result of contractual indemnity.  In October 2003, the Company paid $6.25 million to the insurance company for loss mitigation insurance and also funded with the insurance company a commutation account of approximately $19.5 million, which is funding the first costs incurred under the policy including, but not limited to, the costs of defense of the claims.  The policy covers defense costs and any payments made to claimants, up to an aggregate limit of $120 million, including coinsurance by Frontier of up to $3.9 million of the coverage between $40 million and $120 million.  As of September 30, 2008, the commutation account balance was approximately $6.4 million and was included in current assets on the Condensed Consolidated Balance Sheet.  The Company also has been seeking coverage with respect to the Beverly Hills, California claims from the insurance companies that provided policies to Frontier during the 1985 to 1995 period. The Company has reached a settlement on some of the policies and is continuing to pursue coverage efforts on other policies.
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
In accordance with FAS No. 5, “Accounting for Contingencies,” Frontier accrued as of September 30, 2008 and December 31, 2007 the $10.0 million settlement (“Accrued liabilities and other” on the Condensed Consolidated Balance Sheets) because it is probable and reasonably estimable and a receivable from insurance providers of $3.6 million (included in “Other receivables” on the Condensed Consolidated Balance Sheet).  Frontier does not believe that any potential future claims or litigation, by which similar or related claims may be asserted against the Company or its subsidiary, will result in any material liability or have any material adverse effect upon the Company.
Other.  The Company is also involved in various other lawsuits and Occupational Safety and Health Administration (“OSHA”) regulatory actions which are incidental to its business.  In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on the Company’s liquidity, financial position or results of operations.  We have agreed to pay a penalty of $102,000 in connection with citations issued by OSHA alleging violations of applicable process safety management standards at our El Dorado Refinery.

15.                  Other Contingencies

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

16.                  Amendments of Revolving Credit Facility Agreement

On June 23, 2008, the Company entered into a second amendment to the Third Amended and Restated Revolving Credit Agreement which increased the maximum amount available under this agreement from $250 million to $350 million.  On August 19, 2008, the Company entered into a Fourth Amended and Restated Revolving Credit Agreement expiring August 17, 2012.  This agreement increases the maximum commitment from $350 million to $500 million and increases the applicable margin by 50 basis points to a range from 1.5% to 2% plus the base rate or LIBOR rate, as applicable.  This agreement also reduced the amount of permitted consolidated long-term funded indebtedness and added a current ratio covenant. At September 30, 2008, the Company had $268.4 million of borrowing base availability for cash borrowings under its $500.0 million revolving credit facility. The Company had $231.6 million of letters of credit outstanding under its revolving credit facility.

17.                  Amendment of Crude Oil Purchase and Sale Contract

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

18.                  Consolidating Financial Statements

Frontier Holdings Inc. and its subsidiaries (“FHI”) are full and unconditional guarantors of Frontier Oil Corporation’s 6⅝% Senior Notes.  In addition, on September 15, 2008 the Company issued 8.5% Senior Notes in which Frontier Holdings Inc. and its material subsidiaries are full and unconditional guarantors.   Presented on the following pages are the Company’s condensed consolidating balance sheets, statements of income, and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  As specified in Rule 3-10, the condensed consolidating balance sheets, statements of income, and statements of cash flows presented on the following pages meet the requirements for financial statements of the issuer and each guarantor of the notes because the guarantors are all direct or indirect wholly-owned subsidiaries of Frontier Oil Corporation, and all of the guarantees are full and unconditional on a joint and several basis. Frontier Oil Corporation’s investments in subsidiaries are presented according to the equity method of accounting.   The Company files a consolidated U.S. federal income tax return and consolidated state income tax returns in the majority of states in which it does business.  Accordingly, the equity in earnings of subsidiaries recorded for Frontier Oil Corporation is equal to the subsidiaries’ net income adjusted for consolidating pre-tax adjustments and for the portion of the subsidiaries’ income tax provision which is eliminated in consolidation.

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$5,184,204	$-	$-	$5,184,204
Other	(7)	(33,704)	148	-	(33,563)
	(7)	5,150,500	148	-	5,150,641

Costs and expenses:
Raw material, freight and other costs	-	4,565,992	-	-	4,565,992
Refinery operating expenses, excluding depreciation	-	244,861	-	-	244,861
Selling and general expenses, excluding depreciation	13,613	18,766	-	-	32,379
Depreciation, amortization and accretion	39	47,875	-	158	48,072
Gain on sales of assets	(37)	(7)	-	-	(44)
	13,615	4,877,487	-	158	4,891,260

Operating income (loss)	(13,622)	273,013	148	(158)	259,381

Interest expense and other financing costs	8,719	3,824	-	(5,500)	7,043
Interest and investment income	(2,494)	(2,197)	-	-	(4,691)
Equity in earnings of subsidiaries	(275,883)	-	-	275,883	-
	(269,658)	1,627	-	270,383	2,352

Income before income taxes	256,036	271,386	148	(270,541)	257,029
Provision for income taxes	78,428	87,081	58	(86,146)	79,421
Net income	$177,608	$184,305	$90	$(184,395)	$177,608

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$3,899,464	$-	$-	$3,899,464
Other	2	(30,395)	32	-	(30,361)
	2	3,869,069	32	-	3,869,103

Costs and expenses:
Raw material, freight and other costs	-	2,900,169	-	-	2,900,169
Refinery operating expenses, excluding depreciation	-	210,359	-	-	210,359
Selling and general expenses, excluding depreciation	24,850	17,005	-	-	41,855
Depreciation, amortization and accretion	47	38,201	-	(285)	37,963
Loss (gain) on sales of assets	2,028	(17,260)	-	-	(15,232)
	26,925	3,148,474	-	(285)	3,175,114

Operating income (loss)	(26,923)	720,595	32	285	693,989

Interest expense and other financing costs	9,474	3,161	-	(5,606)	7,029
Interest and investment income	(8,573)	(9,124)	-	-	(17,697)
Equity in earnings of subsidiaries	(732,030)	-	-	732,030	-
	(731,129)	(5,963)	-	726,424	(10,668)

Income before income taxes	704,206	726,558	32	(726,139)	704,657
Provision for income taxes	248,498	257,005	11	(256,565)	248,949
Net income	$455,708	$469,553	$21	$(469,574)	$455,708

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$2,094,606	$-	$-	$2,094,606
Other	(7)	103,646	57	-	103,696
	(7)	2,198,252	57	-	2,198,302

Costs and expenses:
Raw material, freight and other costs	-	1,991,966	-	-	1,991,966
Refinery operating expenses, excluding depreciation	-	76,267	-	-	76,267
Selling and general expenses, excluding depreciation	3,967	5,909	-	-	9,876
Depreciation, amortization and accretion	12	16,516	-	107	16,635
	3,979	2,090,658	-	107	2,094,744

Operating income (loss)	(3,986)	107,594	57	(107)	103,558

Interest expense and other financing costs	2,433	1,688	-	(1,641)	2,480
Interest and investment income	(230)	(826)	-	-	(1,056)
Equity in earnings of subsidiaries	(107,570)	-	-	107,570	-
	(105,367)	862	-	105,929	1,424

Income before income taxes	101,381	106,732	57	(106,036)	102,134
Provision for income taxes	29,058	34,600	26	(33,873)	29,811
Net income	$72,323	$72,132	$31	$(72,163)	$72,323

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$1,418,270	$-	$-	$1,418,270
Other	-	(31,761)	11	-	(31,750)
	-	1,386,509	11	-	1,386,520

Costs and expenses:
Raw material, freight and other costs	-	1,095,364	-	-	1,095,364
Refinery operating expenses, excluding depreciation	-	69,382	-	-	69,382
Selling and general expenses, excluding depreciation	10,934	6,306	-	-	17,240
Depreciation, amortization and accretion	14	14,808	-	(52)	14,770
Gain on sales of assets	-	(17,260)	-	-	(17,260)
	10,948	1,168,600	-	(52)	1,179,496

Operating income (loss)	(10,948)	217,909	11	52	207,024

Interest expense and other financing costs	3,203	959	-	(2,081)	2,081
Interest and investment income	(3,231)	(2,819)	-	-	(6,050)
Equity in earnings of subsidiaries	(221,532)	-	-	221,532	-
	(221,560)	(1,860)	-	219,451	(3,969)

Income before income taxes	210,612	219,769	11	(219,399)	210,993
Provision for income taxes	73,387	76,948	4	(76,571)	73,768
Net income	$137,225	$142,821	$7	$(142,828)	$137,225

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of September 30, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$260,419	$203,609	$-	$-	$464,028
Trade and other receivables, net	11,356	273,581	10	-	284,947
Receivable from affiliated companies	-	3,380	449	(3,829)	-
Inventory of crude oil, products and other	-	638,906	-	-	638,906
Deferred tax assets	11,981	11,158	-	(11,158)	11,981
Commutation account	6,362	-	-	-	6,362
Other current assets	5,815	46,288	-	-	52,103
Total current assets	295,933	1,176,922	459	(14,987)	1,458,327

Property, plant and equipment, at cost	1,203	1,237,914	-	9,154	1,248,271
Accumulated depreciation and amortization	(982)	(363,175)	-	7,841	(356,316)
Property, plant and equipment, net	221	874,739	-	16,995	891,955

Deferred turnaround costs	-	51,840	-	-	51,840
Deferred catalyst costs	-	11,042	-	-	11,042
Deferred financing costs, net	3,849	2,631	-	-	6,480
Intangible assets, net	-	1,368	-	-	1,368
Other assets	2,928	1,963	-	-	4,891
Investment in subsidiaries	1,379,756	-	-	(1,379,756)	-
Total assets	$1,682,687	$2,120,505	$459	$(1,377,748)	$2,425,903

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$460	$671,659	$15	$-	$672,134
Accrued liabilities and other	33,399	28,731	189	-	62,319
Total current liabilities	33,859	700,390	204	-	734,453

Long-term debt	347,168	-	-	-	347,168
Contingent income tax liabilities	26,825	1,940	-	-	28,765
Long-term capital lease obligations	-	3,641	-	-	3,641
Other long-term liabilities	2,835	40,870	-	-	43,705
Deferred income taxes	117,652	113,535	-	(113,535)	117,652
Payable to affiliated companies	3,829	80,324	128	(84,281)	-

Shareholders' equity	1,150,519	1,179,805	127	(1,179,932)	1,150,519
Total liabilities and shareholders' equity	$1,682,687	$2,120,505	$459	$(1,377,748)	$2,425,903

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$186,368	$111,031	$-	$-	$297,399
Trade and other receivables, net	27,948	156,798	-	-	184,746
Receivable from affiliated companies	-	2,319	296	(2,615)	-
Inventory of crude oil, products and other	-	501,927	-	-	501,927
Deferred tax assets	9,426	13,507	-	(13,507)	9,426
Commutation account	6,280	-	-	-	6,280
Other current assets	9,646	21,599	-	-	31,245
Total current assets	239,668	807,181	296	(16,122)	1,031,023

Property, plant and equipment, at cost	1,121	1,090,695	-	3,627	1,095,443
Accumulated depreciation and amortization	(943)	(325,076)	-	8,026	(317,993)
Property, plant and equipment, net	178	765,619	-	11,653	777,450

Deferred turnaround costs	-	39,276	-	-	39,276
Deferred catalyst costs	-	6,540	-	-	6,540
Deferred financing costs, net	1,810	746	-	-	2,556
Prepaid insurance, net	909	-	-	-	909
Intangible assets, net	-	1,460	-	-	1,460
Other assets	3,313	1,321	-	-	4,634
Investment in subsidiaries	1,106,243	-	-	(1,106,243)	-
Total assets	$1,352,121	$1,622,143	$296	$(1,110,712)	$1,863,848

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$242	$417,153	$-	$-	$417,395
Derivative liabilities	-	15,089	-	-	15,089
Accrued liabilities and other	25,947	42,893	189	-	69,029
Total current liabilities	26,189	475,135	189	-	501,513

Long-term debt	150,000	-	-	-	150,000
Contingent income tax liabilities	31,185	1,072	-	-	32,257
Long-term capital lease obligations	-	8	-	-	8
Other long-term liabilities	3,208	37,938	-	-	41,146
Deferred income taxes	100,310	107,652	-	(107,652)	100,310
Payable to affiliated companies	2,615	3,365	70	(6,050)	-

Shareholders' equity	1,038,614	996,973	37	(997,010)	1,038,614
Total liabilities and shareholders' equity	$1,352,121	$1,622,143	$296	$(1,110,712)	$1,863,848

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$177,608	$184,305	$90	$(184,395)	$177,608
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(275,883)	-	-	275,883	-
Depreciation, amortization and accretion	39	60,885	-	158	61,082
Deferred income taxes	15,684	-	-	-	15,684
Stock-based compensation expense	13,736	-	-	-	13,736
Excess income tax benefits of stock-based compensation	(4,201)	-	-	-	(4,201)
Income taxes eliminated in consolidation	-	86,088	58	(86,146)	-
Amortization of debt issuance costs	375	228	-	-	603
Senior notes discount amortization	8	-	-	-	8
Allowance for investment loss	34	377	-	-	411
Gain on sales of assets	(37)	(7)	-	-	(44)
Amortization of long-term prepaid insurance	909	-	-	-	909
(Decrease) increase in other long-term liabilities	(2,989)	1,658	-	-	(1,331)
Changes in deferred turnaround costs, deferred catalyst costs and other	385	(31,202)	-	-	(30,817)
Changes in components of working capital from operations	31,010	(43,723)	5	(550)	(13,258)
Net cash (used in) provided by operating activities	(43,322)	258,609	153	4,950	220,390

Cash flows from investing activities:
Additions to property, plant and equipment	(82)	(155,187)	-	(4,950)	(160,219)
Proceeds from sales of assets	37	8	-	-	45
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Net cash used in investing activities	(45)	(162,679)	-	(4,950)	(167,674)

Cash flows from financing activities:
Proceeds from issuance of 8.5% Senior Notes, net of discount	197,160	-	-	-	197,160
Purchase of treasury stock	(66,403)	-	-	-	(66,403)
Proceeds from issuance of common stock	265	-	-	-	265
Dividends paid	(16,938)	-	-	-	(16,938)
Excess income tax benefits of stock-based compensation	4,201	-	-	-	4,201
Debt issuance costs and other	(2,081)	(2,291)	-	-	(4,372)
Intercompany transactions	1,214	(1,061)	(153)	-	-
Net cash (used in) provided by financing activities	117,418	(3,352)	(153)	-	113,913
Increase in cash and cash equivalents	74,051	92,578	-	-	166,629
Cash and cash equivalents, beginning of period	186,368	111,031	-	-	297,399
Cash and cash equivalents, end of period	$260,419	$203,609	$-	$-	$464,028

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2007
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$455,708	$469,553	$21	$(469,574)	$455,708
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(732,030)	-	-	732,030	-
Depreciation, amortization and accretion	47	48,737	-	(285)	48,499
Deferred income taxes	220	-	-	-	220
Stock-based compensation expense	16,759	-	-	-	16,759
Excess income tax benefits of stock-based compensation	(6,109)	-	-	-	(6,109)
Income taxes eliminated in consolidation	-	256,554	11	(256,565)	-
Amortization of debt issuance costs	362	236	-	-	598
Loss (gain) on sales of assets	2,028	(17,260)	-	-	(15,232)
Decrease in commutation account	1,009	-	-	-	1,009
Amortization of long-term prepaid insurance	909	-	-	-	909
Increase (decrease) in other long-term liabilities	30,225	(1,710)	-	-	28,515
Changes in deferred turnaround costs, deferred catalyst costs and other	(295)	(21,817)	-	-	(22,112)
Changes in components of working capital from operations	(5,289)	(47,123)	-	(3,436)	(55,848)
Net cash (used in) provided by operating activities	(236,456)	687,170	32	2,170	452,916

Cash flows from investing activities:
Additions to property, plant and equipment	(4,310)	(222,728)	-	(2,170)	(229,208)
Proceeds from sale of assets	2,290	19,950	-	-	22,240
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Other	-	(3,144)	-	-	(3,144)
Net cash used in investing activities	(2,020)	(213,422)	-	(2,170)	(217,612)

Cash flows from financing activities:
Purchase of treasury stock	(204,113)	-	-	-	(204,113)
Proceeds from issuance of common stock	1,958	-	-	-	1,958
Dividends paid	(12,010)	-	-	-	(12,010)
Excess income tax benefits of stock-based compensation	6,109	-	-	-	6,109
Debt issuance costs and other	-	(66)	-	-	(66)
Intercompany transactions	468,926	(468,894)	(32)	-	-
Net cash provided by (used in) financing activities	260,870	(468,960)	(32)	-	(208,122)
Increase in cash and cash equivalents	22,394	4,788	-	-	27,182
Cash and cash equivalents, beginning of period	215,049	190,430	-	-	405,479
Cash and cash equivalents, end of period	$237,443	$195,218	$-	$-	$432,661

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an independent energy company engaged in crude oil refining and the wholesale marketing of refined petroleum products.  We operate refineries (the “Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a total annual average crude oil capacity of approximately 182,000 barrels per day (“bpd”).  The crude oil capacity increased from 162,000 bpd in April 2008, because of the completion of the crude unit and vacuum tower expansion at our El Dorado Refinery.  To assist in understanding our operating results, please refer to the operating data at the end of this analysis, which provides key operating information for our Refineries.  Refinery operating data is also included in our annual report on Form 10-K, our quarterly reports on Form 10-Q and on our web site at http://www.frontieroil.com.  We make our web site content available for informational purposes only.  The web site should not be relied upon for investment purposes.  We make available on this web site under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.

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

Nine months ended September 30, 2008 compared with the same period in 2007

Overview of Results

We had net income for the nine months ended September 30, 2008 of $177.6 million, or $1.71 per diluted share, compared to net income of $455.7 million, or $4.19 per diluted share, earned in the same period in 2007.  Our operating income of $259.4 million for the nine months ended September 30, 2008 decreased $434.6 million from the $694.0 million for the comparable period in 2007.  Our results for the nine months ended September 30, 2008 were negatively impacted by several factors, the primary ones being the rapid increase in crude oil prices during the first seven months of 2008 and the weakening U.S. economy.  These factors reduced the demand for gasoline, causing a substantial drop in gasoline margins.  In addition, our margins on asphalt and other products declined substantially during the first seven months of 2008 as sales prices for these products increased only modestly in comparison to the increase in crude prices.  The average gasoline crack spread of $6.35 per barrel during the nine months ended September 30, 2008 was substantially lower than the $23.41 per barrel in the same period of 2007.  The average diesel crack spread increased to $25.21 per barrel during the nine months ended September 30, 2008 from $24.76 per barrel in the comparable period in 2007.  Product yields and product revenues were significantly lower during the nine months ended September 30, 2008 because of the major turnaround work conducted at the El Dorado Refinery during March and April of 2008.

Specific Variances

Refined product revenues.  Refined product revenues increased $1.28 billion, or 33%, from $3.90 billion to $5.18 billion for the nine months ended September 30, 2008 compared to the same period in 2007.  This increase resulted primarily from higher crude oil prices, which supported higher refined product prices ($37.32 higher average per sales barrel), despite a decline in sales volumes.
Manufactured product yields.  Yields decreased 14,511 bpd at the El Dorado Refinery and increased 614 bpd at the Cheyenne Refinery for the nine months ended September 30, 2008 compared to same period in 2007.  The decrease in yields at the El Dorado Refinery was due to the planned major turnaround work on the crude unit, the coker and the reformer during March and April of 2008.
Other revenues.  Other revenues decreased $3.2 million to a loss of $33.6 million for the nine months ended September 30, 2008, compared to a loss of $30.4 million for the same period in 2007, the primary source of which was $39.9 million in net realized and unrealized losses from derivative contracts to hedge in-transit crude oil and excess inventories in the nine months ended September 30, 2008 compared to $35.7 million in net realized and unrealized losses from derivative contracts to hedge in-transit crude oil and excess inventories in the nine months ended September 30, 2007.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.  We had gasoline sulfur credit sales of $4.6 million in the nine months ended September 30, 2008 compared to $4.8 million in the comparable 2007 period and $950,000 of ethanol Renewable Identification Number (“RIN”) sales in 2008 (none in the comparable period of 2007).  Ethanol RINs were created as a tracking tool in order to ensure that nationwide a certain EPA regulated volume of renewable fuels are blended into gasoline on a percentage basis.
Raw material, freight and other costs.  Raw material, freight and other costs increased by $1.67 billion, from $2.90 billion in the nine months ended September 30, 2007 to $4.57 billion in the same period for 2008.  The increase in raw material, freight and other costs was due to higher average crude oil prices and increased purchased products, partially offset by decreased overall crude oil charges and higher light/heavy crude oil differentials during the nine months ended September 30, 2008 when compared to the same period in 2007.  For the nine months ended September 30, 2008, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $87.8 million after tax ($140.8 million pretax, consisting of a $34.4 million gain at the Cheyenne Refinery and a $106.4 million gain at the El Dorado Refinery).  For the nine months ended September 30, 2007, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $37.6 million after tax ($60.5 million pretax, comprised of a $25.7 million gain at the Cheyenne Refinery and a $34.8 million gain at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $98.70 per sales barrel for the nine months ended September 30, 2008 increased from $59.02 per sales barrel in the same period in 2007 due to higher average crude oil prices and increased purchased products, partially offset by increased light/heavy crude oil differentials.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $17.95 per barrel in the nine months ended September 30, 2008 compared to $15.27 per barrel in the same period in 2007.
The El Dorado Refinery raw material, freight and other costs of $108.78 per sales barrel for the nine months ended September 30, 2008 increased from $62.40 per sales barrel in the same period in 2007 due to a lower volume of product sales and higher average crude oil prices, partially offset by decreased overall crude charges and higher light/heavy crude oil differentials.  The WTI/WTS crude oil differential increased from an average of $4.38 per barrel in the nine-month period ended September 30, 2007 to $4.13 per barrel in the same period in 2008.  The light/heavy crude oil differential increased from an average of $17.26 per barrel in the nine-month period ended September 30, 2007 to $19.48 per barrel in the same period in 2008.
Refinery operating expenses.  Refinery operating expenses, excluding depreciation, were $244.9 million in the nine months ended September 30, 2008 compared to $210.4 million in the comparable period of 2007.
The Cheyenne Refinery operating expenses, excluding depreciation, were $86.8 million for the nine months ended September 30, 2008 compared to $71.5 million in the comparable period of 2007.  Primary areas of increased costs were: maintenance costs ($3.2 million, of which $1.4 million related to various coker maintenance costs), natural gas costs ($2.4 million due to increased prices partially offset by lower volumes), turnaround amortization ($2.4 million due to amortization costs of 2007 turnarounds), additives and chemicals costs ($2.0 million), salaries and benefits expenses ($1.3 million), environmental costs ($990,000), electricity costs ($779,000) and property and other taxes ($575,000).
The El Dorado Refinery operating expenses, excluding depreciation, were $158.1 million for the nine months ended September 30, 2008, increasing from $138.9 million in the same nine-month period of 2007.  Primary areas of increased costs and the variance amounts for the 2008 period compared to the 2007 period were: maintenance costs ($11.4 million, primarily related to demolition, catalyst and repair costs incurred during the March 2008 turnaround), natural gas costs ($2.7 million due to increased prices, partially offset by lower volumes), salaries and benefits expenses ($1.8 million, mostly due to increased overtime in relation to the March 2008 turnaround), property and other taxes ($1.6 million), consulting and legal expenses ($987,000), and operating supplies expenses ($683,000).
Selling and general expenses.  Selling and general expenses, excluding depreciation, decreased $9.5 million, or 23%, from $41.9 million for the nine months ended September 30, 2007 to $32.4 million for the nine months ended September 30, 2008, due to the $6.3 million recognition of the loss on the Beverly Hills settlement in the third quarter of 2007 and $2.9 million of lower salaries and benefit expenses (including stock-based compensation expense) in 2008.
Depreciation, amortization and accretion.  Depreciation, amortization and accretion increased $10.1 million, or 27%, for the nine months ended September 30, 2008 compared to the same period in 2007 because of increased capital investments in our Refineries, including our El Dorado Refinery crude unit and vacuum tower expansion project placed into service in the second quarter of 2008.  We also had higher depreciation expense during the nine months ended September 30, 2008 due to changes made during the third quarter of 2007 in the estimated useful lives of assets that have been or are expected to be retired in connection with certain capital projects in 2008 and 2009.
Gain on sale of assets.  The $44,000 gain on the sale of assets during the nine months ended September 30, 2008 compares to a $15.2 million gain during the nine months ended September 30, 2007.
Interest expense and other financing costs.  Interest expense and other financing costs of $7.0 million for the nine months ended September 30, 2008 increased $14,000, from $7.0 million in the comparable period in 2007.  Increases in interest expense related to interest on the new 8.5% senior notes offering of $614,000, $393,000 higher interest expense on the Utexam Arrangement and $285,000 increased interest and facility fees on our revolving credit facility.  These increased expenses were offset by a $1.3 million reversal of a 2004 income tax contingency interest accrual due to the statute of limitations expiring.  Capitalized interest for the nine months ended September 30, 2008 was $5.7 million compared to $5.6 million for the same period in 2007.  Average debt outstanding was $248.1 million and $150.0 during the nine months ended September 30, 2008 and 2007, respectively (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income decreased $13.0 million, or 73%, from $17.7 million in the nine months ended September 30, 2007, to $4.7 million in the nine months ended September 30, 2008, because of lower average cash balances and lower interest rates.  The nine months ended September 30, 2008 also included a $411,000 loss allowance on an investment in relation to an at-risk investment.
Provision for income taxes.  The provision for income taxes for the nine months ended September 30, 2008 was $79.4 million on pretax income of $257.0 million (or 30.9%).  Our provision for income taxes for the nine months ended September 30, 2007 was $248.9 million on pretax income of $704.7 million (or 35.3%).  The effective tax rate for the nine months ended September 30, 2008 was lower than the effective tax rate in the comparable period in 2007 primarily because of a lower Kansas state income tax provision for the 2008 period resulting from recognizing the benefit from $18.1 million of Kansas income tax credits for expansion projects at our El Dorado Refinery.  Other benefits which reduced our Kansas income tax provision included a benefit of $492,000 for Kansas state income taxes due to a recent favorable ruling by the Kansas Board of Tax Appeals and a reduction of Kansas corporate income tax rates from 7.35% to 7.1%.  The income tax provision for the nine months ended September 30, 2007 included a $4.2 million ultra-low sulfur diesel credit benefit to the provision.  The benefit of the Section 199 production activities deduction for manufacturers (based on taxable income) was $10.0 million less in the nine months ended September 30, 2008, than in the comparable period of 2007 because taxable income was substantially less during the first nine months of 2008.

Three months ended September 30, 2008 compared with the same period in 2007

Overview of Results

We had net income for the three months ended September 30, 2008 of $72.3 million, or $0.70 per diluted share compared to net income of $137.2 million, or $1.28 per diluted share, earned in the same period in 2007.  Our operating income of $103.6 million for the three months ended September 30, 2008 decreased $103.5 million from the $207.0 million for the comparable period in 2007.  Our results for the three months ended September 30, 2008 were negatively impacted by several factors, the primary ones being  the volatile change in the all time high crude oil prices that dropped dramatically during the third quarter of 2008 and the weakening U.S. economy.  These factors reduced the demand for gasoline, causing a substantial drop in gasoline margins.   The average gasoline crack spread of $9.52 per barrel during the third quarter of 2008 was substantially lower than the $20.51 per barrel in the third quarter of 2007.  However, the average diesel crack spread increased to $26.86 per barrel during the third quarter of 2008 from $23.43 per barrel in the comparable period in 2007.

Specific Variances

Refined product revenues.  Refined product revenues increased $676.3 million, or 48%, from $1.42 billion to $2.09 billion for the three months ended September 30, 2008 compared to the same period in 2007.  This increase resulted primarily from higher crude oil prices, which supported higher refined product prices ($39.92 higher average per sales barrel).
Manufactured product yields.  Yields increased 3,392 bpd at the El Dorado Refinery and decreased 2,098 bpd at the Cheyenne Refinery for the three months ended September 30, 2008 compared to same period in 2007.
Other revenues.  Other revenues increased $135.4 million to a gain of $103.7 million for the three months ended September 30, 2008, compared to a loss of $31.8 million for the same period in 2007, the primary source of which was $104.0 million in net realized and unrealized gains from derivative contracts to hedge in-transit crude oil and excess inventories in the three months ended September 30, 2008 compared to $31.9 million in net realized and unrealized losses from derivative contracts to hedge in-transit crude oil and excess inventories in the three months ended September 30, 2007.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.
Raw material, freight and other costs.  Raw material, freight and other costs increased by $896.6 million, from $1.10 billion in the three months ended September 30, 2007, to $1.99 billion in the same period for 2008.  The increase in raw material, freight and other costs was due to higher average crude oil prices, increased overall crude oil charges, lower light/heavy crude oil differentials and increased purchased products during the three months ended September 30, 2008 when compared to the same period in 2007.  For the three months ended September 30, 2008, we realized an increase in raw material, freight and other costs as a result of inventory losses of approximately $77.5 million after tax ($125.1 million loss pretax, consisting of a $34.8 million loss at the Cheyenne Refinery and a $90.3 million loss at the El Dorado Refinery).  For the three months ended September 30, 2007, we realized a reduction in raw material, freight and other costs as a result of inventory gains of approximately $15.5 million after tax ($25.0 million pretax, comprised of a $2.2 million gain at the Cheyenne Refinery and a $22.8 million gain at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $117.09 per sales barrel for the three months ended September 30, 2008 increased from $63.83 per sales barrel in the same period in 2007 due to higher average crude oil prices, lower light/heavy crude oil differentials and increased purchased products partially offset by decreased crude oil charges.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $13.92 per barrel in the three months ended September 30, 2008 compared to $18.40 per barrel in the same period in 2007.
The El Dorado Refinery raw material, freight and other costs of $124.19 per sales barrel for the three months ended September 30, 2008 increased from $70.45 per sales barrel in the same period in 2007 due to increased overall crude charges, increased volumes of sales barrels, and lower light/heavy crude oil differentials.  The WTI/WTS crude oil differential decreased from an average of $4.20 per barrel in the three-month period ended September 30, 2007, to $2.77 per barrel in the same period in 2008.  The light/heavy crude oil differential decreased from an average of $20.60 per barrel in the three-month period ended September 30, 2007 to $14.23 per barrel in the same period in 2008.

Refinery operating expenses.  Refinery operating expenses, excluding depreciation, were $76.3 million in the three months ended September 30, 2008 compared to $69.4 million in the comparable period of 2007.
The Cheyenne Refinery operating expenses, excluding depreciation, were $27.6 million in the three months ended September 30, 2008 compared to $23.7 million in the comparable period of 2007.  Primary areas of increased costs were: environmental costs ($1.2 million), additives and chemicals costs ($964,000), salaries and benefits expenses ($670,000), nitrogen costs ($233,000), and turnaround amortization ($231,000).
The El Dorado Refinery operating expenses, excluding depreciation, were $48.7 million in the three months ended September 30, 2008, increasing from $45.7 million in the same three-month period of 2007.  Primary areas of increased costs and the variance amounts for the 2008 period compared to the 2007 period were: maintenance costs ($1.4 million), electricity costs ($694,000) and property taxes ($556,000).
Selling and general expenses.  Selling and general expenses, excluding depreciation, decreased $7.4 million, or 43%, from $17.2 million for the three months ended September 30, 2007 to $9.9 million for the three months ended September 30, 2008, primarily due to $6.6 million of costs related to the Beverly Hills litigation incurred in third quarter 2007 and  lower salaries and benefits expenses (including stock-based compensation expense) of $843,000, in the third quarter of 2008 compared to the comparable period in 2007.
Depreciation, amortization and accretion.  Depreciation, amortization and accretion increased $1.9 million, or 13%, for the three months ended September 30, 2008 compared to the same period in 2007 because of increased capital investments in our Refineries, including our El Dorado Refinery crude unit and vacuum tower expansion project placed into service in the second quarter of 2008.
Interest expense and other financing costs.  Interest expense and other financing costs of $2.5 million for the three months ended September 30, 2008 increased $399,000, or 19%, from $2.1 million in the comparable period in 2007.  The primary cause of the increase was interest expense on the new 8.5% senior notes of $614,000, $460,000 higher interest expense on the Utexam Arrangement and $439,000 decreased capitalized interest.  These increased costs were partially offset by the $1.3 million reversal of a 2004 income tax contingency interest accrual due to the statute of limitations expiring. Average debt outstanding was $200.0 million and $150.0 during the three months ended September 30, 2008 and 2007, respectively (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income decreased $5.0 million, or 83%, from $6.1 million in the three months ended September 30, 2007, to $1.1 million in the three months ended September 30, 2008, because of lower average cash balances and lower interest rates. The three months ended September 30, 2008 also included a $411,000 loss allowance on an investment in relation to an at-risk investment.
Provision for income taxes.  The provision for income taxes for the three months ended September 30, 2008 was $29.8 million on pretax income of $102.1 million (or 29.2%).  Our provision for income taxes for the three months ended September 30, 2007 was $73.8 million on pretax income of $211.0 million (or 35.0%).  The effective tax rate for the three months ended September 30, 2008 was lower than the effective tax rate in the comparable period in 2007 primarily because of the reversal of income tax contingencies and a lower Kansas state income tax provision for the 2008 period resulting from recognizing the benefit from $5.6 million of Kansas income tax credits for expansion projects at our El Dorado Refinery.  Another benefit which reduced our Kansas income tax provision included a reduction of Kansas corporate income tax rates from 7.35% to 7.10%.  The income tax provision for the three months ended September 30, 2007 included a $2.1 million ultra-low sulfur diesel credit benefit to the provision.  The benefit of the Section 199 production activities deduction for manufacturers (based on taxable income) was $2.5 million less in the third quarter of 2008, than in the comparable period of 2007 because taxable income was substantially less during the third quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities.  Net cash provided by operating activities was $220.4 million for the nine months ended September 30, 2008 compared to net cash provided by operating activities of $452.9 million during the nine months ended September 30, 2007.  Lower operating income decreased cash flow partially offset by a lower use of cash flows from working capital changes during the 2008 period compared to the same period in 2007.  Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Working capital changes used a total of $13.3 million of cash during the first nine months of 2008 compared to a use of $55.8 million for the same period in 2007.  The most significant components of the working capital change were an increase in inventories of $137.0 million in the 2008 period compared to an increase in inventories of $70.4 million in the 2007 comparable period, and an increase in receivables of $96.6 million in the first nine months of 2008 compared to an increase in receivables of $37.7 million in the 2007 comparable period, and an increase in current accrued liabilities of $198,000 in the nine months ended September 30, 2008 compared to an increase of $21.4 million during the comparable period in 2007, offset by an increase in trade and crude payables of $257.1 million in 2008 compared to an increase in 2007 of $26.5 million.  The increase in inventories and crude payables during the nine months ended September 30, 2008 was principally due to higher prices of crude oil.  During the nine months ended September 30, 2008, we received income tax refunds of $24.6 million, consisting mostly of our estimated federal income tax overpayment from 2007, however receivables increased by $32.7 million for the receivable of the investment fund as discussed in Note 2 “Other Receivables” in the “Notes to Condensed Consolidated Financial Statements.”  At September 30, 2008, we had $464.0 million of cash and cash equivalents, $723.9 million of working capital and $268.4 million of borrowing base availability for cash borrowings under our $500.0 million revolving credit facility.
Cash flows used in investing activities.  Capital expenditures during the first nine months of 2008 were $160.2 million, which included approximately $111.7 million for the El Dorado Refinery and $48.2 million for the Cheyenne Refinery. The $111.7 million of capital expenditures for our El Dorado Refinery included $33.5 million to complete the crude unit and vacuum tower expansion ($154.0 million total cost), $24.8 million on the coke drum replacement which was substantially completed in the third quarter of 2008 ($60.4 million estimated total cost), and $14.0 million on the gasoil hydrotreater revamp, as well as operational, payout, safety, administrative, environmental and optimization projects.  The $48.2 million of capital expenditures for our Cheyenne Refinery included approximately $6.3 million for the boiler replacement, $7.3 million for the amine plant, $7.0 for the new Cheyenne Refinery office building, and $3.2 million for the coker expansion, as well as environmental, operational, safety, administrative and payout projects.
Under the provisions of the purchase agreement with Shell for our El Dorado Refinery, we were required to make contingent earn-out payments for each of the years 2000 through 2007 equal to one-half of the excess over $60.0 million per year of the El Dorado Refinery’s annual revenues less material costs and operating costs, other than depreciation.  The total amount of these contingent payments was capped at $40.0 million, with an annual cap of $7.5 million. Such contingency payments were recorded as an additional acquisition cost when the payment was considered probable and estimable.  A payment of $7.5 million was paid in early 2008, based on 2007 results, and was accrued as of December 31, 2007.  Including the final payment made in early 2008, we paid a total of $37.5 million for contingent earn-out payments and are no longer subject to this provision of the Shell agreement.
Cash flows from financing activities.  On September 15, 2008, the Company issued $200.0 million aggregate principal amount of 8.5% Senior Notes.  The 8.5% Senior Notes, which mature on September 15, 2016, were issued at a 1.42% discount ($2.8 million) resulting in total senior notes net of discount of $197.2 million, and the Company received net proceeds (after underwriting fees) of $195.3 million.   Interest on the notes is paid semi-annually.  The 8.5% Senior Notes are redeemable, at the option of the Company, at 104.25% after September 15, 2012, declining to 100.0% in 2014.  Prior to September 15, 2012, the Company may at its option redeem the 8.5% Senior Notes at a make-whole amount, plus accrued and unpaid interest.  The proceeds from the notes offering will be used for general corporate purposes.
During the nine months ended September 30, 2008, we spent $56.3 million to repurchase stock under the stock repurchase program discussed below.  Treasury stock increased by 335,360 shares ($10.1 million) from stock surrendered by employees and members of the Board of Directors to pay withholding taxes on stock-based compensation which vested during the first nine months of 2008.  We also paid $16.9 million in dividends during the nine months ended September 30, 2008.
Through December 31, 2007, our Board of Directors had approved a total of $300 million for share repurchases, of which $243.6 million had been spent.  In February 2008, our Board of Directors approved an additional $100 million to be utilized for share repurchases.  As indicated above, we used $56.3 million to repurchase stock under this program during the nine months ended September 30, 2008, leaving a remaining authorization of $100.2 million.
During the nine months ended September 30, 2008, we issued 130,000 shares of common stock from our treasury stock in connection with stock option exercises by employees and members of our Board of Directors, for which we received $265,000 in cash and 9,224 shares ($306,000) of our common stock in stock swaps where mature stock was surrendered to facilitate the exercise of the option. As of September 30, 2008, we had $347.2 million of long-term debt outstanding and no borrowings under our revolving credit facility.  We also had $231.6 million of letters of credit outstanding under our revolving credit facility.  We were in compliance with the financial covenants of our revolving credit facility as of September 30, 2008.  Shareholders’ equity as of September 30, 2008 was $1.15 billion.
Our Board of Directors declared regular quarterly cash dividends of $0.05 per share in December 2007 and February 2008, which were paid in January and April 2008, respectively.  In April 2008, our Board of Directors announced an increase in the regular quarterly cash dividend to $0.06 per share ($0.24 annualized) for shareholders of record on June 27, 2008, which was paid in July 2008.  In August 2008, the Company declared a regular quarterly cash dividend of $0.06 per share, which was paid in October 2008.  The total cash required for the dividend declared in August 2008 was approximately $6.2 million and was included in “Accrued liabilities and other” on the September 30, 2008 Condensed Consolidated Balance Sheet.

FUTURE CAPITAL EXPENDITURES

The gasoil hydrotreater revamp at the El Dorado Refinery is the key project to achieve gasoline sulfur compliance for our El Dorado Refinery and has a total estimated cost of $82 million ($24.3 million incurred as of September 30, 2008) (see “Environmental” in Note 13 in the “Notes to Condensed Consolidated Financial Statements”).  The project will also result in a significant yield improvement for the catalytic cracking unit and is anticipated to be completed in the fall of 2009.  As of September 30, 2008, outstanding purchase commitments for the gasoil hydrotreater revamp were $8.2 million.  The El Dorado Refinery’s planned $84 million catalytic cracker expansion project ($10.7 million incurred as of September 30, 2008) is currently under evaluation because of the currently low gasoline margin and generally weak economic conditions.  This evaluation is likely to result in a reduced scope of work and reduced project costs by approximately fifty percent.  The project is anticipated to be completed in the fall of 2009 and had outstanding purchase commitments at September 30, 2008 of $3.5 million.  The El Dorado Refinery catalytic cracker regenerator emission control project, with a fall 2009 estimated completion date and total estimated cost of $34 million ($12.8 million incurred as of September 30, 2008), will add a scrubber to improve the environmental performance of the unit, specifically as it relates to flue-gas emissions.  This project is necessary to support the catalytic cracking expansion project and to meet a portion of the expected requirements of the EPA Petroleum Refining Initiative (see “Environmental” in Note 13 in the “Notes to Condensed Consolidated Financial Statements”).  At September 30, 2008, the catalytic cracker regenerator emission control project had outstanding purchase commitments of $2.2 million.  The above amounts include estimated capitalized interest.
2008 capital expenditures.  Including the projects discussed above, 2008 capital expenditures aggregating approximately $239.0 million are currently planned, of which $160.2 million had been incurred through September 30, 2008, and include $141.0 million at our El Dorado Refinery, $97.0 million at our Cheyenne Refinery, $500,000 at our products terminal and blending facility and $236,000 at our Denver and Houston offices.  We have reduced our 2008 capital expenditures by deferring $65.0 million to future years because of the decline in our operating profits.  The $141.0 million of planned capital expenditures for our El Dorado Refinery includes $21.0 million for the gasoil hydrotreater revamp project, $27.0 million for  the coke drum replacement project, $33.5 million for the crude unit and vacuum expansion project, $10.0 million for the catalytic cracker expansion project and $12.0 million for the catalytic cracker regenerator emission control project, as mentioned above, as well as environmental, operational, safety, payout and administrative projects.  The $97.0 million of planned capital expenditures for our Cheyenne Refinery includes $15.0 million for the Refinery main office building replacement, $13.0 million for a new boiler project ($14.0 million total cost) and $7.3 million for the new amine plant as well as environmental, operational, safety, payout and administrative projects.  The estimated total cost of $21.1 million (including capitalized interest) for the new amine unit at the Cheyenne Refinery was designed to result in improved alkylation unit reliability and provide a partial backup unit if the main amine unit is not operating. At September 30, 2008,  this project was nearly completed and unit start-up occurred in October 2008.  We expect that our remaining 2008 capital expenditures will be funded with cash generated by our operations and by using a portion of our existing cash balance, if necessary.  We will continue to review our capital expenditures in light of market conditions.  We may experience cost overruns and/or schedule delays on any of these projects because of the strong industry demand for material, labor and engineering resources.

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the nine and three months ended September 30, 2008 and 2007.  The statistical information includes the following terms:
•	WTI Cushing crude oil price - the benchmark West Texas Intermediate crude oil priced at Cushing, Oklahoma (ConocoPhillips WTI crude oil posting plus).
•	Charges - the quantity of crude oil and other feedstock processed through Refinery units on a bpd basis.
•	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
•	Gasoline and diesel crack spreads - the average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average WTI Cushing crude oil price.
•	Cheyenne light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and the heavy crude oil delivered to the Cheyenne Refinery.
•	WTI/WTS crude oil differential - the average differential between the WTI Cushing crude oil price and the West Texas sour crude oil priced at Midland, Texas.
•	El Dorado Refinery light/heavy crude oil differential - the average differential between the WTI Cushing crude oil price and Canadian heavy crude oil delivered to the El Dorado Refinery.

Consolidated:
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Charges (bpd)
Light crude	27,109	34,987	38,207	27,514
Heavy and intermediate crude	107,312	114,384	118,676	123,980
Other feed and blendstocks	19,436	17,901	17,071	19,749
Total	153,857	167,272	173,954	171,243

Manufactured product yields (bpd)
Gasoline	72,508	78,592	78,755	78,302
Diesel and jet fuel	53,205	57,376	66,424	55,389
Asphalt	4,449	5,796	4,306	7,363
Other	19,277	21,571	19,337	26,475
Total	149,439	163,335	168,822	167,529

Total product sales (bpd)
Gasoline	81,923	90,123	88,217	92,422
Diesel and jet fuel	52,786	58,424	65,049	54,949
Asphalt	4,826	6,062	4,853	8,345
Other	18,240	18,319	19,100	18,400
Total	157,775	172,928	177,219	174,116

Refinery operating margin information (per sales barrel)
Refined products revenue	$119.92	$82.60	$128.46	$88.54
Raw material, freight and other costs (FIFO inventory accounting)	105.62	61.43	122.17	68.38
Refinery operating expenses, excluding depreciation	5.66	4.46	4.68	4.33
Depreciation, amortization and accretion	1.11	0.80	1.02	0.92

Average WTI Cushing crude oil price (per barrel)	$113.80	$65.20	$118.42	$75.10
Average light/heavy differential (per barrel)	18.47	15.84	14.00	19.02
Average gasoline crack spread (per barrel)	6.35	23.41	9.52	20.51
Average diesel crack spread (per barrel)	25.21	24.76	26.86	23.43

Average sales price (per sales barrel)
Gasoline	$123.40	$90.53	$131.38	$97.25
Diesel and jet fuel	143.36	90.12	146.38	98.79
Asphalt	64.11	45.59	100.39	48.68
Other	51.21	31.86	61.17	32.23

Cheyenne Refinery:
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Charges (bpd)
Light crude	7,970	12,560	8,673	9,245
Heavy and intermediate crude	34,578	29,337	35,484	36,817
Other feed and blendstocks	930	1,083	715	741
Total	43,478	42,980	44,872	46,803

Manufactured product yields (bpd)
Gasoline	18,621	17,311	18,413	17,500
Diesel	12,543	12,739	14,107	12,875
Asphalt	4,449	5,796	4,306	7,363
Other	6,549	5,702	6,788	7,974
Total	42,162	41,548	43,614	45,712

Total product sales (bpd)
Gasoline	26,729	26,983	25,643	28,656
Diesel	12,089	12,878	13,185	13,410
Asphalt	4,826	6,062	4,853	8,345
Other	5,815	3,534	6,816	4,019
Total	49,459	49,457	50,497	54,430

Refinery operating margin information (per sales barrel)
Refined products revenue	$113.11	$81.31	$126.62	$84.90
Raw material, freight and other costs (FIFO inventory accounting)	98.70	59.02	117.09	63.83
Refinery operating expenses, excluding depreciation	6.41	5.29	5.93	4.73
Depreciation, amortization and accretion	1.43	1.27	1.36	1.29

Average light/heavy crude oil differential (per barrel)	$17.95	$15.27	$13.92	$18.40
Average gasoline crack spread (per barrel)	7.71	23.30	15.41	19.50
Average diesel crack spread (per barrel)	28.58	28.49	33.88	25.24

Average sales price (per sales barrel)
Gasoline	$121.59	$91.10	$135.17	$96.97
Diesel	146.33	95.14	156.77	101.13
Asphalt	64.11	45.59	100.39	48.68
Other	45.75	17.35	54.86	19.93

El Dorado Refinery:
	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Charges (bpd)
Light crude	19,139	22,427	29,534	18,269
Heavy and intermediate crude	72,735	85,047	83,193	87,163
Other feed and blendstocks	18,506	16,818	16,355	19,009
Total	110,380	124,292	129,082	124,441

Manufactured product yields (bpd)
Gasoline	53,887	61,281	60,342	60,802
Diesel and jet fuel	40,662	44,637	52,317	42,514
Other	12,728	15,870	12,550	18,501
Total	107,277	121,788	125,209	121,817

Total product sales (bpd)
Gasoline	55,194	63,140	62,574	63,766
Diesel and jet fuel	40,697	45,547	51,864	41,540
Other	12,425	14,785	12,284	14,382
Total	108,316	123,472	126,722	119,688

Refinery operating margin information (per sales barrel)
Refined products revenue	$123.03	$83.12	$129.20	$90.20
Raw material, freight and other costs (FIFO inventory accounting)	108.78	62.40	124.19	70.45
Refinery operating expenses, excluding depreciation	5.32	4.12	4.18	4.15
Depreciation, amortization and accretion	0.96	0.61	0.88	0.75

Average WTI/WTS crude oil differential (per barrel)	$4.13	$4.38	$2.77	$4.20
Average light/heavy crude oil differential (per barrel)	19.48	17.26	14.23	20.60
Average gasoline crack spread (per barrel)	5.69	23.45	7.10	20.96
Average diesel crack spread (per barrel)	24.21	23.71	25.08	22.85

Average sales price (per sales barrel)
Gasoline	$124.28	$90.28	$129.83	$97.38
Diesel and jet fuel	142.47	88.70	143.73	98.03
Other	53.77	35.33	64.67	35.68

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

Price Risk Management Activities.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on future production.  Gains or losses on commodity derivative contracts accounted for as hedges are recognized in the Condensed Consolidated Statements of Income and Comprehensive Income as “Raw material, freight and other costs” or “Refinery operating expenses, excluding depreciation” when the associated transactions are consummated, while gains and losses on transactions accounted for using mark-to-market accounting are reflected in “Other revenues” in the Condensed Consolidated Statements of Income and Comprehensive Income at each period end.  See Note 12 “Price Risk Management Activities” in the “Notes to Condensed Consolidated Financial Statements.”
Our outstanding derivatives sell contracts and net unrealized gains as of September 30, 2008 are summarized below:

Commodity	Period	Volume (thousands of bbls)	Expected Close Out Date	Unrealized Net Gain (in thousands)
Crude Oil	November 2008	1,963	October 2008	$9,597
Crude Oil	December 2008	698	November 2008	4,512
Crude Oil	January 2009	966	December 2008	4,338

Interest Rate Risk.  Borrowings under our revolving credit facility bear a current market rate of interest.  A one percent increase or decrease in the interest rates on our revolving credit facility would not significantly affect our earnings or cash flows.  Our $150.0 million principal of 6.625% Senior Notes due 2011 and $200 million 8.5% Senior Notes due 2016 that were outstanding at September 30, 2008 have fixed interest rates.  Thus, our long-term debt is not exposed to cash flow risk from interest rate changes.  Our long-term debt, however, is exposed to fair value risk.  The estimated fair value of our 6.625% Senior Notes was $141.8 million and our 8.5% Senior Notes was $192.5 million at September 30, 2008.

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

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings – See Notes 13 and 14 in the Notes to Condensed Consolidated Financial Statements.
ITEM 1A.
Risk Factors –

Our risk management activities may generate substantial losses and limit potential gains
In order to hedge and limit potential financial losses on certain of our inventories, we from time to time enter into derivative contracts to make forward sales or purchases of crude oil, refined products, natural gas and other commodities.  We may also use options or swaps to accomplish similar objectives.  Our inventory hedging strategies generally produce losses when hedged crude oil or refined products increase in value.  In the nine months ended September 30, 2008, we incurred a pre-tax hedging loss of $39.5 million recorded in “Other revenues” in the Condensed Consolidated Statements of Income and Comprehensive Income.  Offsetting the cost of our hedges is the economic value realized when we liquidate inventory which had been hedged.  The value of the hedged inventory generally moves in an opposite direction to the value of the hedge contract.  However, due to mark to market accounting requirements and cash margin requirements of commodities exchanges and various counterparties, there may be timing differences between when hedging losses are incurred and when the related physical inventories are sold.  In certain instances, these derivative contracts are accounted for as hedges, but there is potential risk that these hedges may not be considered effective from an accounting perspective and would be marked to market in our financial statements.  As we use progressively more Canadian crude oil at our refineries, both our total crude oil inventories and the amount hedged inventories are likely to increase in future periods.  See “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3.

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows.
The financial markets have recently experienced substantial and unprecedented volatility as a result of dislocations in the credit markets.  Market disruptions such as those currently being experienced in the United States and abroad may increase our cost of borrowing or adversely affect our ability to access sources of liquidity upon which we may rely to finance our operations and satisfy our obligations as they become due, and capital may not be available on terms that are reasonably acceptable to us, or at all.  These disruptions may include turmoil in the financial services industry, including substantial uncertainty surrounding particular lending institutions with which we do business, reduction in available trade credit due to counterparties liquidity concerns, more strict lending requirements, unprecedented volatility in the markets where our outstanding securities trade, and general economic downturns in the areas where we do business.  In addition, a general economic slowdown or the lack of liquidity may result in contractual counterparties with which we do business being unable to satisfy their obligations to us in a timely manner, or at all.
We maintain significant amounts of cash and cash equivalents at several financial institutions that are in excess of federally insured limits.  In the third quarter of 2008, we recorded a loss of $411,000 on money market funds that had investments in Lehman Brothers, which filed for bankruptcy.  Given the current instability of financial institutions, we may experience further losses on our cash and cash equivalents.

Our Refineries face operating hazards, and the potential limits on insurance coverage could expose us to significant liability costs.
Our operations could be subject to significant interruption, and our profitability could be impacted if either of our Refineries experienced a major accident or fire, was damaged by severe weather or other natural disaster, or was otherwise forced to curtail its operations or shut down.  If a crude oil pipeline became inoperative, crude oil would have to be supplied to our Refineries through an alternative pipeline or from additional tank trucks to the Refineries.  Alternative supply arrangements could require additional capital expenditures, hurt our business and profitability and cause us to operate the affected Refinery at less than full capacity until pipeline access was restored or crude oil transportation was fully replaced.  In addition, a major accident, fire or other event could damage our Refineries or the environment or cause personal injuries.  If either of our Refineries experiences a major accident or fire or other event or an interruption in supply or operations, our business could be materially adversely affected if the damage or liability exceeds the amounts of business interruption, property, terrorism and other insurance that we maintain against these risks.
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

Date: November 6, 2008