Form 10-Q
period 2009-03-31
FRONTIER OIL CORP /NEW/
filed 2009-05-07
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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
Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
(Check one)

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑

Registrant’s number of common shares outstanding as of May 4, 2009:  104,768,712

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking statements” as defined by the Securities and Exchange Commission (“SEC”).  Such statements are those concerning contemplated transactions and strategic plans, expectations and objectives for future operations.  These include, without limitation:
·	statements, other than statements of historical fact, that address activities, events or developments that we expect, believe or anticipate will or may occur in the future;
·	statements relating to future financial performance, future capital sources and other matters; and
·
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

PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,

	2009	2008
Revenues:
Refined products	$822,171	$1,207,588
Other	24,077	(21,805)
	846,248	1,185,783

Costs and expenses:
Raw material, freight and other costs	619,897	999,128
Refinery operating expenses, excluding depreciation	75,876	87,560
Selling and general expenses, excluding depreciation	12,421	10,355
Depreciation, amortization and accretion	18,144	14,940
Gain on sales of assets	-	(37)
	726,338	1,111,946

Operating income	119,910	73,837

Interest expense and other financing costs	7,420	1,639
Interest and investment income	(516)	(2,313)
	6,904	(674)

Income before income taxes	113,006	74,511
Provision for income taxes	39,547	28,542
Net income	$73,459	$45,969

Comprehensive income	$73,397	$45,019

Basic earnings per share of common stock	$0.71	$0.45

Diluted earnings per share of common stock	$0.70	$0.44

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share data)

March 31, 2009 and December 31, 2008	2009	2008

ASSETS
Current assets:
Cash, including cash equivalents of $625,596 and $482,415 at 2009 and 2008, respectively	$631,722	$483,532
Trade receivables, net of allowance of $1,000 and $500 at 2009 and 2008, respectively	97,154	84,110
Income taxes receivable	64,524	116,118
Other receivables	8,786	25,216
Inventory of crude oil, products and other	292,626	256,129
Deferred income taxes	7,960	8,841
Commutation account	-	6,319
Other current assets	20,427	37,038
Total current assets	1,123,199	1,017,303
Property, plant and equipment, at cost:
Refineries, pipeline and terminal equipment	1,319,569	1,291,106
Furniture, fixtures and other equipment	15,637	15,638
	1,335,206	1,306,744
Accumulated depreciation and amortization	(390,269)	(373,301)
Property, plant and equipment, net	944,937	933,443

Deferred turnaround costs	45,009	47,465
Deferred catalyst costs	9,162	9,726
Deferred financing costs, net of accumulated amortization of $2,776 and $2,404 at 2009 and 2008, respectively	5,827	6,201
Intangible assets, net of accumulated amortization of $522 and $492 at 2009 and 2008, respectively	1,307	1,338
Other assets	2,842	2,993
Total assets	$2,132,283	$2,018,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$322,486	$308,867
Accrued liabilities and other	85,398	57,084
Total current liabilities	407,884	365,951

Long-term debt	347,284	347,220
Contingent income tax liabilities	28,538	28,057
Post-retirement employee liabilities	31,737	31,128
Long-term capital lease obligation	3,453	3,548
Other long-term liabilities	12,178	12,211
Deferred income taxes	179,230	179,214

Commitments and contingencies

Shareholders' equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 180,000,000 shares authorized, 131,850,356 shares issued at both period ends	57,736	57,736
Paid-in capital	239,733	236,183
Retained earnings	1,218,738	1,151,676
Accumulated other comprehensive income (loss)	(785)	(723)
Treasury stock, at cost, 27,081,484 and 27,945,884 shares at 2009 and 2008, respectively	(393,443)	(393,732)
Total shareholders' equity	1,121,979	1,051,140
Total liabilities and shareholders' equity	$2,132,283	$2,018,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the three months ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$73,459	$45,969
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	23,037	18,912
Deferred income taxes	935	18,232
Stock-based compensation expense	5,281	4,124
Excess income tax benefits of stock-based compensation	(74)	(3,661)
Amortization of debt issuance costs	372	170
Senior Notes discount amortization	64	-
Allowance for investment loss and bad debts	500	-
Gain on sales of assets	-	(37)
Amortization of long-term prepaid insurance	-	303
Increase in other long-term liabilities	963	906
Changes in deferred turnaround costs, deferred catalyst costs and other	(1,722)	(20,157)
Changes in working capital from operations	85,417	(91,113)
Net cash provided by (used in) operating activities	188,232	(26,352)

Cash flows from investing activities:
Additions to property, plant and equipment	(32,743)	(43,603)
Proceeds from sales of assets	-	37
El Dorado Refinery contingent earn-out payment	-	(7,500)
Net cash used in investing activities	(32,743)	(51,066)

Cash flows from financing activities:
Purchase of treasury stock	(1,099)	(64,084)
Proceeds from issuance of common stock	70	126
Dividends paid	(6,254)	(5,420)
Excess income tax benefits of stock-based compensation	74	3,661
Debt issuance costs and other	(90)	(3)
Net cash used in financing activities	(7,299)	(65,720)
Increase (decrease) in cash and cash equivalents	148,190	(143,138)
Cash and cash equivalents, beginning of period	483,532	297,399
Cash and cash equivalents, end of period	$631,722	$154,261

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, excluding capitalized interest	$7,081	$525
Cash paid during the period for income taxes	-	200
Cash refunds of income taxes	51,593	24,000
Noncash investing activities - accrued capital expenditures, end of period	23,699	40,059

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
These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.  These interim financial statements are not indicative of annual results.
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

	Three Months Ended March 31,
	2009	2008

Basic	103,361,456	103,230,636
Diluted	104,251,850	104,018,493

For the three months ended March 31, 2009, 434,793 outstanding stock options that could potentially dilute EPS in future years were not included in the computation of diluted EPS as they were anti-dilutive.  For the three months ended March 31, 2008, there were no outstanding stock options that could potentially dilute EPS in future years that were not included in the computation of diluted EPS.
The Company’s Board of Directors declared quarterly cash dividends of $0.06 per share of common stock in November 2008 and February 2009, which were paid in January and April 2009, respectively.  The total cash required for the dividend declared in February 2009 was approximately $6.2 million and was reflected in “Accrued liabilities and other” on the Condensed Consolidated Balance Sheet as of March 31, 2009.

New accounting pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements.”  FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement.  Where applicable, this statement simplifies and codifies fair value related guidance previously issued within GAAP.  FAS No. 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company partially adopted FAS No. 157 as of January 1, 2008, pursuant to FASB Staff Position (“FSP”) FAS No. 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of FAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  FSP FAS No. 157-2 states that a measurement is recurring if it happens at least annually and defines non-financial assets and non-financial liabilities as all assets and liabilities other than those meeting the definition of a financial asset or financial liability in FAS No. 159.  The statement also notes that if FAS No. 157 is not applied in its entirety, the Company must disclose (1) that it has only partially adopted FAS No. 157 and (2) the categories of assets and liabilities recorded or disclosed at fair value to which the statement was not applied.  The Company chose to adopt FSP FAS No. 157-2 as of January 1, 2008, which did not have a material impact on the Company’s financial statements, and delay the application of FAS No. 157 in its entirety.  Therefore, the Company did not apply FAS No. 157 to nonrecurring fair value measurements of non-financial assets and non-financial liabilities, including non-financial long-lived assets measured at fair value for an impairment assessment under FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and asset retirement obligations initially measured at fair value under FAS No. 143, “Accounting for Asset Retirement Obligations.”  The Company is now required to apply FAS No. 157 to non-recurring financial and non-financial instruments effective January 1, 2009.  See Note 11 “Fair Value Measurement.”  The full adoption of FAS No. 157 did not have a material effect on the Company’s financial statements.
In March 2008, the FASB released FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  FAS No. 161 expands the disclosure requirements in FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” about an entity’s derivative instruments and hedging activities.  FAS No. 161’s disclosure provisions apply to all entities with derivative instruments subject to FAS No. 133 and its related interpretations.  The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to FAS No. 161 must provide more robust qualitative disclosures and expanded quantitative disclosures.  The statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, thus the Company adopted FAS No. 161 on January 1, 2009.  See Note 12 “Price Risk Management Activities” for additional disclosures required under FAS No. 161.
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
In March 2009, the FASB released FSP FAS 157-e, “Determining Whether a Market is Not Active and a Transaction is Not Distressed.”  This FSP provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FASB Statement No. 157, “Fair Value Measurements.”  This FSP is effective for interim and annual periods ending after June 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Company’s financial statements.
In March 2009, the FASB released FSP FAS 115-a, FAS 124-a, and EITF 99-20-b, “Recognition and Presentation of Other-Than-Temporary Impairments.”  This FSP amends the other-than-temporary impairment guidance in GAAP to make the guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements.  This FSP modifies the current indicator that, to avoid considering an impairment to be other than temporary, management must assert that it has both the intent and the ability to hold an impaired security for a period of time sufficient to allow for any anticipated recovery in fair value.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Company’s financial statements.
In March 2009, the FASB released FSP FAS 107-b and APB 28-a, “Interim Disclosures about Fair Value of Financial Instruments.”  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements.  This FSP is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this FSP is not expected to have a material impact on the Company’s financial statements.

2.      Other Receivables

	March 31,	December 31,
	2009	2008
	(in thousands)

Investment fund receivable, net of allowance	$4,249	$6,418
Realized futures trading receivable	-	11,854
Other	4,537	6,944
	$8,786	$25,216

The Company had a $32.7 million money market investment in a J.P. Morgan money market fund called the Reserve Primary Fund (“Fund”) that was deemed illiquid in September 2008.  The Fund is currently overseen by the SEC, which is determining the amount and timing of liquidation.  Prior to the freeze on the Fund’s assets, the Company requested its funds in their entirety and reclassed the $32.7 million investment out of “Cash and cash equivalents” to “Other receivables” on the Condensed Consolidated Balance Sheet.  In addition, it is currently estimated that approximately 1.5% of the Company’s original investment is at-risk for recoverability, primarily due to the bankruptcy of Lehman Brothers, as the Fund had an investment in Lehman Brothers Holdings, Inc. commercial paper.  Therefore, an allowance of $499,000 has been recorded as of March 31, 2009 and December 31, 2008.  In addition, the Company had received partial distributions through March 31, 2009 from the Fund totaling $27.9 million, resulting in a net investment fund receivable of $4.2 million.

3.      Inventories

Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a first-in, first-out (“FIFO”) basis or market.  Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other costs.  Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned.  These include unfinished gasoline and diesel, blendstocks and other feedstocks.  Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products.  Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values.  Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts.  The net exchange balance is included in inventory.  Inventories of materials and supplies and process chemicals are recorded at the lower of average cost or market.  Crude oil inventories, unfinished product inventories and finished product inventories are used to secure financing for operations under the Company’s revolving credit facility.  The components of inventory as of March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)

Crude oil	$131,197	$121,973
Unfinished products	84,316	55,915
Finished products	52,302	54,332
Process chemicals	1,581	1,385
Repairs and maintenance supplies and other	23,230	22,524
	$292,626	$256,129

4.      Other Current Assets

	March 31,	December 31,
	2009	2008
	(in thousands)

Margin deposits	$12,380	$18,323
Derivative assets	374	8,584
Prepaid insurance	5,973	8,374
Other	1,700	1,757
	$20,427	$37,038

5.      Accrued Liabilities and Other

	March 31,	December 31,
	2009	2008
	(in thousands)

Accrued compensation	$9,321	$12,606
Accrued Beverly Hills litigation settlement	-	10,000
Accrued environmental costs	8,327	10,040
Accrued interest	5,677	7,363
Accrued dividends	6,922	6,779
Accrued income taxes	39,349	326
Accrued property taxes	8,357	5,295
Other	7,445	4,675
	$85,398	$57,084

6.      Long-term Debt

	March 31,	December 31,
	2009	2008
	(in thousands)

6.625% Senior Notes (Due October 1, 2011)	$150,000	$150,000

8.5% Senior Notes (Due September 15, 2016)	200,000	200,000
Less discount	(2,716)	(2,780)
8.5% Senior Notes, net	197,284	197,220

	$347,284	$347,220

7.      Income Taxes

The Company is currently under a U.S. Federal income tax examination for 2005 and 2006 and has been notified that 2007 will also be examined.   The Company has received a notice of proposed adjustment from the Internal Revenue Service regarding approximately $14.4 million of additional 2005 taxes and approximately $4.7 million of additional 2006 taxes, that it claims are owed related to the deductibility for income tax purposes of certain stock-based compensation for executives.   The Company has submitted a protest of these amounts and has requested an appeal conference.  The Company has recorded income tax contingencies for these amounts on the Condensed Consolidated Balance Sheets in the event it is unsuccessful in its appeal.
The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under FASB Interpretation No. 48, “Accounting for Uncertain Tax Positions – An Interpretation of FAS No. 109, Accounting for Income Taxes”.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and the federal income tax benefit of state contingencies is as follows (in thousands):

Balance beginning of period	$24,278
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlements	-
Reductions due to lapse of applicable statutes of limitations	-
Balance end of period	$24,278

The total contingent income tax liabilities and accrued interest of $28.5 million and $28.1 million at March 31, 2009 and December 31, 2008, respectively, are reflected in the Condensed Consolidated Balance Sheets under “Contingent income tax liabilities.”  The Company recognized interest expense on contingent income tax liabilities of $481,000 and $604,000 during the three month periods ended March 31, 2009 and 2008, respectively.

8.      Treasury Stock

The Company accounts for its treasury stock under the cost method on a FIFO basis.  Through December 31, 2008, the Company’s Board of Directors had approved a total of $400 million for share repurchases, of which $299.8 million had been utilized as of December 31, 2008.  During the three months ended March 31, 2009, the Company did not make any share repurchases in open market transactions, leaving remaining authorization of $100.2 million for future repurchases of shares.  A rollforward of treasury stock for the three months ended March 31, 2009 is as follows:

	Number of shares	Amount
	(in thousands except share amounts)

Balance as of December 31, 2008	27,945,884	$393,732
Shares received to fund withholding taxes	77,085	1,099
Shares issued for stock option exercises	(15,000)	(20)
Shares issued for restricted stock grants, net of forfeits	(683,816)	(1,023)
Shares issued for conversion of stock unit awards	(242,669)	(345)
Balance as of March 31, 2009	27,081,484	$393,443

 9.      Stock-based Compensation

Stock-based compensation costs and income tax benefits recognized in the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Restricted shares and units	$6,014	$2,632
Stock options	238	226
Contingently issuable stock unit awards	(971)	1,266
Total stock-based compensation expense	$5,281	$4,124

Income tax benefit recognized in the income statement	$2,007	$698

Omnibus Incentive Compensation Plan.  The Company’s Omnibus Incentive Compensation Plan (the “Plan”) is a broad-based incentive plan that provides for granting stock options, stock appreciation rights (“SAR”), restricted stock awards, performance awards, stock units, bonus shares, dividend equivalent rights, other stock-based awards and substitute awards (“Awards”) to employees, consultants and non-employee directors of the Company.  As of March 31, 2009, 2,227,616 shares remained available to be awarded under the Plan assuming maximum payout is achieved on the contingently issuable awards made in 2007, 2008 and 2009 (see “Contingently Issuable Awards” below).  For purposes of determining compensation expense, forfeitures are estimated at the time Awards are granted based on historical average forfeiture rates and the group of individuals receiving those Awards. The Plan provides that the source of shares for Awards may be either newly issued shares or treasury shares.  For the three months ended March 31, 2009, treasury shares were re-issued for stock awards, restricted stock awards and for shares issued due to the exercise of stock options.  The fair value of restricted stock awards is determined using the closing stock price of the Company on the date of grant.  As of March 31, 2009, there was $33.4 million of total unrecognized compensation cost related to Awards issued under the Plan, including costs for stock options, restricted stock, restricted stock units and contingently issuable awards.  This amount is expected to be recognized as expense over a weighted-average period of 2.28 years.

Stock Options.  Stock option changes during the three months ended March 31, 2009 are presented below:

	Number of awards	Weighted-Average Exercise Price	Aggregate Intrinsic Value of Options
			(in thousands)

Outstanding at beginning of period	464,591	$28.5868
Granted	-	-
Exercised	(15,000)	4.6625
Expired or forfeited	(14,798)	29.3850
Outstanding at end of period	434,793	$29.3850	$-

Vested or expected to vest	434,720	$29.3850	$-

Exercisable at end of period	205,241	$29.3850	$-

The Company received $70,000 of cash for stock options exercised during the three months ended March 31, 2009.  The total intrinsic value of stock options exercised during the three months ended March 31, 2009 was $160,000.  The Company realized $61,000 and $844,000 of income tax benefit, nearly all of which was excess income tax benefit, for the three months ended March 31, 2009 and 2008, respectively, related to exercises of stock options.  Excess income tax benefits are the benefits from deductions that are allowed for income tax purposes in excess of the expenses recorded in the Company’s financial statements.  These excess income tax benefits are recorded as an increase to paid-in capital, and the majority of these amounts are reflected as cash flows from financing activities in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes information about stock options outstanding as of March 31, 2009:

Stock Options Outstanding at March 31, 2009
Number Outstanding	Weighted-Average Remaining Contractual Life (Years)	Exercise Price	Exercisable	Vested or Expected to Vest

434,793	2.07	$29.3850	205,241	434,720

Restricted Shares and Restricted Stock Units.  The following table summarizes the changes in the Company’s restricted shares and restricted stock units during the three months ended March 31, 2009:

	Shares/Units	Weighted-Average Grant-Date Market Value

Nonvested at beginning of period	571,479	$29.2473
Conversion of stock unit awards	242,669	37.5632
Granted	736,376	13.6249
Vested	(219,197)	20.1264
Forfeited	-
Nonvested at end of period	1,331,327	23.6238

The total grant date fair value of restricted shares and restricted stock units which vested during the three months ended March 31, 2009 was $4.4 million. The total intrinsic value of restricted shares and restricted stock units vested during the three months ended March 31, 2009 was $3.1 million, and the Company realized $1.2 million of income tax benefit related to these vestings, and previously recognized income tax benefits were reduced by $496,000.  The total grant date fair value of restricted shares and restricted stock units which vested during the three months ended March 31, 2008 was $13.5 million.  The total intrinsic value of restricted shares and restricted stock units that vested during the three months ended March 31, 2008 was $22.0 million, and the Company realized $7.2 million of income tax benefit related to these vestings, of which $2.8 million was excess income tax benefit.
In March 2009, following certification by the Compensation Committee of the Company’s Board of Directors that the specified performance criteria of the Company’s return of capital employed versus that of a defined peer group had been achieved for the year ended December 31, 2008, the Company issued 242,669 shares of restricted stock in connection with the February 2008 grant of contingently issuable stock unit awards.  The 2008 net income goal was not met; consequently, 242,680 contingently issuable shares awarded in 2008 were not issued.  The following tables summarize the vesting schedules of the 242,669 stock unit awards converted to restricted stock and 736,376 shares of restricted stock shares and units granted during the three months ended March 31, 2009.

		Vesting Dates and Share Amounts
Conversion Date	Converted stock unit awards	June 15, 2009(1)	June 30, 2009	June 30, 2010	June 30, 2011
March 25, 2009	242,669	54,762	62,635	62,637	62,635

		Vesting Dates and Share Amounts
Grant Date	Shares/Units Granted	March 25, 2009 (1)	December 31, 2009	March 13, 2010	March 13, 2011	March 13, 2012
January 30, 2009	52,560		52,560
February 24, 2009	318,591			79,648	79,648	159,295
March 25, 2009	365,225	124,370		60,218	60,224	120,413
Total	736,376	124,370	52,560	139,866	139,872	279,708

(1) Accelerated vesting due to retirement of employee.

Contingently Issuable Awards.  During the three months ended March 31, 2009, the Company granted 495,590 contingently issuable stock unit awards to be earned if certain net income and return of capital employed versus that of a defined peer group goals are met for 2009.  Depending on achievement of the performance goals, awards earned could be between 0% and 125% of the base number of performance stock units.  If any of the performance goals are achieved for 2009 and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into restricted stock during the first quarter of 2010.  One-third of these restricted shares will vest on June 30, 2010, one-third on June 30, 2011 and the final one-third on June 30, 2012.  As of March 31, 2009, the Company assumed that the target (100%) level award (495,590 stock units) would be earned for purposes of stock-based compensation expense for these awards granted in 2009.
The Company also granted 247,789 stock unit awards contingent upon certain share price performance versus the Company’s peers being met over a three-year period ending on December 31, 2011.  Depending on achievement of the market-based performance goals, awards earned could be between 0% and 125% of the base number of market-based stock units.  If any of the performance goals are achieved and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into stock.  For stock unit awards subject to such market-based vesting conditions, the grant date fair value of the award is estimated using a Monte Carlo valuation model.  The Monte Carlo model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment.  Expected volatility was calculated using a weighted average of historical daily volatilities and implied volatility, and represents the extent to which the Company’s stock price performance, relative to the average stock price performance of the peer group, is expected to fluctuate during each of the three calendar periods of the award’s anticipated term ending December 31, 2011.  The risk-free rate is based on a U.S. Treasury rate consistent with the three-year vesting period.  The total grant date fair value of the market-based stock units as determined by the Monte Carlo valuation model is $2.6 million and will be recognized ratably over the three-year vesting period.  The key assumptions used in valuing these market-based restricted shares are as follows:

2009
Number of simulations	100,000
Expected volatility	67.27%
Risk-free rate	1.31%

As of March 31, 2009, the Company also had outstanding (net of forfeitures) 183,661 and 194,125 contingently issuable stock unit awards issued in 2007 and 2008, respectively, to be earned should certain share price criteria be met over a three-year period ending December 31, 2009 and 2010, respectively.    Depending on achievement of the performance goals, awards earned could be between 0% and 125% of the base number of performance stock units.  If any of the performance goals are achieved and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into stock.
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
In April 2008, the Company’s Board of Directors approved the termination of the pension plan.  Because of the required regulatory review, the Company estimates that the termination will not be completed until late 2009.  Plan participants will receive 100% of their account balance, including interest, upon termination.
As of March 31, 2009, the fair market value of the pension plan assets was $11.1 million and the benefit obligation was $11.3 million.  The Company has increased its 2009 net periodic benefit cost accrual because of the expected termination.
The pension plan assets are held in a Trust Fund whose trustee is Frost National Bank (“trustee”).  The Company did not contribute to the Trust Fund during the first three months of 2009.  Frontier’s pension plan weighted-average asset allocations in the Trust Fund at March 31, 2009 and December 31, 2008, by asset category, are as follows:

	Percentage of Plan Assets at
Asset Category:	March 31, 2009	December 31, 2008

Cash and cash equivalents	89%	89%
Fixed income common trust funds	11%	11%
Total	100%	100%

The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery.  Eligible employees are employees hired by the El Dorado Refinery before certain defined dates and who satisfy certain age and service requirements.  Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare.  Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans were unfunded as of March 31, 2009.  The post-retirement healthcare plan requires retirees to pay between 20% and 40% of total healthcare costs based on age and length of service.  The plan’s prescription drug benefits are at least equivalent to Medicare Part D benefits.  The plan was amended in the first quarter of 2008 to limit the employees’ pre-Medicare insurance premium to 125% of the active employee rate.

The following table sets forth the net periodic benefit costs recognized for these benefit plans in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income:

	Three Months Ended March 31,
Pension Benefits	2009	2008
	(in thousands)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Service cost	$-	$-
Interest cost	65	154
Expected return on plan assets	(45)	(203)
Amortization of prior service cost	107	-
Amortized net actuarial loss	-	-
Net periodic benefit cost	127	(49)

Changes in assets and benefit obligations recognized in other comprehensive income:
Net loss (gain)	-	-
Amortization of prior service cost	(107)	-
Amortization of gain	-	-
Total recognized in other comprehensive income	(107)	-
Total recognized in net periodic benefit cost and other comprehensive income	$20	$(49)

	Three Months Ended March 31,
Post-retirement Healthcare and Other Benefits	2009	2008
	(in thousands)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income:
Components of net periodic benefit cost:
Service cost	$178	$190
Interest cost	472	435
Expected return on plan assets	-	-
Amortization of prior service cost	(469)	(397)
Amortized net actuarial loss	262	218
Net periodic benefit cost	443	446

Changes in assets and benefit obligations recognized in other comprehensive income:
Increase in benefit obligation for plan amendment	-	1,350
Amortization of prior service cost	469	397
Amortization of loss	(262)	(218)
Total recognized in other comprehensive income	207	1,529
Total recognized in net periodic benefit cost and other comprehensive income	$650	$1,975

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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

Description	Level 1	Level 2	Level 3	Total
Derivative liabilities	$3,230	$-	$-	$3,230
Derivative assets	-	4	370	374

As of March 31, 2009, the Company’s derivative contracts giving rise to the assets measured under Level 1 are NYMEX crude oil contracts and thus are valued using quoted market prices at the end of each period.  The Level 2 item relates to the valuation of foreign currency swap contracts.  The Company’s crude call options, that relate to crude purchased from an oil lease, are measured under Level 3.  The following provides a reconciliation of the beginning and ending balances of the Company’s Level 3 derivative asset crude call options for the period ended March 31, 2009:

	Three Months Ended March 31,
	2009	2008
	(in thousands)

Beginning derivative asset balance	$-	$-
Net increase in derivative assets	415	-
Net settlements	(45)
Transfers in (out) of Level 3	-	-
Ending derivative asset balance	$370	$-

12.       Price Risk Management Activities

The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production.  The commodity derivative contracts used by the Company may take the form of futures contracts, forward contracts, collars or price swaps.  The Company, also at times, enters into foreign exchange contracts to manage its exposure to foreign currency fluctuations on its purchases of foreign crude oil.  The Company believes that there is minimal credit risk with respect to its counterparties.  The Company’s commodity derivative contracts and foreign exchange contracts, while economic hedges, are not accounted for as hedges under FAS No. 133 and thus accounted under mark-to-market accounting.  The Company has derivative contracts which it holds directly and also derivative contracts, in connection with its crude oil purchase and sale contract, held on Frontier’s behalf by Utexam Limited (“Utexam”), a wholly-owned subsidiary of BNP Paribas Ireland.  For additional fair value disclosures relating to the Company’s derivative contracts, see Note 11, “Fair Value Measurement.”  As of March 31, 2009 the Company had the following outstanding commodity derivative contracts:

Commodity	Number of barrels
(in thousands)

Crude purchases in-transit	-
Crude oil contracts to hedge excess intermediate, finished product and crude oil inventory	1,291

The following table presents the location of the Company’s outstanding derivative contracts on the Condensed Consolidated Balance Sheet and the related fair values at the balance sheet dates.

	Asset Derivatives in Other Current Assets		Liability Derivatives in Accrued Liabilities and Other
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
	Fair Value	Fair Value	Fair Value	Fair Value

Derivatives not designated as hedging instruments under Statement 133
Commodity contracts	$-	$8,584	$3,230	$-
Other contracts	374	-	-	-
Total derivatives	$374	$8,584	$3,230	$-

The following table presents the location of the gains and losses reported in the Condensed Consolidated Statements of Income and Comprehensive Income for the current and previous periods presented.

	Amount of Derivatives Gain or (Loss) Recognized in Other Revenues
	Three Months Ended March 31,
	2009	2008
	(in thousands)
Derivatives not designated as hedging instruments under Statement 133
Commodity contracts	$22,180	$(27,142)
Other contracts	415	-

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
The Environmental Protection Agency (“EPA”) has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continue through 2008, with special provisions for small business refiners such as Frontier.  As allowed by subsequent regulation, Frontier elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until January 1, 2011 by complying with the highway ultra low sulfur diesel standard by June 2006.  The Cheyenne Refinery has spent approximately $28.9 million (including capitalized interest) to meet the interim gasoline sulfur standard, which was required by January 1, 2004.  To meet final federal gasoline sulfur standards, the Company expects to spend approximately $40.0 million for new process unit capacity and intermediate inventory handling equipment at the Cheyenne Refinery.  In addition, new federal benzene regulations and anticipated state requirements for reduction in gasoline Reid Vapor Pressure (“RVP”) suggest that additional capital expenditures may be required for environmental compliance projects.  The Company is presently estimating the total cost in connection with an overall compliance strategy for the Cheyenne Refinery.  Total capital expenditures estimated as of March 31, 2009 for the El Dorado Refinery to comply with the final gasoline sulfur standard are approximately $91.0 million, including capitalized interest, and are expected to be incurred by 2010.  As of March 31, 2009, $43.0 million of the estimated $91.0 million had been incurred.  Substantially all of the estimated $91.0 million of expenditures relates to the El Dorado Refinery’s gasoil hydrotreater revamp project.  The gasoil hydrotreater revamp project will address most of the El Dorado Refinery’s modifications needed to achieve gasoline sulfur compliance.
The Company is a significant holder of gasoline sulfur credits, generated from prior years operations at both the Cheyenne and the El Dorado Refineries.  During the quarter ended March 31, 2009, Frontier sold 15.7 billion (ppm-gallons) sulfur credits for total proceeds of $627,000, which was recorded in “Other revenues” on the Condensed Consolidated Statements of Income and Comprehensive Income.  During the quarter ended March 31, 2008, the Company sold $4.3 million (33.9 billion (ppm-gallons)) of sulfur credits also included in “Other revenues” on the Condensed Consolidated Statements of Income and Comprehensive Income.

The EPA has embarked on a Petroleum Refining Enforcement (“Initiative”) alleging industry-wide noncompliance with certain long-standing regulatory programs.  These programs are:
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
The Initiative has caused many refiners to enter into consent decrees typically requiring substantial expenditures for penalties and the installation of additional pollution control equipment.  The Company’s settlement negotiations with the EPA and state regulatory agencies regarding the Initiative were completed in December 2008.  Final settlement agreements were entered in the Court in March 2009 and are now in effect.  The Company now estimates that, in addition to the flare gas recovery systems previously installed at each facility in anticipation of the finalization of the agreement, capital expenditures totaling approximately $57.0 million at the Cheyenne Refinery and $10.0 million at the El Dorado Refinery will need to be incurred prior to 2017.  The Company may also choose to incur additional costs at the Cheyenne Refinery and at the El Dorado Refinery to comply with certain requirements of the agreement if such projects are determined to be the most cost effective compliance strategy.  Notwithstanding these anticipated regulatory settlements, many of these same expenditures are required for the Company to comply with preexisting regulatory requirements or to implement its planned facility expansions. As an example, a preexisting regulation known as Maximum Achievable Control Technology II (“MACT II”) will require the installation of a particulate scrubber at the El Dorado Refinery at an estimated cost of $34.0 million.  Consequently, the costs associated with this project and other more minor projects are not included in the totals above.  In addition to the capital costs described above, the EPA has assessed, and the Company has paid in April 2009, a civil penalty in the amount of $1.9 million, discounted for a related $96,000 penalty and associated supplemental environment project (“SEP”) paid to the State of Wyoming in 2005 and further offset by $902,000 for the completion of additional mutually agreed SEPs.  The EPA also attached to this settlement resolution an enforcement action against the Company’s El Dorado Refinery related to allegations of violation of certain requirements of the EPA Risk Management Program (“RMP”).  Negotiated civil penalties included in the aforementioned payment regarding resolution of this issue total approximately $484,000 to be reduced to $358,000 by completion of an approved SEP.  The Company has made accruals for the balance of these estimated penalties at March 31, 2009 and December 31, 2008.
The EPA has promulgated regulations to enact the provisions of the Energy Policy Act of 2005 regarding mandated blending of renewable fuels in gasoline.  The Energy Independence and Security Act of 2007 significantly increases the amount of renewable fuels that had been required by the 2005 legislation. The Company, as a small refiner, will be exempt until 2012 from these requirements.  The Company does have blending facilities and purchases ethanol with Renewable Identification Numbers (RINs) credits attached.  Ethanol RINs were created to assist in tracking the compliance with these EPA regulations for the blending of renewable fuels.  During the three months ended March 31, 2009 and 2008, the Company sold approximately 9.0 million and 20.1 million RIN gallons for $948,000 and $737,000, respectively, which were recorded in “Other revenues” on the Condensed Consolidated Statements of Income and Comprehensive Income.  While not yet enacted or promulgated, other pending legislation or regulation regarding the mandated use of alternative or renewable fuels and/or the reduction of greenhouse gas emissions from either transportation fuels or manufacturing processes is under consideration by the U.S. Congress.  Additionally, the EPA has recently determined that greenhouse gases including carbon dioxide present a danger to human health and the environment, opening the door to potential future regulation of such gases.  If climate change legislation is enacted or regulations promulgated, these requirements will most likely impact the operations and the financial position of the Company (see “Other Future Environmental Considerations” below).
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
Cheyenne Refinery.  The Company is party to an agreement with the State of Wyoming requiring investigation and interim remediation actions at the Cheyenne Refinery’s property that may have been impacted by past operational activities.  As a result of past and ongoing investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects.  In addition, the Company estimates that an ongoing groundwater remediation program will be required for approximately ten more years.  As of March 31, 2009 and December 31, 2008, the Company had a $5.0 million accrual included on the Consolidated Balance Sheets related to the remediation program, reflecting the estimated present value of a $450,000 cost in the remainder of 2009 and $700,000 in annual costs for 2010 through 2018, assuming a 3% inflation rate and discounted at a rate of 7.5%.  The Company also had accrued a total of $4.4 million, as of March 31, 2009, and $4.7 million, as of December 31, 2008, for the cleanup of a waste water treatment pond located on land adjacent to the Cheyenne Refinery which the Company had historically leased from the landowner.  Cleanup of the waste water pond pursuant to the aforementioned agreement with the State of Wyoming has been initiated and is anticipated to be completed in 2009.  Depending upon information collected during the cleanup, or by a subsequent administrative order or permit, additional remedial action and costs could be required.  Pursuant to this agreement, the Company has also committed to the installation of a groundwater boundary control system to be constructed in 2009.  The Company has estimated the capital cost of the boundary control system at approximately $10.0 million.
The Company has completed the negotiation of a settlement of a Notice of Violation (“NOV”) from the Wyoming Department of Environmental Quality alleging non-compliance with certain refinery waste management requirements.  A negotiated penalty in the amount of $631,000 was paid in 2007 as part of the settlement of this NOV.  The Company has estimated that the minimum capital cost for required corrective measures will be approximately $2.7 million.  In addition, the Company had accruals of $995,000 at March 31, 2009 and December 31, 2008 for additional work related to the corrective measures.  The Company has also negotiated settlements regarding various NOVs from the Wyoming Department of Environmental Quality for certain alleged solid and hazardous waste violations noted during site inspection.   The administrative settlement agreement to satisfy alleged solid and hazardous waste violations specified a civil penalty of approximately $460,000 and was paid in February 2009.  A settlement agreement regarding alleged wastewater discharge violations specifying a $650,000 civil penalty and completion of certain Supplemental Environment Projects (“SEPs”) at a cost of $200,000 was paid in February 2009.
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
Other Future Environmental Considerations.  Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the Earth’s atmosphere.  In response to such studies, the U.S. Congress has been actively considering legislation to reduce emissions of greenhouse gases, primarily through the development of greenhouse gas cap and trade programs that would require obtaining and surrendering emission allowances.  It is possible that the Company could be required to purchase and surrender allowances for greenhouse gas emissions resulting from its operations and from combustion of fuels that it produces.  In addition, more than one-third of the states already have begun implementing legal measures to reduce emissions of greenhouse gases.  On April 2, 2007, the U.S. Supreme Court in Massachusetts, et al. v. EPA held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act and that the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources such as cars and trucks.  In July 2008, the EPA released an Advance Notice of Proposed Rulemaking regarding possible future regulation of greenhouse gas emissions under the Clean Air Act, in response to the Supreme Court’s decision in Massachusetts.  In the notice, the EPA evaluated the potential regulation of greenhouse gases under the Clean Air Act and other potential methods of regulating greenhouse gases.  Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future.  On April 17, 2009, the EPA proposed that certain greenhouse gases including carbon dioxide present a danger to public health or welfare.  If promulgated as expected, this finding will allow direct regulation of such greenhouse gases under the provisions and programs of the existing Clean Air Act. Thus, there may be restrictions imposed on the emission of greenhouse gases even if the U.S. Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.  Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact the Company’s business, any such future laws and regulations will most likely result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on its business, financial condition and results of operations, including demand for the refined petroleum products that it produces.

14.       Litigation

The Company is involved in various lawsuits and Occupational Safety and Health Administration (“OSHA”) regulatory actions which are incidental to its business.  In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on the Company’s liquidity, financial position or results of operations.  The Company paid a penalty in January 2009 of $102,000 (which was accrued at December 31, 2008) in connection with citations issued by OSHA alleging violations of applicable process safety management standards at the El Dorado Refinery.

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

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2009
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$822,171	$-	$-	$822,171
Other	(7)	24,084	-	-	24,077
	(7)	846,255	-	-	846,248

Costs and expenses:
Raw material, freight and other costs	-	619,897	-	-	619,897
Refinery operating expenses, excluding depreciation	-	75,876	-	-	75,876
Selling and general expenses, excluding depreciation	5,588	6,833	-	-	12,421
Depreciation, amortization and accretion	16	17,985	-	143	18,144
	5,604	720,591	-	143	726,338

Operating income (loss)	(5,611)	125,664	-	(143)	119,910

Interest expense and other financing costs	7,436	944	-	(960)	7,420
Interest and investment income	(327)	(189)	-	-	(516)
Equity in earnings of subsidiaries	(125,726)	-	-	125,726	-
	(118,617)	755	-	124,766	6,904

Income before income taxes	113,006	124,909	-	(124,909)	113,006
Provision for income taxes	39,547	43,772	-	(43,772)	39,547
Net income	$73,459	$81,137	$-	$(81,137)	$73,459

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$1,207,588	$-	$-	$1,207,588
Other	-	(21,830)	25	-	(21,805)
	-	1,185,758	25	-	1,185,783

Costs and expenses:
Raw material, freight and other costs	-	999,128	-	-	999,128
Refinery operating expenses, excluding depreciation	-	87,560	-	-	87,560
Selling and general expenses, excluding depreciation	4,235	6,120	-	-	10,355
Depreciation, amortization and accretion	14	14,958	-	(32)	14,940
Gain on sales of assets	(37)	-	-	-	(37)
	4,212	1,107,766	-	(32)	1,111,946

Operating income (loss)	(4,212)	77,992	25	32	73,837

Interest expense and other financing costs	3,184	939	-	(2,484)	1,639
Interest and investment income	(1,560)	(753)	-	-	(2,313)
Equity in earnings of subsidiaries	(80,297)	-	-	80,297	-
	(78,673)	186	-	77,813	(674)

Income before income taxes	74,461	77,806	25	(77,781)	74,511
Provision for income taxes	28,492	28,833	9	(28,792)	28,542
Net income	$45,969	$48,973	$16	$(48,989)	$45,969

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of March 31, 2009
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$292,220	$339,502	$-	$-	$631,722
Trade and other receivables, net	64,823	105,630	11	-	170,464
Inventory of crude oil, products and other	-	292,626	-	-	292,626
Deferred tax assets	7,960	11,064	-	(11,064)	7,960
Other current assets	619	19,808	-	-	20,427
Total current assets	365,622	768,630	11	(11,064)	1,123,199

Property, plant and equipment, at cost	1,180	1,322,987	-	11,039	1,335,206
Accumulated depreciation and amortization	(878)	(396,909)	-	7,518	(390,269)
Property, plant and equipment, net	302	926,078	-	18,557	944,937

Deferred turnaround costs	-	45,009	-	-	45,009
Deferred catalyst costs	-	9,162	-	-	9,162
Deferred financing costs, net	3,444	2,383	-	-	5,827
Intangible assets, net	-	1,307	-	-	1,307
Other assets	2,484	358	-	-	2,842
Receivable from affiliated companies	-	1,818	468	(2,286)	-
Investment in subsidiaries	1,361,304	-	-	(1,361,304)	-
Total assets	$1,733,156	$1,754,745	$479	$(1,356,097)	$2,132,283

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$859	$321,612	$15	$-	$322,486
Accrued liabilities and other	52,580	32,818	-	-	85,398
Total current liabilities	53,439	354,430	15	-	407,884

Long-term debt	347,284	-	-	-	347,284
Contingent income tax liabilities	26,541	1,997	-	-	28,538
Long-term capital lease obligations	-	3,453	-	-	3,453
Other long-term liabilities	2,397	41,518	-	-	43,915
Deferred income taxes	179,230	174,446	-	(174,446)	179,230
Payable to affiliated companies(1)	2,286	20,182	209	(22,677)	-

Shareholders' equity	1,121,979	1,158,719	255	(1,158,974)	1,121,979
Total liabilities and shareholders' equity	$1,733,156	$1,754,745	$479	$(1,356,097)	$2,132,283

(1) FHI payable to affiliated companies balance relates to income taxes payable to parent under a tax sharing agreement.

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$254,548	$228,984	$-	$-	$483,532
Trade and other receivables, net	120,265	105,169	10	-	225,444
Inventory of crude oil, products and other	-	256,129	-	-	256,129
Deferred tax assets	8,841	9,034	-	(9,034)	8,841
Commutation account	6,319	-	-	-	6,319
Other current assets	643	36,395	-	-	37,038
Total current assets	390,616	635,711	10	(9,034)	1,017,303

Property, plant and equipment, at cost	1,248	1,295,420	-	10,076	1,306,744
Accumulated depreciation and amortization	(998)	(379,967)	-	7,664	(373,301)
Property, plant and equipment, net	250	915,453	-	17,740	933,443

Deferred turnaround costs	-	47,465	-	-	47,465
Deferred catalyst costs	-	9,726	-	-	9,726
Deferred financing costs, net	3,642	2,559	-	-	6,201
Intangible assets, net	-	1,338	-	-	1,338
Other assets	2,600	393	-	-	2,993
Receivable from affiliated companies(1)	646	25,733	468	(26,847)	-
Investment in subsidiaries	1,235,678	-	-	(1,235,678)	-
Total assets	$1,633,432	$1,638,378	$478	$(1,253,819)	$2,018,469

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,168	$307,684	$15	$-	$308,867
Accrued liabilities and other	26,071	31,013	-	-	57,084
Total current liabilities	27,239	338,697	15	-	365,951

Long-term debt	347,220	-	-	-	347,220
Contingent income tax liabilities	26,112	1,945	-	-	28,057
Long-term capital lease obligations	-	3,548	-	-	3,548
Other long-term liabilities	2,507	40,832	-	-	43,339
Deferred income taxes	179,214	174,597	-	(174,597)	179,214
Payable to affiliated companies	-	1,114	209	(1,323)	-

Shareholders' equity	1,051,140	1,077,645	254	(1,077,899)	1,051,140
Total liabilities and shareholders' equity	$1,633,432	$1,638,378	$478	$(1,253,819)	$2,018,469

(1) FHI receivable from affiliated companies balance relates to income taxes receivable from parent under a tax sharing agreement.

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$73,459	$81,137	$-	$(81,137)	$73,459
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(125,726)	-	-	125,726	-
Depreciation, amortization and accretion	16	22,878	-	143	23,037
Deferred income taxes	935	(2,143)	-	2,143	935
Stock-based compensation expense	5,281	-	-	-	5,281
Excess income tax benefits of stock-based compensation	(74)	-	-	-	(74)
Income taxes eliminated in consolidation	-	45,915	-	(45,915)	-
Amortization of debt issuance costs	196	176	-	-	372
Senior notes discount amortization	64	-	-	-	64
Allowance for investment loss and bad debts	-	500	-	-	500
(Decrease) increase in other long-term liabilities	319	644	-	-	963
Changes in deferred turnaround costs, deferred catalyst costs and other	116	(1,838)	-	-	(1,722)
Changes in components of working capital from operations	87,430	(2,543)	-	530	85,417
Net cash provided by operating activities	42,016	144,726	-	1,490	188,232

Cash flows from investing activities:
Additions to property, plant and equipment	(69)	(31,184)	-	(1,490)	(32,743)
Net cash used in investing activities	(69)	(31,184)	-	(1,490)	(32,743)

Cash flows from financing activities:
Purchase of treasury stock	(1,099)	-	-	-	(1,099)
Proceeds from issuance of common stock	70	-	-	-	70
Dividends paid	(6,254)	-	-	-	(6,254)
Excess income tax benefits of stock-based compensation	74	-	-	-	74
Debt issuance costs and other	2	(92)	-	-	(90)
Intercompany transactions	2,932	(2,932)	-	-	-
Net cash used in financing activities	(4,275)	(3,024)	-	-	(7,299)
Increase in cash and cash equivalents	37,672	110,518	-	-	148,190
Cash and cash equivalents, beginning of period	254,548	228,984	-	-	483,532
Cash and cash equivalents, end of period	$292,220	$339,502	$-	$-	$631,722

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2008
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$45,969	$48,973	$16	$(48,989)	$45,969
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(80,297)	-	-	80,297	-
Depreciation, amortization and accretion	14	18,930	-	(32)	18,912
Deferred income taxes	18,232	-	-	-	18,232
Stock-based compensation expense	4,124	-	-	-	4,124
Excess income tax benefits of stock-based compensation	(3,661)	-	-	-	(3,661)
Income taxes eliminated in consolidation	-	28,783	9	(28,792)	-
Amortization of debt issuance costs	121	49	-	-	170
Loss (gain) on sales of assets	(37)	-	-	-	(37)
Amortization of long-term prepaid insurance	303	-	-	-	303
Increase (decrease) in other long-term liabilities	518	388	-	-	906
Changes in deferred turnaround costs, deferred catalyst costs and other	213	(20,370)	-	-	(20,157)
Changes in components of working capital from operations	35,979	(124,608)	-	(2,484)	(91,113)
Net cash provided by (used in) operating activities	21,478	(47,855)	25	-	(26,352)

Cash flows from investing activities:
Additions to property, plant and equipment	(16)	(43,587)	-	-	(43,603)
Proceeds from sale of assets	37	-	-	-	37
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Net cash provided by (used in) investing activities	21	(51,087)	-	-	(51,066)

Cash flows from financing activities:
Purchase of treasury stock	(64,084)	-	-	-	(64,084)
Proceeds from issuance of common stock	126	-	-	-	126
Dividends paid	(5,420)	-	-	-	(5,420)
Excess income tax benefits of stock-based compensation	3,661	-	-	-	3,661
Debt issuance costs and other	-	(3)	-	-	(3)
Intercompany transactions	(23,450)	23,475	(25)	-	-
Net cash provided by (used in) financing activities	(89,167)	23,472	(25)	-	(65,720)
Decrease in cash and cash equivalents	(67,668)	(75,470)	-	-	(143,138)
Cash and cash equivalents, beginning of period	186,368	111,031	-	-	297,399
Cash and cash equivalents, end of period	$118,700	$35,561	$-	$-	$154,261

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are an independent energy company engaged in crude oil refining and the wholesale marketing of refined petroleum products.  We operate refineries (the “Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a total annual average crude oil capacity of approximately 182,000 barrels per day (“bpd”).  The crude oil capacity increased from 162,000 bpd in April 2008, because of the completion of the crude unit and vacuum tower expansion at our El Dorado Refinery.  To assist in understanding our operating results, please refer to the operating data at the end of this analysis, which provides key operating information for our Refineries.  Refinery operating data is also included in our annual report on Form 10-K, our quarterly reports on Form 10-Q and on our web site at http://www.frontieroil.com.  We make our web site content available for informational purposes only.  The web site should not be relied upon for investment purposes nor is it incorporated by reference in this Form 10-Q.  We make available on this web site under “Investor Relations,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials with, or furnish those materials to, the SEC.

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

Three months ended March 31, 2009 compared with the same period in 2008

Overview of Results

We had net income for the three months ended March 31, 2009 of $73.5 million, or $0.70 per diluted share, compared to net income of $46.0 million, or $0.44 per diluted share, earned in the same period in 2008.  Our operating income of $119.9 million for the three months ended March 31, 2009 increased $46.1 million from the $73.8 million for the comparable period in 2008.  Product yields and product revenues were significantly higher during the three months ended March 31, 2009 because of a 20,000 bpd increase in capacity that resulted from the crude vacuum tower project and the major turnaround work completed at the El Dorado Refinery during the second quarter of 2008.  In addition, during the first quarter of 2009, we also received the benefit, primarily at our El Dorado Refinery, from purchasing discounted WTI crude oil versus a NYMEX WTI benchmark price because of the excess supply of crude oil at Cushing, Oklahoma.  This crude benefit has moderated since March 2009.  Our increased net income also benefited from a higher gasoline crack spread in the first quarter of 2009 ($7.04 per barrel) compared to the first quarter of 2008 ($4.24 per barrel).
Despite an increase in our net income from the first quarter of 2008 to the first quarter of 2009, certain indicators of our profitability continued to decline for the three months ended March 31, 2009, including the diesel crack spread ($20.92 per barrel in 2008 to $11.69 per barrel in 2009) and both the light/heavy and WTI/WTS crude oil differentials.  We expect the U.S. recession could continue to negatively impact our 2009 results by reducing demand for gasoline and diesel.  The light/heavy crude oil differential decreased from $19.48 per barrel for the three months ended March 31, 2008 to $6.49 per barrel for the comparable period of 2009.  The WTI/WTS crude oil differential decreased from $4.64 per barrel for the three months ended March 31, 2008 to $1.69 per barrel for the comparable period of 2009.

Specific Variances

Refined product revenues.  Refined product revenues decreased $385.4 million, or 32%, from $1.21 billion to $822.2 million for the three months ended March 31, 2009 compared to the same period in 2008.  This decrease resulted primarily from lower crude oil prices, which caused lower refined product prices in the three months ended March 31, 2009 ($45.84 lower average per sales barrel), despite a significant increase in sales volumes.
Manufactured product yields.  Yields increased 59,436 bpd at the El Dorado Refinery and decreased 2,882 bpd at the Cheyenne Refinery for the three months ended March 31, 2009 compared to same period in 2008.  The increase in yields at the El Dorado Refinery was due primarily to the crude unit and vacuum tower expansion and planned major turnaround work on the coker and the reformer during March 2008.
Other revenues.  Other revenues increased $45.9 million to a gain of $24.1 million for the three months ended March 31, 2009, compared to a loss of $21.8 million for the same period in 2008, the primary source of this gain being $22.2 million in net realized and unrealized gains from derivative contracts to hedge in-transit crude oil and excess inventories in the three months ended March 31, 2009.  This compared to $27.1 million in net realized and unrealized losses on derivative contracts to hedge in-transit crude oil and excess inventories in the three months ended March 31, 2008.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.  We had gasoline sulfur credit sales of $627,000 in the three months ended March 31, 2009 compared to $4.3 million in the comparable 2008 period, and $948,000 of ethanol Renewable Identification Number (“RIN”) sales in 2009 versus $737,000 in the comparable period of 2008.  Ethanol RINs were created as a tracking tool to ensure that nationwide a certain EPA regulated volume of renewable fuels are blended into gasoline.
Raw material, freight and other costs.  Raw material, freight and other costs decreased by $379.2 million, from $999.1 million in the three months ended March 31, 2008 to $619.9 million in the same period for 2009.  The decrease in raw material, freight and other costs was due to lower average crude oil prices and decreased purchased products, partially offset by increased overall crude oil charges and lower light/heavy and WTI/WTS crude oil differentials during the three months ended March 31, 2009 when compared to the same period in 2008.  For the three months ended March 31, 2009, we realized a reduction in raw material, freight and other costs as a result of inventory valuation gains of approximately $21.3 million after tax ($34.3 million pretax, consisting of a $18.8 million gain at the Cheyenne Refinery and a $15.5 million gain at the El Dorado Refinery).  For the three months ended March 31, 2008, we realized a reduction in raw material, freight and other costs as a result of inventory valuation gains of approximately $62.5 million after tax ($100.7 million pretax, comprised of a $20.9 million gain at the Cheyenne Refinery and a $79.8 million gain at the El Dorado Refinery).
The Cheyenne Refinery raw material, freight and other costs of $39.62 per sales barrel for the three months ended March 31, 2009 decreased from $79.59 per sales barrel in the same period in 2008 due to lower average crude oil prices and decreased purchased products, partially offset by lower light/heavy crude oil differentials.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $5.84 per barrel in the three months ended March 31, 2009 compared to $18.36 per barrel in the same period in 2008.
The El Dorado Refinery raw material, freight and other costs of $37.94 per sales barrel for the three months ended March 31, 2009 decreased from $80.33 per sales barrel in the same period in 2008 primarily due to lower average crude oil price; however, overall crude charges increased, and we experienced lower crude oil differentials.  The WTI/WTS crude oil differential decreased from an average of $4.64 per barrel in the three month period ended March 31, 2008 to $1.69 per barrel in the same period in 2009.  The light/heavy crude oil differential decreased from an average of $21.45 per barrel in the three month period ended March 31, 2008 to $7.54 per barrel in the same period in 2009.
Refinery operating expenses.  Refinery operating expenses, excluding depreciation, were $75.9 million in the three months ended March 31, 2009 compared to $87.6 million in the comparable period of 2008.
The Cheyenne Refinery operating expenses, excluding depreciation, were $28.2 million for the three months ended March 31, 2009 compared to $29.2 million in the comparable period of 2008.  The primary area of decreased costs was: natural gas costs ($3.1 million due to decreased prices and lower volumes), partially offset by increased additives and chemicals costs ($771,000), increased turnaround amortization ($588,000 due to amortization costs of 2008 turnarounds), and increased salaries and benefits expenses ($522,000).
The El Dorado Refinery operating expenses, excluding depreciation, were $47.7 million for the three months ended March 31, 2009, decreasing from $58.4 million in the same three month period of 2008.  Primary areas of decreased costs and variance amounts for the 2009 period compared to the 2008 period were: natural gas costs ($7.8 million due to decreased prices and lower volumes) and maintenance costs ($6.6 million lower, primarily due to demolition, catalyst and repair costs incurred during the March 2008 turnaround), partially offset by increased additives and chemicals costs ($1.1 million), increased electricity ($1.1 million), increased property and other taxes ($601,000), and increased salaries and benefits expenses ($744,000).
Selling and general expenses.  Selling and general expenses, excluding depreciation, increased $2.1 million, or 20%, from $10.4 million for the three months ended March 31, 2008 to $12.4 million for the three months ended March 31, 2009, due to $1.9 million of higher salaries and benefit expenses (including stock-based compensation expense) in 2009.
Depreciation, amortization and accretion.  Depreciation, amortization and accretion increased $3.2 million, or 21%, for the three months ended March 31, 2009 compared to the same period in 2008 because of increased capital investments in our Refineries, including our El Dorado Refinery crude unit and vacuum tower expansion project that was placed into service in the second quarter of 2008.
Interest expense and other financing costs.  Interest expense and other financing costs of $7.4 million for the three months ended March 31, 2009 increased $5.8 million, from $1.6 million in the comparable period in 2008.  Increases in interest expense related to an additional $4.3 million of interest incurred as a result of the 8.5% senior notes offering completed in the third quarter of 2008 and lower capitalized interest in 2009 compared to 2008.  Capitalized interest for the three months ended March 31, 2009 was $961,000 compared to $2.6 million for the same period in 2008.  Average debt outstanding was $350.0 million and $150.5 during the three months ended March 31, 2009 and 2008, respectively (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income decreased $1.8 million, or 78%, from $2.3 million in the three months ended March 31, 2008, to $516,000 in the three months ended March 31, 2009, because of lower interest rates during the 2009 period, partially offset by a higher cash balance in 2009.
Provision for income taxes.  The provision for income taxes for the three months ended March 31, 2009 was $39.5 million on pretax income of $113.0 million (or 35.0%).  Our provision for income taxes for the three months ended March 31, 2008 was $28.5 million on pretax income of $74.5 million (or 38.3%).  The effective tax rate for the three months ended March 31, 2009 was lower than the effective tax rate in the comparable period in 2008 primarily because the benefit of the Section 199 production activities deduction for manufacturers (based on taxable income) was greater in the three months ended March 31, 2009, than in the comparable period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities.  Net cash provided by operating activities was $188.2 million for the three months ended March 31, 2009 compared to net cash used in operating activities of $26.4 million during the three months ended March 31, 2008.  Higher operating income and cash flows provided from working capital changes both attributed to higher cash flows during the 2009 period, while cash from working capital changes represented a use of cash during the same period in 2008.  Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Working capital changes provided a total of $85.4 million of cash during the first three months of 2009 compared to a $91.1 million use of cash for the same period in 2008.  The most significant components of the working capital changes were a decrease in receivables of $54.5 million in the first three months of 2009 compared to a decrease in receivables of $3.5 million in the 2008 comparable period, an increase in inventories of $36.5 million in the 2009 period compared to an increase in inventories of $94.6 million in the 2008 comparable period and an increase in current accrued liabilities of $28.2 in the three months ended March 31, 2009 compared to a decrease of $10.8 million during the comparable period in 2008. During the three months ended March 31, 2009, we received income tax refunds of $51.6 million, consisting mostly of our estimated federal and state income tax overpayments from 2008.  At March 31, 2009, we had $631.7 million of cash and cash equivalents, $715.3 million of working capital, and $257.9 million of borrowing base availability for cash borrowings under our $500.0 million revolving credit facility.
Cash flows used in investing activities.  Capital expenditures during the first three months of 2009 were $32.7 million, which included approximately $19.0 million for the El Dorado Refinery and $13.6 million for the Cheyenne Refinery. The $19.0 million of capital expenditures for our El Dorado Refinery included $6.2 million on the gasoil hydrotreater revamp, $4.8 million for the catalytic cracker expansion, $3.1 million on the coke drum replacement which was substantially completed in the third quarter of 2008 ($60.4 million estimated total cost), as well as operational, payout, safety, administrative, environmental and optimization projects.  The $19.0 million of capital expenditures for our Cheyenne Refinery included approximately $2.9 million for the for the new Cheyenne Refinery office building, as well as environmental, operational, safety, administrative and payout projects.
Cash flows from financing activities.  During the three months ended March 31, 2009, treasury stock increased by 77,085 shares ($1.1 million) from stock surrendered by employees to pay withholding taxes on stock-based compensation which vested during the first three months of 2009.  We also paid $6.3 million in dividends during the three months ended March 31, 2009.
During the three months ended March 31, 2009, we issued 15,000 shares of common stock from our treasury stock in connection with a stock option exercise by a member of our Board of Directors, for which we received $70,000 in cash.  As of March 31, 2009, we had $347.3 million of long-term debt outstanding and no borrowings under our revolving credit facility.  We also had $10.0 million of letters of credit outstanding under our revolving credit facility.  We were in compliance with the financial covenants of our revolving credit facility as of March 31, 2009.  Shareholders’ equity as of March 31, 2009 was $1.12 billion.
Our Board of Directors declared regular quarterly cash dividends of $0.06 per share in November 2008 and February 2009, which were paid in January and April 2009, respectively.  The total cash required for the dividend declared in February 2009 was approximately $6.2 million and was included in “Accrued liabilities and other” on the March 31, 2009 Condensed Consolidated Balance Sheet.

FUTURE CAPITAL EXPENDITURES

Significant future capital projects.  The gasoil hydrotreater revamp at the El Dorado Refinery is the key project to achieve gasoline sulfur compliance for our El Dorado Refinery and has a total estimated cost of $90 million ($43.1 million incurred as of March 31, 2009) (see “Environmental” in Note 13 in the “Notes to Condensed Consolidated Financial Statements”).  The project will also result in a significant yield improvement for the catalytic cracking unit and is anticipated to be completed in the first quarter of 2010.  As of March 31, 2009, outstanding non-cancelable purchase commitments for the gasoil hydrotreater revamp were $8.7 million.  The El Dorado Refinery’s catalytic cracker expansion project has a total estimated cost of $29 million ($5.4 million incurred as of March 31, 2009).  The project is anticipated to be completed in the fall of 2009 and had outstanding non-cancelable purchase commitments at March 31, 2009 of $3.0 million.  The El Dorado Refinery catalytic cracker regenerator emission control project, with a fall 2009 estimated completion date and total estimated cost of $34 million ($20.3 million incurred as of March 31, 2009), will add a scrubber to improve the environmental performance of the unit, specifically as it relates to flue-gas emissions.  This project is necessary to meet various EPA requirements (see “Environmental” in Note 13 in the “Notes to Condensed Consolidated Financial Statements”).  At March 31, 2009, the catalytic cracker regenerator emission control project had outstanding non-cancelable purchase commitments of $1.7 million.  The above amounts include estimated capitalized interest.
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

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the three months ended March 31, 2009 and 2008.  The statistical information includes the following terms:

·	NYMEX WTI - the benchmark West Texas Intermediate crude oil priced on the New York Mercantile Exchange.
·	Charges - the quantity of crude oil and other feedstock processed through Refinery units on a bpd basis.
·	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
·	Gasoline and diesel crack spreads - the average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average NYMEX WTI crude oil price.
·	Cheyenne light/heavy crude oil differential - the average differential between the NYMEX WTI crude oil price and the heavy crude oil delivered to the Cheyenne Refinery.
·	WTI/WTS crude oil differential - the average differential between the NYMEX WTI crude oil price and the West Texas sour crude oil priced at Midland, Texas.
·	El Dorado Refinery light/heavy crude oil differential - the average differential between the NYMEX WTI crude oil price and heavy crude oil delivered to the El Dorado Refinery.

Consolidated:

	Three Months Ended March 31,
	2009	2008
Charges (bpd)
Light crude	35,029	11,060
Heavy and intermediate crude	130,066	92,813
Other feed and blendstocks	17,380	22,145
Total	182,475	126,018

Manufactured product yields (bpd)
Gasoline	82,768	65,498
Diesel and jet fuel	70,759	38,824
Asphalt	1,386	5,568
Other	24,507	12,973
Total	179,420	122,863

Total product sales (bpd)
Gasoline	92,002	75,328
Diesel and jet fuel	70,580	38,607
Asphalt	1,120	5,281
Other	15,711	17,932
Total	179,413	137,148

Refinery operating margin information (per sales barrel)
Refined products revenue	$50.92	$96.76
Raw material, freight and other costs	38.39	80.06
Refinery operating expenses, excluding depreciation	4.70	7.02
Depreciation, amortization and accretion	1.12	1.19

Average NYMEX WTI (per barrel) (1)	$43.18	$97.68
Average light/heavy differential (per barrel) (1)	6.49	19.48
Average gasoline crack spread (per barrel) (1)	7.04	4.24
Average diesel crack spread (per barrel) (1)	11.69	20.92

Average sales price (per sales barrel)
Gasoline	$52.78	$103.46
Diesel and jet fuel	56.33	119.62
Asphalt	44.90	34.11
Other	16.11	37.81
(1) The 2008 amounts are restated to reflect current year presentation measurement under NYMEX WTI.

Cheyenne Refinery:

	Three Months Ended March 31,
	2009	2008

Charges (bpd)
Light crude	11,882	8,141
Heavy and intermediate crude	28,422	35,009
Other feed and blendstocks	1,997	1,644
Total	42,301	44,794

Manufactured product yields (bpd)
Gasoline	18,346	20,472
Diesel	14,678	13,394
Asphalt	1,386	5,568
Other	6,437	4,295
Total	40,847	43,729

Total product sales (bpd)
Gasoline	27,921	29,036
Diesel	14,162	12,399
Asphalt	1,120	5,281
Other	5,030	4,402
Total	48,233	51,118

Refinery operating margin information (per sales barrel)
Refined products revenue	$50.02	$93.65
Raw material, freight and other costs	39.62	79.59
Refinery operating expenses, excluding depreciation	6.50	6.28
Depreciation, amortization and accretion	1.70	1.43

Average light/heavy crude oil differential (per barrel) (1)	$5.84	$18.36
Average gasoline crack spread (per barrel) (1)	4.42	2.56
Average diesel crack spread (per barrel) (1)	12.87	21.95

Average sales price (per sales barrel)
Gasoline	$52.27	$102.24
Diesel	58.90	123.35
Asphalt	44.90	34.11
Other	13.65	24.70
(1) The 2008 amounts are restated to reflect current year presentation measurement under NYMEX WTI.

El Dorado Refinery:

	Three Months Ended March 31,
	2009	2008

Charges (bpd)
Light crude	23,147	2,918
Heavy and intermediate crude	101,644	57,804
Other feed and blendstocks	15,384	20,501
Total	140,175	81,223

Manufactured product yields (bpd)
Gasoline	64,421	45,027
Diesel and jet fuel	56,081	25,431
Other	18,070	8,678
Total	138,572	79,136

Total product sales (bpd)
Gasoline	64,081	46,292
Diesel and jet fuel	56,418	26,209
Other	10,681	13,530
Total	131,180	86,031

Refinery operating margin information (per sales barrel)
Refined products revenue	$51.25	$98.61
Raw material, freight and other costs	37.94	80.33
Refinery operating expenses, excluding depreciation	4.04	7.45
Depreciation, amortization and accretion	0.91	1.05

Average WTI/WTS crude oil differential (per barrel)	$1.69	$4.64
Average light/heavy crude oil differential (per barrel) (1)	7.54	21.45
Average gasoline crack spread (per barrel) (1)	8.18	5.30
Average diesel crack spread (per barrel) (1)	11.39	20.43

Average sales price (per sales barrel)
Gasoline	$53.01	$104.23
Diesel and jet fuel	55.68	117.86
Other	17.28	42.08
(1) The 2008 amounts are restated to reflect current year presentation measurement under NYMEX WTI.

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
Under our FIFO inventory accounting method, crude oil price movements can cause significant fluctuations in the valuation of our crude oil, unfinished products and finished products inventories, typically resulting in inventory gains when crude oil prices increase and inventory losses when crude oil prices decrease during the reporting period.

Price Risk Management Activities.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on future production.  The commodity derivative contracts used by us may take the form of futures contracts, collars or price swaps.  We believe that there is minimal credit risk with respect to our counterparties.  We account for our commodity derivative contracts that do not qualify for hedge accounting utilizing mark-to-market accounting, with gains or losses on transactions being reflected in “Other revenues” on the Condensed Consolidated Statements of Income and Comprehensive Income for each period.  When the derivative contracts are designated as fair value hedges for accounting purposes, the gains or losses are recognized in the related inventory in “Inventory of crude oil, products and other” on the Condensed Consolidated Balance Sheets and ultimately, when the inventory is charged or sold, in “Raw material, freight and other costs” on the Condensed Consolidated Statements of Income and Comprehensive Income.  See Note 12 “Price Risk Management Activities” in the “Notes to Condensed Consolidated Financial Statements.”
Our outstanding derivatives sell contracts and net unrealized losses as of March 31, 2009 are summarized below:

Commodity	Period	Volume (thousands of bbls)	Expected Close Out Date	Unrealized Net Loss (in thousands)
Crude Oil	May 2009	878	April 2009	$(2,982)
Crude Oil	June 2009	413	May 2009	(248)

Interest Rate Risk.  Borrowings under our revolving credit facility bear a current market rate of interest.  A one percent increase or decrease in the interest rates on our revolving credit facility would not significantly affect our earnings or cash flows.  Our $150.0 million principal of 6.625% Senior Notes due 2011 and $200 million 8.5% Senior Notes due 2016 that were outstanding at March 31, 2009 have fixed interest rates.  Thus, our long-term debt is not exposed to cash flow risk from interest rate changes.  Our long-term debt, however, is exposed to fair value risk.  The estimated fair value of our 6.625% Senior Notes was $146.3 million and our 8.5% Senior Notes was $197.0 million at March 31, 2009.

ITEM 4.        CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the  effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, our President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.
Legal Proceedings –

See Notes 13 and 14 in the Notes to Condensed Consolidated Financial Statements.
Beverly Hills Lawsuits.  On January 15, 2009, the attorneys for the plaintiffs in the Beverly Hills lawsuits to which we were a party were paid $10.0 million from the Company, its subsidiary and its insurance provider in settlement of claims against us following summary judgment rulings by the Los Angeles Superior Court in favor of Frontier Oil Corporation and Wainoco Oil & Gas Company in 2006.   The Los Angeles Superior Court had approved the settlement in December 2008, as a result of which all of the plaintiffs, except one, who named Frontier Oil Corporation and/or Wainoco Oil & Gas Company dismissed with prejudice and/or completely released us from all of their existing and future claims.  Frontier’s share of the cost of the settlement was approximately $6.3 million, which was funded from the Company’s commutation account that had previously been established with an insurance provider.
The Beverly Hills lawsuits were initiated in April 2003 when a law firm began filing claims against the Beverly Hills Unified School District and the City of Beverly Hills on behalf of former students, school employees, area residents and others alleging that emissions from an oil field and a heating and cooling production facility caused cancers or various other health problems in those individuals.  Wainoco Oil & Gas Company, the Frontier subsidiary that owned and operated the production facilities from 1985 to 1995, and Frontier were named in seven such suits: Moss et al. v. Venoco, Inc. et al., filed in June 2003; Ibraham et al. v. City of Beverly Hills et al., filed in July 2003; Yeshoua et al. v. Venoco, Inc. et al., filed in August 2003; Jacobs v. Wainoco Oil & Gas Company et al., filed in December 2003; Bussel et al. v. Venoco, Inc. et al., filed in January 2004; Steiner et al. v. Venoco, Inc. et al., filed in May 2004; and Kalcic et al. v. Venoco, Inc. et al., filed in April 2005.  As a result of court orders, only one claim against Wainoco Oil & Gas Company is pending, and the orders do not affect unresolved indemnity claims asserted by or against Frontier Oil Corporation.  Frontier does not believe that any potential future claims or litigation, by which similar or related claims may be asserted against the Company or its subsidiary, will result in any material liability or have any material adverse effect upon the Company.

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
Nancy J. Zupan
Vice President and Chief Accounting Officer (principal accounting officer)

Date: May 7, 2009