Form 10-K
period 2009-12-31
FRONTIER OIL CORP /NEW/
filed 2010-02-25
CIK 110430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
☑	OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐   No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2009 was $1.2 billion.

The number of shares of common stock outstanding as of February 19, 2010 was 104,684,956.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Proxy Statement for the registrant’s 2010 annual meeting of shareholders are incorporated by reference into Items 10 through 14 of Part III.

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

Overview
We are an independent energy company, organized in the State of Wyoming in 1977, engaged in crude oil refining and the wholesale marketing of refined petroleum products.  We operate refineries (the “Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas with a total annual average crude oil capacity of approximately 187,000 barrels per day (“bpd”).  Both of our Refineries are complex refineries, which means that they can process heavier, less expensive types of crude oil and still produce a high percentage of gasoline, diesel fuel and other high value refined products.  We focus our marketing efforts in the Rocky Mountain region and the Plains States, which we believe are among the most attractive refined products markets in the United States.  The operations of refining and marketing of petroleum products are considered part of one reporting segment.
Cheyenne Refinery.  Our Cheyenne Refinery has a permitted crude oil capacity of 52,000 bpd on a twelve-month average.  We market its refined products primarily in the eastern slope of the Rocky Mountain region, which encompasses eastern Colorado (including the Denver metropolitan area), eastern Wyoming and western Nebraska (the “Eastern Slope”).  The Cheyenne Refinery has a coking unit, which allows the refinery to process extensive amounts of heavy crude oil for use as a feedstock when economical. The ability to process heavy crude oil lowers our raw material costs because heavy crude oil is generally less expensive than lighter types of crude oil. For the year ended December 31, 2009, heavy crude oil constituted approximately 50% of the Cheyenne Refinery’s total crude oil charge.  For the year ended December 31, 2009, the Cheyenne Refinery’s product yield included gasoline (48%), diesel fuel (37%) and asphalt and other refined petroleum products (15%).
El Dorado Refinery.  The El Dorado Refinery is one of the largest refineries in the Plains States and the Rocky Mountain region with crude oil capacity of 135,000 bpd.  The El Dorado Refinery can select from many different types of crude oil because of its direct access to Cushing, Oklahoma, which is connected by pipelines to west Texas, the Gulf Coast and to Canada.  This access, combined with the El Dorado Refinery’s complexity (including a coking unit), gives it the flexibility to refine a wide variety of crude oils.  We have a refined product offtake agreement for gasoline and diesel production at this Refinery with Shell Oil Products US (“Shell”) that terminates at the end of 2014.  Shell has also agreed to purchase all jet fuel production until the end of the product offtake agreement.  We market gasoline and diesel in the same markets where Shell currently sells the El Dorado Refinery’s products, primarily in Denver and throughout the Plains States.  For the year ended December 31, 2009, the El Dorado Refinery’s product yield included gasoline (49%), diesel and jet fuel (41%) and chemicals and other refined petroleum products (10%).
Other Assets.  The Company owns Ethanol Management Company (“EMC”) which is a 25,000 bpd products terminal and blending facility located near Denver, Colorado.  We also purchased in December 2009 a refined products pipeline which runs from Cheyenne, Wyoming to Sidney, Nebraska and the associated refined products terminal and truck rack at Sidney, Nebraska.

Refining Operations
Varieties of Crude Oil and Products.  Traditionally, crude oil has been classified within the following types:
●sweet (low sulfur content),
●sour (high sulfur content),
●   light (high gravity),
●heavy (low gravity) and
●intermediate (if gravity or sulfur content is in between).

For the most part, heavy crude oil tends to be sour and light crude oil tends to be sweet.  When refined, light crude oil produces a higher proportion of high value refined products such as gasoline, diesel and jet fuel and, as a result, is more expensive than heavy crude oil.  In contrast, heavy crude oil produces more low value by-products and heavy residual oils.  The discount at which heavy crude oil sells compared to light crude oil is known in the industry as the light/heavy spread or differential, while the discount at which sour crude oil sells compared to sweet crude oil is known as the sweet/sour, or WTI/WTS, spread or differential.  Coking units, such as the ones at our Refineries, can process certain by-products and heavy residual oils to produce additional volumes of gasoline and diesel, thus increasing the aggregate yields of higher value refined products from the same initial barrel of crude oil.
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
During 2009, major turnaround work at the El Dorado Refinery involved the fluid catalytic cracking unit (“FCCU”), gasoil hydrotreater and a distillate hydrotreater.  The timing of these outages coincided with the completion of major capital projects including the catalytic cracker reliability project and the first phase of the gasoil hydrotreater revamp project.  Turnaround work during 2010 at the El Dorado Refinery is modest in scope and is limited to annual catalyst reformer regenerations and coker furnace cleaning.  In conjunction with these turnaround projects, we plan to integrate the gasoil hydrotreater revamp project in 2010.
At the Cheyenne Refinery, 2009 turnaround work was limited in scope and included two catalyst regenerations for the reformer and outages on its associated hydrotreater.  In 2010, the plant will have another catalyst regeneration for the reformer during the spring, then major turnaround activity during the fall on the FCCU, alkylation unit, distillate hydrotreater, and scanfiner.

Marketing and Distribution
Cheyenne Refinery.  The primary market for the Cheyenne Refinery’s refined products is the Eastern Slope.  For the year ended December 31, 2009, we sold approximately 75% of the Cheyenne Refinery’s gasoline volumes in Colorado and 20% in Wyoming.  For the year ended December 31, 2009, we sold approximately 71% of the Cheyenne Refinery’s diesel in Wyoming and 18% in Colorado. Because of the location of the Cheyenne Refinery, we are able to sell a significant portion of its diesel product from the truck rack at the Refinery, thereby eliminating product transportation costs.  The gasoline and remaining diesel produced by this Refinery are primarily shipped via pipeline to terminals for distribution by truck or rail.  Pipeline shipments from the Cheyenne Refinery are handled mainly by the Plains All American Pipeline (formerly Rocky Mountain Pipeline), serving Denver and Colorado Springs, Colorado, and the Frontier Pipeline (formerly the ConocoPhillips Pipeline), serving Sidney, Nebraska.
We sell refined products from our Cheyenne Refinery to a broad base of independent retailers, jobbers and major oil companies.  Refined product prices are determined by local market conditions at distribution centers known as “terminal racks,” and prices at the terminal racks are posted daily by sellers.  The customer at a terminal rack typically supplies its own truck transportation.  In the year ended December 31, 2009, approximately 90% of the Cheyenne Refinery’s sales were made to its 25 largest customers compared to the year ended December 31, 2008, when approximately 87% of the Cheyenne Refinery’s sales were made to its 25 largest customers.  Occasionally, volumes sold exceed the Refinery’s production, in which case we purchase product in the spot market as needed.
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
For the year ended December 31, 2009, Shell was the El Dorado Refinery’s largest customer, and our only customer which represented more than 10% of our total consolidated sales.  For 2009, sales to Shell represented approximately 49% of the El Dorado Refinery’s total sales and 38% of our total consolidated sales.  Under the offtake agreement, Shell purchases gasoline, diesel and jet fuel produced by the El Dorado Refinery at market-based prices through December 2014.  In aggregate during 2009, we retained and marketed 60,000 bpd of the Refinery’s gasoline and diesel production while the remaining production was sold to Shell.  As our sales to Shell under this agreement decrease, we intend to sell the gasoline and diesel produced by the El Dorado Refinery in the same general markets currently served by Shell, as previously described.

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
Cheyenne Refinery.  In the year ended December 31, 2009, we obtained approximately 40% of the Cheyenne Refinery’s crude oil charge from Canada, 25% from Wyoming, 25% Bakken crude oil from North Dakota and Montana, 9% from Colorado and 1% from other domestic sources.  During the same period, heavy crude oil constituted approximately 50% of the Cheyenne Refinery’s total crude oil charge, compared to 76% in 2008.  Due to the deterioration of the light/heavy crude oil differential in 2009 and a reduced economic benefit from processing heavy crude oil, the Company processed significantly less heavy crude in 2009 compared to 2008.  Cheyenne is 88 miles south of Guernsey, Wyoming, the main hub and crude oil trading center for the Rocky Mountain region.  We transport crude oil from Guernsey to the Cheyenne Refinery via common carrier pipelines owned by Plains All American Pipeline and Suncor Energy.  Ample quantities of heavy crude oil are available at Guernsey, including both locally produced Wyoming general sour and imported Canadian heavy crude oil, which is supplied by the Express pipeline system.  This type of crude oil typically sells at a discount from lighter crude oil prices.
El Dorado Refinery.  In the year ended December 31, 2009, we obtained approximately 58% of the El Dorado Refinery’s crude oil charge from Texas, 27% from Canada, 6% from the Gulf of Mexico, 4% from Kansas, and the remaining 5% from other foreign and domestic locations.  El Dorado is 125 miles north of Cushing, Oklahoma, a major crude oil hub.  The Cushing hub is supplied by the Seaway Pipeline, which runs from the Gulf Coast; the Basin Pipeline, which runs through Wichita Falls, Texas from West Texas; the Sun Pipeline, which originates at the Gulf Coast and connects to the Basin Pipeline at Wichita Falls; and the Spearhead Pipeline, which connects at Flanagan, Illinois with the Enbridge Pipeline to bring crude oil from Canada.  The Osage Pipeline runs from Cushing to El Dorado and transported approximately 96% of our crude oil charge during the year ended December 31, 2009.  The remainder of our crude oil charge was transported to the El Dorado Refinery through Kansas gathering system pipelines.  We have a Transportation Services Agreement to transport up to 38,000 bpd of crude oil on the Spearhead Pipeline from Flanagan, Illinois to Cushing, Oklahoma, enabling us to transport Canadian crude oil to our El Dorado Refinery.  The initial term of this agreement expires in 2016.  We have the right to extend the agreement for an additional ten years and to increase the volume transported under a preferential tariff to 50,000 bpd.

Government Regulation
Environmental Matters.  See “Environmental” in Note 13 in the “Notes to Consolidated Financial Statements.”

Safety
We are subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state occupational safety statutes.
The Cheyenne Refinery’s OSHA recordable incident rate in 2009 was 2.0, which was a 20% improvement over 2008 but remains higher than the latest reported U.S. refining industry average of 1.1 as compiled by the United States Department of Labor.  We continue to emphasize safety at all levels of the Cheyenne Refinery organization to continue the improvement in performance we have seen over the past few years.  An area of greater improvement in Cheyenne was the 2009 contractor recordable rate which dropped 76%, from 2.9 in 2008 to 0.7 in 2009.
The El Dorado Refinery sustained its OSHA recordable incident rate of 0.6 in 2009, which is significantly better than the refining industry average of 1.1.  Management and employees at the El Dorado Refinery remain committed to programs, processes and behaviors that drive safety excellence.  A key initiative for the El Dorado Refinery during 2009 was to facilitate an improvement in the safety performance of its contractors.  This focus resulted in the contractor recordable rate at the El Dorado Refinery improving to 1.4, a 30% reduction versus 2008.
During 2010, we will continue with the safety processes and initiatives that have proven to promote and sustain continued safety improvement in our Refineries.  These efforts include programs in both areas of occupational and process safety and are comprehensive across all areas of the Refineries.  Behavior-based safety programs have been in place at both Refineries for many years, and continue to evolve in response to our performance.  Process safety became a more focused aspect of our safety management systems three years ago, with dedicated process safety departments at both Refineries.  Our employees and management continue to dedicate their efforts to a balanced safety program that combines individual behavioral elements and risk-based process safety elements in a safety-coaching environment with structured, management-driven programs to improve the safety of our facilities.  Our objective is to provide a safe working environment for employees and contractors and continue educating them about how to work safely.  Encouraging all employees and contractors to contribute toward improving safety performance through personal involvement in safety-related activities is an industry-proven method of reducing injuries.

Employees
At December 31, 2009, we employed 843 full-time employees: 94 in the Houston and Denver offices, 313 at the Cheyenne Refinery, and 436 at the El Dorado Refinery.  The Cheyenne Refinery employees included 116 administrative and technical personnel and 197 union members.  The El Dorado Refinery employees included 154 administrative and technical personnel and 282 union members.  The union members at our El Dorado Refinery are represented by the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USW”).  The union members at our Cheyenne Refinery are represented by seven bargaining units, the largest being the USW and the others being various craft unions.
For our Cheyenne Refinery, the current contract between the Company, the USW, and its Local 8-0574 expires in March 2012.  The current contract between the Company, the craft unions, and its various local chapters expires in June 2012.
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
Our cash flow from operations is primarily dependent upon producing and selling refined products at margins that are high enough to cover our fixed and variable expenses.  In recent years, crude oil costs and crack spreads (the difference between refined product sales prices and crude oil prices) have fluctuated substantially.  Factors that may affect crude oil costs and refined product prices include:
● overall demand for crude oil and refined products;
● general economic conditions;
● the level of foreign and domestic production of crude oil and refined products;
● the availability of imports of crude oil and refined products;
● the marketing of alternative and competing fuels;
● the extent of government regulation;
● global market dynamics;
● product pipeline capacity;
● local market conditions; and
● the level of production from competing refineries.
Crude oil supply contracts are generally short-term contracts with price terms that change as market prices change.  Our crude oil requirements are supplied from sources that include:
● major oil companies;
● crude oil marketing companies;
● large independent producers; and
● smaller local producers.
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

Our profitability is affected by crude oil differentials, which has declined and accordingly decreased our profitability.
The light/heavy crude oil differentials that we report are the average differential between the benchmark West Texas Intermediate (“WTI”) crude oil priced on the New York Mercantile Exchange and the heavy crude oil priced as delivered to our Cheyenne Refinery or El Dorado Refinery, respectively.  The WTI/WTS (sweet/sour) crude oil differential is the average differential between benchmark WTI crude oil priced on the New York Mercantile Exchange and West Texas sour crude oil priced at Midland, Texas.  Our profitability at our Cheyenne Refinery is affected by the light/heavy crude oil differential, and our profitability at our El Dorado Refinery is affected by the WTI/WTS crude oil differential and the light/heavy crude oil differential.  Traditionally, we have preferred to refine heavy sour crude oil at the Cheyenne Refinery and intermediate sour crude oil at the El Dorado Refinery because these crudes have provided a higher refining margin than light or sweet crude oil.  Accordingly, the reduction of these crude oil differentials from 2008 to 2009 reduced our profitability.  The Cheyenne Refinery light/heavy crude oil differential averaged $6.61 per barrel in the year ended December 31, 2009, compared to $17.15 per barrel in the same period in 2008.  The El Dorado Refinery light/heavy crude oil differential averaged $6.01 per barrel in the year ended December 31, 2009 compared to $17.85 per barrel in 2008.  The WTI/WTS crude oil differential averaged $1.65 per barrel in the year ended December 31, 2009, compared to $3.92 per barrel in the same period in 2008.  Crude oil prices dropped dramatically during the latter part of 2008 and trended upward through 2009, without a corresponding upward trend in crude oil differentials.  This resulted in significant narrowing of the light/heavy crude oil differentials and WTI/WTS crude oil differentials.  In addition, the light/heavy crude oil differential has declined rapidly due to the significant industry investment over the last few years in equipment to process heavy/sour crude oil as well as a decline in availability of these types of crudes.  The crude oil differentials may continue this trend and thus continue to negatively impact on our profitability.

Our risk management activities may generate substantial losses and limit potential gains.
In order to hedge and limit potential financial losses on certain of our inventories, we from time to time enter into derivative contracts to make forward sales or purchases of crude oil, refined products, natural gas and other commodities and to hedge interest rate risk.  We may also use options or swaps to accomplish similar objectives.  During the year ended December 31, 2009, we incurred pre-tax hedging losses of $11.7 million recorded in “Other revenues” in the Consolidated Statements of Operations.  To the extent we use progressively more Canadian crude oil at our Refineries, both our total crude oil inventories and the amount of hedged inventories are likely to increase in future periods.  See “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A.

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
Among these factors is the demand for crude oil and refined products, which is largely driven by the conditions of local and worldwide economies as well as by weather patterns and the taxation of these products relative to other energy sources.  Governmental regulations and policies, particularly in the areas of taxation, energy and the environment, also have a significant impact on our activities. Operating results can be affected by these industry factors and by competition in the particular geographic areas that we serve.  The demand for crude oil and refined products can also be reduced due to a local or national recession or other adverse economic condition that results in lower spending by businesses and consumers on gasoline and diesel fuel, a shift by consumers to more fuel-efficient vehicles or alternative fuel vehicles (such as ethanol or wider adoption of gas/electric hybrid vehicles), or an increase in vehicle fuel economy, whether as a result of technological advances by manufacturers, legislation mandating or encouraging higher fuel economy or the use of alternative fuel.
In addition, our profitability depends largely on the spread between market prices for refined petroleum products and crude oil prices.  This margin is continually changing and may fluctuate significantly from time to time.  Crude oil and refined products are commodities whose price levels are determined by market forces beyond our control.  Due to the seasonality of refined products markets and refinery maintenance schedules, results of operations for any particular quarter of a fiscal year are not necessarily indicative of results for the full year.  In general, prices for refined products are influenced by the price of crude oil.  Although an increase or decrease in the price of crude oil may result in a similar increase or decrease in prices for refined products, there may be a time lag in the realization of the similar increase or decrease in prices for refined products.  The effect of changes in crude oil prices on operating results therefore depends in part on how quickly refined product prices adjust to reflect these changes.  A substantial or prolonged increase in crude oil prices without a corresponding increase in refined product prices, a substantial or prolonged decrease in refined product prices without a corresponding decrease in crude oil prices, or a substantial or prolonged decrease in demand for refined products could have a significant negative effect on our results of operations and cash flows.  This potential negative impact on our income and cash flows from these external factors could result in an impairment of our property, plant and equipment or if significant enough the closure of one or both of our Refineries.

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
The refining industry is highly competitive.  Many of our competitors are either large integrated oil companies or major independent refining companies, that because of their more diverse operations, larger refineries and stronger capitalization may be better positioned than we are to withstand volatile industry conditions, including shortages or excesses of crude oil or refined products or intense price competition at the wholesale level.  Many of these competitors have financial and other resources substantially greater than ours.
We are not engaged in the petroleum exploration and production business and therefore do not produce any of our crude oil feedstocks.  We do not have a retail business and therefore are dependent upon others for outlets for our refined products.  Certain of our competitors, however, obtain a portion of their feedstocks from company-owned oil and gas production and also have retail outlets.  Competitors that have their own crude oil production or extensive retail outlets, with brand-name recognition, are at times able to offset losses from refining operations with profits from producing or retailing operations, and may be better positioned to withstand periods of depressed refining margins or feedstock shortages.  In addition, we compete with other industries, such as wind, solar and hydropower that provide alternative means to satisfy the energy and fuel requirements of our industrial, commercial and individual consumers.  If we are unable to compete effectively with these competitors, both within and outside our industry, there could be a material adverse effect on our business, financial condition and results of operations.

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
Our operations are subject to extensive federal, state and local environmental and health and safety laws and regulations relating to the protection of the environment, including those governing the emission or discharge of pollutants into the air and water, product specifications and the generation, treatment, storage, transportation, disposal or remediation of solid and hazardous waste and materials.  Environmental laws and regulations that affect the operations, processes and margins for our refined products are extensive and have become progressively more stringent.  Additional legislation or regulatory requirements or administrative policies could be imposed with respect to our products or activities, including such resulting from the impact of climate changes. Legislation regarding increases in the mandated use of alternative or renewable fuels and/or the reduction of greenhouse gas emissions from either transportation fuels or manufacturing processes is under consideration by the U.S. Congress.  In addition, the EPA has recently determined that greenhouse gases, including carbon dioxide, present a danger to human health and the environment, which may result in future regulation of such gases.  If climate change legislation is enacted or regulations promulgated, these requirements could materially impact the operations and financial position of the Company.  Compliance with more stringent laws or regulations or more vigorous enforcement policies of the regulatory agencies could adversely affect our financial position and results of operations and could require us to make substantial expenditures.  Any noncompliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities.  For examples of existing and potential future regulations and their possible effects on us, please see “Environmental” in Note 13 in the “Notes to Consolidated Financial Statements.”
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
In addition, supplies of crude oil to our El Dorado Refinery are sometimes shipped from Gulf Coast production or terminalling facilities.  This crude oil supply source could be potentially threatened in the event of future catastrophic damage to such facilities.

We may have labor relations difficulties with some of our employees represented by unions.
Approximately 57 percent of our employees were covered by collective bargaining agreements at December 31, 2009.  Our El Dorado Refinery union contract expires in January 2012 and our Cheyenne Refinery union contracts expire by March 2012, and there is no assurance that we will be able to enter into new contracts on terms acceptable to us or at all.  A failure to do so may increase our costs or result in an interruption of our business.  See Item 1 “Business-Employees.”  In addition, employees may conduct a strike at some time in the future, which may adversely affect our operations.

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

Refining and Terminal Operations
We own an approximately 255 acre site on which the Cheyenne Refinery is located in Cheyenne, Wyoming and an approximately 1,000 acre site on which the El Dorado Refinery is located in El Dorado, Kansas.  We lease the approximately two acre site in Henderson, Colorado on which our products and blending terminal is located.  We own an approximately 17 acre site on which our products terminal in Sidney, Nebraska is located.  We also own a 31 acre site on which a products terminal was previously located in North Platte, Nebraska.

Other Properties
We lease approximately 6,500 square feet of office space in Houston, Texas for our corporate headquarters under a lease expiring in October 2014.  We also lease approximately 28,000 square feet of office space in Denver, Colorado under a lease expiring in August 2015 for our refining, marketing and raw material supply operations.

Item 3.	Legal Proceedings

See “Litigation” and “Environmental” in Note 13 in the “Notes to Consolidated Financial Statements.”

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

Our common stock is listed on the New York Stock Exchange under the symbol FTO.  The quarterly high and low sales as reported on the New York Stock Exchange for 2009 and 2008 are shown in the following table:

2009	High	Low
Fourth quarter	$16.54	$11.03
Third quarter	15.15	12.00
Second quarter	18.40	12.09
First quarter	16.84	11.80
2008	High	Low
Fourth quarter	$18.38	$7.51
Third quarter	24.26	16.49
Second quarter	33.00	23.03
First quarter	41.00	25.22

The approximate number of holders of record for our common stock as of February 19, 2010 was 910. The quarterly cash dividend was $0.05 per share for the quarters ended June 30, 2007 through March 31, 2008.  The quarterly cash dividend was $0.06 per share for the quarters ended June 30, 2008 through December 31, 2009.  Our 6.625% Senior Notes, our 8.5% Senior Notes and our Revolving Credit Facility may restrict dividend payments based on the covenants related to interest coverage and restricted payments.  See Notes 7 and 8 in the “Notes to Consolidated Financial Statements.” Based on current market conditions and after giving effect to the change in inventory valuation method (see “Change in Accounting Principle – Inventory” in Note 3 of the “Consolidated Financial Statements”), the Company will be contractually unable to pay cash dividends in the foreseeable future under the restricted payments provision of the Company’s senior notes indentures.
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

500
400
300
200
100
0
12/31/04
12/31/05
12/31/06
12/31/07
12/31/08
12/31/09
FTO
Refining Peer Group
S&P 500 Index

Item 6.   Selected Financial Data

Five Year Financial Data
(Unaudited)	Years Ended December 31,
	2009	2008 As Adjusted (1)	2007 As Adjusted (1)	2006 As Adjusted (1)	2005 As Adjusted (1)
	(Dollars in thousands, except per share amounts)

Revenues	$4,237,213	$6,498,780	$5,188,740	$4,795,953	$4,001,162

Operating income (loss)	(105,370)	351,444	600,059	566,597	392,171

Cumulative effect of accounting change, net of income taxes (2)	-	-	-	-	(2,503)

Net income (loss)	(83,760)	226,053	402,332	374,565	239,160

Basic earnings (loss) per share:
Before cumulative effect of accounting change	$(0.81)	$2.19	$3.77	$3.36	$2.18
Cumulative effect of accounting change (2)	-	-	-	-	(0.02)
Net income (loss)	$(0.81)	$2.19	$3.77	$3.36	$2.16

Diluted earnings per share:
Before cumulative effect of accounting change	$(0.81)	$2.18	$3.73	$3.33	$2.13
Cumulative effect of accounting change (2)	-	-	-	-	(0.02)
Net income (loss)	$(0.81)	$2.18	$3.73	$3.33	$2.11

Working capital (current assets less current liabilities)	$498,190	$639,188	$371,527	$418,328	$213,667

Total assets	2,147,895	2,006,305	1,705,865	1,462,735	1,166,579

Long-term debt	347,485	347,220	150,000	150,000	150,000

Long-term liabilities	317,258	254,158	173,721	138,373	121,250

Shareholders' equity	943,976	1,038,976	880,631	714,664	422,214

Dividends declared per common share	$0.240	$0.230	$0.180	$0.100	$0.575

(1) In the fourth quarter of 2009, we adopted a change in accounting principle for inventory cost methods from a FIFO (first-in, first-out) basis to a LIFO (last-in, first-out) basis. Each individual prior period presented above has been adjusted to reflect the period specific effects of applying the new accounting principle. See Note 3 in the "Notes to Consolidated Financial Statements."

(2) As of December 31, 2005, we adopted FASB Accounting Standards Codification ("ASC") 410 "Asset Retirement and Environmental Obligations."

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

Overview
Our Refineries have a total annual average crude oil capacity of approximately 187,000 bpd.  The four significant indicators of our profitability, which are reflected and defined in the operating data at the end of this analysis, are the gasoline crack spread, the diesel crack spread, the light/heavy crude oil differential and the WTI/WTS crude oil differential.  Other significant factors that influence our financial results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas and maintenance).  During the fourth quarter of 2009, the Company changed its inventory valuation method for crude oil, unfinished products and finished products to the last-in, first-out (LIFO) method from the first-in, first-out (FIFO) method as previously disclosed.  See “Change in Accounting Principle – Inventory” in Note 3 in the “Consolidated Financial Statements” for additional information.  We typically do not use derivative instruments to offset price risk on our base level of operating inventories.  See “Price Risk Management Activities” under Item 7A for a discussion of our utilization of futures trading.
Crude oil market fundamentals, changes in the macro-economy and geopolitical considerations have caused crude oil prices to be highly volatile.  Our decreased profitability for the year ended December 31, 2009 was due to the decline of certain profitability indicators, including the diesel crack spread and crude oil differentials.  The decline in crude oil differentials has been caused by several factors, including significant industry equipment investments over the last few years to process heavy/sour crude oil and declining availability of these types of crudes.  We expect the U.S. recession, which has reduced demand for gasoline and diesel, and less attractive crude oil differentials could continue to negatively impact our 2010 results.
The poor refined product market conditions have resulted in an excess of refining capacity in the U.S. and worldwide.  This over-capacity is likely to continue until demand for refined products increases or capacity is reduced.  Our Cheyenne Refinery is more drastically impacted by these market conditions, and we are taking actions to improve the profitability at our Cheyenne Refinery.  These actions include a combination of cost reductions and projects aimed at energy efficiency, yield improvements and crude type flexibility.  At this time, we are unable to project when industry conditions will improve or what additional steps we may take in response.  We will continue to evaluate the need to impair any of our assets should market conditions continue to deteriorate.

2009 Compared with 2008
(2008 as Adjusted, see Note 3 to “Consolidated Financial Statements”)

Overview of Results

We had a net loss for the year ended December 31, 2009, of $83.8 million, or $0.81 per diluted share, compared to net income of $226.1 million, or $2.18 per diluted share, for the same period in 2008.  Our operating loss of $105.4 million for the year ended December 31, 2009 reflected a decrease of $456.8 million from the $351.4 million operating income for the comparable period in 2008.  The decrease in our results to a net loss for the year ended December 31, 2009, when compared to our net income for 2008, was due to the decline of the aforementioned profitability indicators during the year ended December 31, 2009, including the average diesel crack spread ($8.25 per barrel in 2009 compared to $24.59 per barrel in 2008), and the crude oil differentials.  The light/heavy crude oil differential decreased from $17.38 per barrel for the year ended December 31, 2008 to $6.34 per barrel for the comparable period of 2009.  The WTI/WTS crude oil differential decreased from $3.92 per barrel for the year ended December 31, 2008 to $1.65 per barrel for the comparable period of 2009.  Our results did benefit slightly from a higher average gasoline crack spread during the year ended December 31, 2009 ($7.60 per barrel) than in 2008 ($4.75 per barrel).
Product yields and sales volumes were higher during the year ended December 31, 2009 because of a 25,000 bpd increase in capacity that resulted from the crude vacuum tower project and the major turnaround work completed at the El Dorado Refinery during the second quarter of 2008.  In addition, during the first quarter of 2009, we received the benefit, primarily at our El Dorado Refinery, from purchasing discounted WTI crude oil versus a NYMEX WTI benchmark price because of the excess supply of crude oil at Cushing, Oklahoma.  This crude benefit has moderated since March 2009.

Specific Variances

Refined product revenues.  Refined product revenues decreased $2.10 billion, or 33%, from $6.34 billion to $4.24 billion for the year ended December 31, 2009 compared to 2008.  This decrease was due to a decrease in average product sales prices ($37.83 lower per sales barrel) partially offset by higher product sales volumes in 2009 (8,900 more bpd).  Sales prices decreased primarily because of lower crude oil prices, and correspondingly lower refined product prices during 2009 compared to 2008.
Manufactured product yields.  Manufactured product yields (“yields”) are the volumes of specific materials obtained through the distilling of crude oil and the operations of other refinery process units.  Yields increased 9,314 bpd at the El Dorado Refinery (as described above) and decreased 1,940 bpd at the Cheyenne Refinery for the year ended December 31, 2009 compared to 2008.
Other revenues.  Other revenues decreased $162.4 million to a $5.8 million loss for the year ended December 31, 2009 compared to a $156.6 million gain for 2008, the primary source of which was $11.7 million in net realized and unrealized losses from derivative contracts to hedge in-transit crude oil and excess inventories during the year ended December 31, 2009 compared to $146.5 million in net realized and unrealized gains from derivative contracts to hedge in-transit crude oil and excess inventories in 2008.  See “Price Risk Management Activities” under Item 7A and Note 14 in the “Notes to Consolidated Financial Statements” for a discussion of our utilization of commodity derivative contracts.  We had gasoline sulfur credit sales of $1.9 million in 2009 compared to $4.6 million in 2008 and $4.6 million of ethanol Renewable Identification Number (“RIN”) sales in 2009 compared to $4.5 million in 2008.  Ethanol RINs were created to assist in tracking the compliance with national EPA regulations for blending of renewable fuels.
Raw material, freight and other costs.  Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory.  Raw material, freight and other costs decreased by $1.83 billion, or 32%, during the year ended December 31, 2009, from $5.72 billion in 2008 to $3.89 billion in 2009.  The decrease in raw material, freight and other costs was due to lower average crude oil prices and decreased purchased products, partially offset by increased overall crude oil charges and lower crude oil differentials during the year 2009 when compared to 2008.  The average NYMEX WTI priced on the New York Mercantile Exchange was $61.82 per barrel for the year ended December 31, 2009 compared to $99.75 per barrel for the year ended December 31, 2008.  Average crude oil charges were 153,786 bpd for the year ended December 31, 2009 compared to 142,938 bpd in 2008.
The Cheyenne Refinery raw material, freight and other costs of $62.17 per sales barrel for the year ended December 31, 2009 decreased from $89.29 per sales barrel in the same period in 2008 due to lower average crude oil prices and lower purchased products costs, partially offset by lower light/heavy crude oil differentials and decreased overall crude oil charges.  Average crude oil charges of 41,475 bpd for the year ended December 31, 2009 were lower than the 43,590 bpd in 2008 because of the intentional reduction in charges during part of the year due to the low refined product margins.  The heavy crude oil utilization rate at the Cheyenne Refinery expressed as a percentage of the total crude oil charge decreased to 50% in the year ended December 31, 2009, from 76% in 2008 because we chose to process more light crude oils due to the narrowing of the light/heavy crude differential in 2009 (and thus the economic benefit of heavy crude oil).  The light/heavy crude oil differential for the Cheyenne Refinery averaged $6.61 per barrel in the year ended December 31, 2009 compared to $17.15 per barrel in 2008.
The El Dorado Refinery raw material, freight and other costs of $60.25 per sales barrel for the year ended December 31, 2009 decreased from $95.84 per sales barrel in the same period in 2008 due to lower average crude oil prices, partially offset by increased overall crude oil charges and lower crude oil differentials.  Average crude oil charges were 112,312 bpd for the year ended December 31, 2009, compared to 99,347 bpd in 2008.  The increase in average crude oil charges was due to the 25,000 bpd increase in capacity that resulted from the crude vacuum tower project and the major turnaround work completed at the El Dorado Refinery in the second quarter of 2008.  We realized a light/heavy crude oil differential of $6.01 per barrel during 2009 compared to $17.85 per barrel in 2008.  For the year ended December 31, 2009, the heavy crude oil utilization rate at our El Dorado Refinery expressed as a percentage of the total crude oil charge was approximately 15%, compared to 17% in 2008.  The WTI/WTS crude oil differential decreased from an average of $3.92 per barrel in the year ended December 31, 2008 to an average of $1.65 per barrel in 2009.
Refinery operating expenses.  Refinery operating expenses, excluding depreciation, include both the variable costs (energy and utilities) and the fixed costs (salaries, taxes, maintenance costs and other) of operating the Refineries.  Refinery operating expenses, excluding depreciation, decreased $65,000, to $321.3 million in the year ended December 31, 2009 from $321.4 million in 2008.
The Cheyenne Refinery operating expenses, excluding depreciation, were $122.0 million in the year ended December 31, 2009 compared to $116.7 million in 2008.  The increased expenses for 2009 compared to 2008 included: increased environmental costs ($7.7 million, primarily due to an accrual for a proposed EPA penalty), increased salaries and benefits ($4.6 million, including $2.7 million of increased bonus expense based on calculated FIFO proforma income, see Note 3 “Change in Accounting Principle – Inventory” in the “Notes to Consolidated Financial Statements”), increased electricity costs ($852,000) and increased water costs ($859,000).  These increases were partially offset by decreased maintenance costs ($5.4 million) as 2008 maintenance costs included various unplanned tank, coker repairs and outages, decreased natural gas costs ($2.5 million due to decreased prices partially offset by higher volumes), and decreased consulting and legal expenses ($1.2 million).
The El Dorado Refinery operating expenses, excluding depreciation, were $199.3 million in the year ended December 31, 2009, decreasing from $204.7 million for the year ended December 31, 2008.  Natural gas costs decreased by $17.5 million due to lower volumes and prices, partially offset by increased costs in several areas.  The primary areas of increased costs for the 2009 period compared to the 2008 period were: increased salaries and benefits ($5.5 million, including $2.0 million of increased bonus expense as previously discussed), increased electricity costs ($2.8 million), increased environmental costs ($1.5 million), higher turnaround amortization ($1.1 million) and higher property taxes ($1.1 million).
Selling and general expenses.  Selling and general expenses, excluding depreciation, increased $14.5 million, or 33%, from $44.2 million for the year ended December 31, 2008 to $58.7 million for the year ended December 31, 2009, primarily due to a $14.0 million increase in salaries and benefits (which included a $9.8 million increase in bonus expense (as previously discussed) and an increase in deferred compensation expense of $2.2 million.
Depreciation, amortization and accretion.  Depreciation, amortization and accretion increased $8.6 million (including $5.3 million for the El Dorado Refinery and $3.3 million for the Cheyenne Refinery), or 13%, from $65.8 million for the year ended December 31, 2008 to $74.3 million in 2009 because of increased capital investments in our Refineries, including the phase one completion of the gasoil hydrotreater revamp and the catalytic cracker reliability projects at the El Dorado Refinery placed into service in the fourth quarter of 2009 as well as the El Dorado Refinery’s crude unit and vacuum tower expansion project placed into service in the second quarter of 2008.  The Cheyenne Refinery’s depreciation increased due to numerous projects placed into service in 2009.
Interest expense and other financing costs.  Interest expense and other financing costs of $28.2 million for the year ended December 31, 2009 increased $13.1 million, or 86%, from $15.1 million in 2008.  The increase in interest expense primarily related to $12.1 million more interest expense on the 8.5% Senior Notes (issued in September 2008).  Other increases included $1.2 million more of interest expense on income tax contingencies, $715,000 more of debt discount and finance cost amortization expense (due to the 8.5% Senior Notes) and $529,000 increased interest and facility fees on our revolving credit facility.  Capitalized interest for the year ended December 31, 2009 was $5.3 million compared to $6.6 million in 2008.  These negative variances were partially offset by $2.2 million less interest expense on the Utexam Master Crude Oil Purchase and Sale Contract (“Utexam Arrangement”) (see “Leases and Other Commitments” in Note 13 in the “Notes to Consolidated Financial Statements”).  We utilized the Utexam facility less during 2009 than during 2008 as we purchased less Canadian crude oil.  Average debt outstanding (excluding amounts reflected as accounts payable under the Utexam Arrangement) increased to $350.0 million during the year ended December 31, 2009 from $214.4 million for the same period in 2008.
Interest and investment income.  Interest and investment income decreased $3.1 million, or 58%, from $5.4 million in the year ended December 31, 2008 to $2.3 million in the year ended December 31, 2009, due to $5.9 million less interest income resulting from lower interest rates on invested cash, offset by investment gains of $967,000 in 2009 compared to investment losses of $1.8 million in 2008.
Provision for income taxes.  The benefit for income taxes for the year ended December 31, 2009 was $47.5  million on a pretax loss of $131.3 million (or 36.2%) compared to a $115.7 million provision on pretax income of $341.7 million (or 33.9%) in 2008.  As discussed in Note 3 “Change in Accounting Principle – Inventory” in the “Notes to Consolidated Financial Statements”, we adopted the LIFO inventory method for GAAP purposes and retrospectively adjusted our previously reported financial statements.  For income tax reporting purposes, the effective date of utilizing the LIFO inventory method is January 1, 2009, resulting in a book to tax basis difference in inventory.  Utilizing the LIFO method of accounting for inventory for both GAAP and income taxes greatly contributed to the 2009 net operating loss, which we plan to carryback to 2004 and 2005 (as provided for under The Worker, Homeownership and Business Assistance Act of 2009) to offset previously reported taxable income which will result in estimated refunds of approximately $74.5 million. Our estimated 2009 taxable loss also includes accelerated deductions resulting from filing for a change in accounting method for income taxes for certain expenditures which are capitalized and depreciated under GAAP but which we will be allowed to deduct in the year incurred for income tax purposes.  The Housing and Economic Recovery Act of 2008 and the American Recovery and Investment Act of 2009 also provided accelerated tax depreciation for our capital projects which were started after January 1, 2008 and which we placed into service in 2009 and 2008.   This accelerated deduction allows an expense deduction of 50% of such costs in the year the qualified projects are placed in service with the remaining costs depreciable under regular tax depreciation rules. The Energy Policy Act of 2005 added Section 179C to the Internal Revenue Code which provides an accelerated deduction for qualified capital costs incurred to expand an existing refinery.  This accelerated deduction allows an expense deduction of 50% of such costs in the year the qualified projects are placed in service with the remaining costs depreciable under regular tax depreciation rules.  These accelerated deductions were major factors in our 2009 and 2008 taxable losses.  Our 2009 and 2008 income tax provisions included the benefit from $4.5 million and $23.3 million, respectively, of Kansas income tax credits for expansion projects at our El Dorado Refinery.    See “Income Taxes” in Note 9 in the “Notes to Consolidated Financial Statements” for more information on our income taxes and detailed information on our deferred tax assets.

2008 Compared with 2007
(As Adjusted, see Note 3 to “Consolidated Financial Statements”)

Overview of Results

We had net income for the year ended December 31, 2008, of $226.1 million, or $2.18 per diluted share, compared to net income of $402.3 million, or $3.73 per diluted share, for the same period in 2007.  Our operating income of $351.4 million for the year ended December 31, 2008 reflected a decrease of $248.6 million from the $600.1 million operating income for the comparable period in 2007.  The average gasoline crack spread was significantly lower during 2008 ($4.75 per barrel) than in 2007 ($17.99 per barrel), and the light/heavy crude oil differentials also decreased.  The average diesel crack spread was higher during 2008 ($24.59 per barrel) than in 2007 ($22.19 per barrel).

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
Manufactured product yields.  Manufactured product yields (“yields”) are the volumes of specific materials obtained through the distilling of crude oil and the operations of other refinery process units.  Yields decreased 5,139 bpd at the El Dorado Refinery and increased 1,773 bpd at the Cheyenne Refinery for the year ended December 31, 2008 compared to 2007.  The decrease in yields at the El Dorado Refinery was due to lower crude oil throughput from the planned major turnaround work on the crude unit, the coker and the reformer during March and April of 2008.
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
Raw material, freight and other costs.  Raw material, freight and other costs include crude oil and other raw materials used in the refining process, purchased products and blendstocks, freight costs for FOB destination sales, as well as the impact of changes in inventory.  Raw material, freight and other costs increased by $1.52 billion, or 36%, during the year ended December 31, 2008, from $4.19 billion in 2007 to $5.72 billion in 2008.  The increase in raw material, freight and other costs when compared to 2007 was due to higher average crude prices, increased purchased products, lower light/heavy crude oil differentials and during 2007, the Company reduced certain inventory quantities resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of 2007 purchases (which lowered 2007 costs by $13.2 million), partially offset by decreased overall crude oil charges during the year ended December 31, 2008 compared to 2007.  The average NYMEX WTI priced on the New York Mercantile Exchange was $99.75 per barrel for the year ended December 31, 2008 compared to $72.39 per barrel for the year ended December 31, 2007.  Average crude oil charges were 142,938 bpd for the year ended December 31, 2008 compared to 146,046 bpd in 2007.
The Cheyenne Refinery raw material, freight and other costs of $89.29 per sales barrel for the year ended December 31, 2008 increased from $64.61 per sales barrel in the same period in 2007 due to higher average crude oil prices, increased purchased products, and lower light/heavy crude oil differentials.  Average crude oil charges of 43,590 bpd for the year ended December 31, 2008 were higher than the 41,778 bpd in 2007 because of a spring 2007 turnaround, a temporary shutdown of the FCCU in the third quarter of 2007, and a December 2007 fire in the coker unit at the Cheyenne Refinery.  The heavy crude oil utilization rate at the Cheyenne Refinery expressed as a percentage of the total crude oil charge increased to 76% in the year ended December 31, 2008, from 72% in 2007.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $17.15 per barrel in the year ended December 31, 2008 compared to $18.95 per barrel in 2007.
The El Dorado Refinery raw material, freight and other costs of $95.84 per sales barrel for the year ended December 31, 2008 increased from $68.75 per sales barrel in the same period in 2007 due to higher average crude oil prices, and lower light/heavy differentials.  Average crude oil charges were 99,347 bpd for the year ended December 31, 2008, compared to 104,268 bpd in 2007.  The decrease in average crude oil charges was due to the planned major turnaround work on the crude unit, the coker and the reformer during March and April of 2008.  We realized a light/heavy crude oil differential of $17.85 per barrel during 2008 compared to $21.00 per barrel in 2007.  For the year ended December 31, 2008, the heavy crude oil utilization rate at our El Dorado Refinery expressed as a percentage of the total crude oil charge was approximately 17%, compared to 15% in 2007.  The WTI/WTS crude oil differential decreased from an average of $5.02 per barrel in the year ended December 31, 2007 to an average of $3.92 per barrel in 2008.
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
Selling and general expenses.  Selling and general expenses, excluding depreciation, decreased $11.2 million, or 20%, from $55.3 million for the year ended December 31, 2007 to $44.2 million for the year ended December 31, 2008, primarily due to the $6.3 million recognition of the loss on the Beverly Hills settlement during the year ended December 31, 2007.  In addition, salaries and benefits expense (including stock-based compensation expense) during the year ended December 31, 2008 decreased $3.8 million compared to the same period in 2007.  See “Stock-based Compensation” under Note 10 in the “Notes to Consolidated Financial Statements” for a detailed discussion of our stock-based compensation.  Stock-based compensation expense was $17.2 million for the year ended December 31, 2008 compared to $20.0 million in 2007.
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
Interest expense and other financing costs.  Interest expense and other financing costs of $15.1 million for the year ended December 31, 2008 increased $6.4 million, or 72%, from $8.8 million in 2007.  The increase in interest expense related to interest of $4.9 million on the new 8.5% Senior Notes offering, $540,000 higher interest expense on the Utexam Master Crude Oil Purchase and Sale Contract (“Utexam Arrangement”) (see “Leases and Other Commitments” in Note 13 in the “Notes to Consolidated Financial Statements”), and $711,000 increased interest and facility fees on our revolving credit facility.  Capitalized interest for the year ended December 31, 2008 was $6.6 million compared to $8.1 million in 2007.  These increased expenses were partially offset by a $1.2 million reversal of interest expense for 2004 income tax contingency interest accruals due to the statute of limitations expiring.   Average debt outstanding (excluding amounts payable under the Utexam Arrangement) increased to $214.4 million during the year ended December 31, 2008 from $150.0 million for the same period in 2007.
Interest and investment income.  Interest and investment income decreased $16.4 million, or 75%, from $21.9 million in the year ended December 31, 2007 to $5.4 million in the year ended December 31, 2008, due to lower cash balances during the first eight months (prior to receiving the proceeds from our 8.5% Senior Notes offering) of 2008 and lower interest rates on invested cash.
Provision for income taxes.  The provision for income taxes for the year ended December 31, 2008 was $115.7 million on pretax income of $341.7 million (or 33.9%) compared to $210.8 million on pretax income of $613.1 million (or 34.4%) in 2007. The effective tax rate for the year ended December 31, 2008 was lower than the effective tax rate in the comparable period in 2007 primarily from recognizing the benefit from $23.3 million of Kansas income tax credits for expansion projects at our El Dorado Refinery which reduced the effective tax rate (net of federal tax impact) by approximately 4%.  The American Jobs Creation Act of 2004 (“the Act”) created Internal Revenue Code Section 199 (“Section 199”), which provides an income tax benefit to domestic manufacturers.  We recorded income tax benefits under Section 199 of approximately $15.4 million and $5.7 million, in our 2007 and 2006 income tax provisions, respectively.  The effective tax rate in 2008 was increased by approximately 1.0% due to reversing previously recognized 2007 and 2006 production activities deductions from filing an amended 2006 return in 2008 and the planned carryback of the 2008 taxable loss.  The Company did not recognize a benefit from the production activities deduction in 2008, as it had a taxable loss. The Act also benefited our 2006 current income taxes payable by allowing us an accelerated depreciation deduction of 75% of qualified capital costs incurred to achieve low sulfur diesel fuel requirements (see “Environmental” under Note 13 in the “Notes to Consolidated Financial Statements”).  The Act also provided for a $0.05 per gallon federal income tax credit on compliant diesel fuel up to an amount equal to the remaining 25% of these qualified capital costs.  The $0.05 per gallon federal income tax credit allowed us to realize an $8.5 million federal income tax credit ($5.5 million excess tax benefit) and a $22.4 million federal income tax credit ($14.5 million excess tax benefit) in the years ended December 31, 2007 and 2006, respectively.  This credit reduced our 2007 and 2006 income taxes payable and reduced our overall effective income tax rate for those years.  The Energy Policy Act of 2005 added Section 179C to the Internal Revenue Code which provides an accelerated deduction for qualified capital costs incurred to expand an existing refinery.  This accelerated deduction allows an expense deduction of 50% of such costs in the year the qualified projects are placed in service with the remaining costs depreciable under regular tax depreciation rules.  This Section 179C deduction has benefited our cash flow for income taxes by reducing our taxable income for 2006 and 2007 and is a primary factor in our 2008 taxable loss.  See “Income Taxes” in Note 9 in the “Notes to Consolidated Financial Statements” for more information on our income taxes and detailed information on our deferred tax assets.

Liquidity and Capital Resources

Cash flows from operating activities.  Net cash provided by operating activities was $140.9 million for the year ended December 31, 2009 compared to net cash provided by operating activities of $297.3 million during the year ended December 31, 2008.
Working capital changes provided a total of $98.1 million in 2009 and used $169.4 million of cash in 2008.  The most significant working capital item providing cash during the year ended December 31, 2009 was an increase in trade and crude payables of $175.1 million.  The increase in trade and crude payables was primarily due to higher average prices of both crude oil and refined products at December 31, 2009 compared to December 31, 2008.
Working capital uses of cash during the year ended December 31, 2009 included an increase trade and other receivables of $56.0 million and an increase in inventory of $57.0 million. The increase in inventory was mainly due to increased volumes at December 31, 2009 compared to December 31, 2008 (1.3 million more barrels due to increased pipeline line fill commitments). The increase in trade, note and other receivables primarily resulted from an estimated income tax receivable of $174.6 million as of December 31, 2009 compared to $116.1 million as of December 31, 2008.
We made estimated federal and state income tax payments of $36.0 million and $179,000, respectively, during the year ended December 31, 2009.  As of December 31, 2009, we had estimated receivables for federal income taxes of $164.1 million and state income taxes of $10.5 million.
At December 31, 2009, we had $425.3 million of cash and cash equivalents, working capital of $498.2 million and $399.4 million available for borrowings under our revolving credit facility.  Our operating cash flows are affected by crude oil and refined product prices and other risks as discussed in Item 7A “Quantitative and Qualitative Disclosures About Market Risks.”
Cash flows used in investing activities.  Capital expenditures during the year ended December 31, 2009 were $168.7 million, which included approximately $117.8 million for the El Dorado Refinery and $50.3 million for the Cheyenne Refinery.  The $117.8 million of capital expenditures for our El Dorado Refinery included $42.3 million on the gasoil hydrotreater revamp, $16.7 million on the catalytic cracker regenerator emission control project, $15.6 million for the catalytic cracker reliability project and $8.2 million for the catalytic cracker electrical infrastructure, as well as operational, payout, safety, administrative, environmental and optimization projects. The catalytic cracker reliability project cost $20.7 million and was completed in the fourth quarter of 2009.  The catalytic cracker regenerator emission control project, with a fourth quarter 2009 completion date and total cost of $33.4 million, added a scrubber to improve the environmental performance of the unit, specifically as it relates to flue-gas emissions.  This project is necessary to meet various EPA requirements (see “Environmental” in Note 13 in the “Notes to Consolidated Financial Statements”).   The $50.3 million of capital expenditures for our Cheyenne Refinery included approximately $8.1 million on the new Cheyenne Refinery office and control buildings, $7.3 million for the cat gas hydrotreater project, $6.9 million on the groundwater boundary wall control system and $5.2 million for the waste water treatment plant flotation system, as well as environmental, operational, safety, administrative and payout projects.  We funded our 2009 capital expenditures with cash generated from our operations and from available cash.
Cash flows from financing activities.  During the year ended December 31, 2009, we paid $25.4 million in dividends.  Treasury stock also increased by 220,339 shares ($3.0 million) from stock surrendered by employees to pay minimum withholding taxes on stock-based compensation which vested during 2009.
As of December 31, 2009, we had $347.5 million of long-term debt, of which $150.0 million is due in 2011, and no borrowings under our revolving credit facility. We had $53.0 million of outstanding letters of credit under our revolving credit facility.  We were in compliance with the financial covenants of our revolving credit facility as of December 31, 2009.  We had shareholders’ equity of $944.0 million as of December 31, 2009.
Our Board of Directors declared regular quarterly cash dividends of $0.06 per share in November 2008, and February, April, September, and November 2009, which were paid in January, April, July and October 2009 and January 2010, respectively.  The total cash required for the dividend declared in November 2009 was approximately $6.2 million and was accrued as a dividend payable at year-end.  “Accrued dividends” are included in the line item “Accrued Liabilities and Other” on the Consolidated Balance Sheets and includes dividends accrued to date on restricted stock, which are not paid until the restricted stock vests.  Based on current market conditions and after giving effect to the change in inventory valuation method (see “Change in Accounting Principle – Inventory” in Note 3 of the “Notes to Consolidated Financial Statements”), the Company will be contractually unable to pay cash dividends under the restricted payments provision of the Company’s senior notes indentures for an undefined period of time.

Future capital expenditures

Significant future capital projects.  The gasoil hydrotreater revamp at the El Dorado Refinery is the key project to achieve gasoline sulfur compliance for our El Dorado Refinery and has a total estimated cost of $94.0 million ($74.6 million incurred as of December 31, 2009) (see “Environmental” in Note 13 in the “Notes to Consolidated Financial Statements”).  The project will also result in a significant yield improvement for the catalytic cracking unit, and the first phase was completed in the fourth quarter of 2009 with the second phase anticipated to be completed mid-2010.  As of December 31, 2009, outstanding non-cancelable purchase commitments for the gasoil hydrotreater revamp were $2.0 million.  At the Cheyenne Refinery, we plan to comply with the low sulfur gasoline requirements with the completion of the cat gasoline hydrotreater project (see “Environmental” in Note 13 in the “Notes to Consolidated Financial Statements”).  This project is expected to be completed during the fourth quarter of 2010 at an estimated total cost of $40.0 million ($11.4 million incurred as of December 31, 2009).  As of December 31, 2009, outstanding non-cancelable purchase commitments for the cat gasoline hydrotreater project were $1.2 million.  In addition at the Cheyenne Refinery, we are working on a liquefied petroleum gas (LPG) recovery project that will recover significant quantities of saleable propane and butane and other LPG's for alkylation unit feed from the refinery fuel gas system.  The total estimated cost of this project is $40.0 million, and at December 31, 2009, there were no material outstanding non-cancellable purchase commitments related to this project.   This project is estimated to be completed by mid-2011.  The above amounts include estimated capitalized interest.
2010 capital expenditures.  Including the projects discussed above, 2010 capital expenditures aggregating approximately $141.0 million are currently planned, and include $88.0 million at our Cheyenne Refinery, $51.0 million at our El Dorado Refinery, $1.2 million for our pipeline and product terminals and blending facility and $620,000 at our Denver and Houston offices.  The $88.0 million of planned capital expenditures for our Cheyenne Refinery includes $29.0 million for the cat gasoline hydrotreater project and $28.0 million for the LPG recovery project, both mentioned above, as well as environmental, operational, safety, payout and administrative projects.  The $51.0 million of planned capital expenditures for our El Dorado Refinery includes $23.0 million for the gasoil hydrotreater revamp project, as mentioned above, as well as environmental, operational, safety, payout and administrative projects.  We expect that our 2010 capital expenditures will be funded with cash generated by our operations and/or by using a portion of our existing cash balance or additional borrowings, if necessary.  We will continue to review our capital expenditures in light of market conditions.  We may experience cost overruns and/or schedule delays or adjust the scope on any of these projects.

Contractual Cash Obligations

The table below lists the contractual cash obligations we have by period.  These items include our long-term debt based on their maturity dates, our operating lease commitments, our capital leases, purchase obligations and other long-term liabilities.
Our operating leases include building, equipment, aircraft and vehicle leases, which expire from 2010 through 2017, as well as an operating sublease for the use of the cogeneration facility at our El Dorado Refinery.  The non-cancelable sublease, entered into in connection with the acquisition of our El Dorado Refinery in 1999, expires in 2016 with an option that allows us to renew the sublease for an additional eight years.  This lease has both a fixed and a variable component.
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
For more information on the agreements discussed above, see “Lease and Other Commitments” in Note 13 in the “Notes to Consolidated Financial Statements.”

	Payments Due by Period
Contractual Cash Obligations	Total	Within 1 year	Within 2-3 years	Within 4-5 years	After 5 years
	(in thousands)

Long-term debt	$350,000	$-	$150,000	$-	$200,000

Interest on long-term debt	131,433	26,938	41,453	34,000	29,042

Operating leases	55,097	12,864	17,674	13,464	11,095

Capital leases	3,812	418	952	1,131	1,311

Purchase obligations:
Crude supply, feedstocks and natural gas (1)	$525,151	$525,151	$-	$-	$-

Transportation, terminalling and storage	296,789	59,512	98,819	75,828	62,630

Refinery capital projects	3,225	3,225	-	-	-

Other goods and services	4,733	3,849	521	363	-
Total purchase obligations	$829,898	$591,737	$99,340	$76,191	$62,630

Contingent income tax liabilities (2)	-	-	-	-	-

Other long-term liabilities	20,560	-	9,585	4,886	6,089

Post-retirement healthcare estimated future benefit payments (3)	-	-	-	-	-
Total contractual cash	$1,390,800	$631,957	$319,004	$129,672	$310,167

(1) Crude supply, feedstocks and natural gas future obligations were calculated using current market prices and/or prices established in applicable contracts. Of these obligations, $472.1 million relate to January and February 2010 feedstock and natural gas requirements of the Refineries.

(2) Contingent income tax liabilities of $29.3 million are not included in the table because the timing and certainty cannot be reasonably estimated.
(3) Our post-retirement health care plan is unfunded. Future payments for retiree health care benefits are estimated for the next ten years in Note 11 "Employee Benefit Plans" in the "Notes to Consolidated Financial Statements."

Off-Balance Sheet Arrangements

We have an interest in one unconsolidated entity (see Note 1 “Nature of Operations” in the “Notes to Consolidated Financial Statements”).  Other than facility and equipment leasing agreements, we do not participate in any transactions, agreements or other contractual arrangements which would result in any off-balance sheet liabilities or other arrangements to us.

Environmental

We will be making significant future capital expenditures to comply with various environmental regulations.  See “Environmental” in Note 13 in the “Notes to Consolidated Financial Statements.”

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
Turnarounds.  Normal maintenance and repairs are expensed as incurred.  Planned major maintenance (“turnarounds”) is the scheduled and required shutdown of refinery processing units for significant overhaul and refurbishment.  Turnaround costs include contract services, materials and rental equipment.  The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs.  These deferred charges are included in our Consolidated Balance Sheets in “Deferred turnaround costs.” Also included in our Consolidated Balance Sheets in “Deferred catalyst costs” are the costs of the catalyst that is replaced at periodic intervals when the quality of the catalyst has deteriorated beyond its prescribed function.  The catalyst costs are deferred when incurred and amortized on a straight-line basis over the estimated useful life of the specific catalyst. The amortization expenses for deferred turnaround and catalyst costs are included in “Refinery operating expenses, excluding depreciation” in our Consolidated Statements of Operations.  Since these policies rely on our estimated timing for the next turnaround and the useful lives of the catalyst, adjustments can occur in the amortization expenses as these estimates change.
Inventories.  During the fourth quarter of 2009, the Company changed its inventory valuation method for crude oil, unfinished products and finished products to the LIFO method from the FIFO method as previously disclosed.  See “Change in Accounting Principle – Inventory” in Note 3 of the “Notes to Consolidated Financial Statements” for additional information.
Inventories of crude oil, unfinished products and all finished products are recorded at the lower of cost on a LIFO basis or market.  Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other cost.  Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned.  These include unfinished gasoline and diesel, blendstocks and other feedstocks.  Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products.  Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values.
Asset Retirement Obligations.  GAAP requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which the liability is incurred, with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset.  GAAP also includes disclosure requirements that provide a description of asset retirement obligations and reconciliation of changes in the components of those obligations.
The GAAP guidance clarifies that the term “conditional asset retirement obligation” as used in the current language refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the reporting entity.  Since the obligation to perform the asset retirement activity is unconditional, the guidance provides that a liability for the fair value of a conditional asset obligation should be recognized if that fair value can be reasonably estimated, even though uncertainty exists about the timing and/or method of settlement.  The guidance also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation under GAAP.  At December 31, 2009, our asset retirement obligation was $5.4 million.
Asset retirement obligations are affected by regulatory changes and refinery operations as well as changes in pricing of services.  In order to determine fair value, management must make certain estimates and assumptions, including, among other things, projected cash flows, a credit-adjusted risk-free interest rate, and an assessment of market conditions that could significantly impact the estimated fair value of the asset retirement obligation.  These estimates and assumptions are subjective and are currently based on historical costs with adjustments for estimated future changes in the associated costs.  Therefore, we expect the dollar amount of these obligations to change as more information is obtained.  A 1% change in pricing of services would cause an approximate $50,000 change to the asset retirement obligation.  We believe that we adequately accrued for our asset retirement obligations as of December 31, 2009 and that changes in estimates in future periods will not have a significant effect on our results of operations or financial condition.  See “Significant Accounting Policies” in Note 2 in the “Notes to Consolidated Financial Statements” for further information about asset retirement obligations.
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
Post-retirement Benefit Obligations.  We have significant post-retirement benefit liabilities and costs that are developed from actuarial valuations.  Inherent in these valuations are key assumptions, including discount rates and health care inflation rates.  Changes in these assumptions are primarily influenced by factors outside of our control.  These assumptions can have a significant effect on the amounts reported in our consolidated financial statements.  See Note 11 “Employee Benefit Plans” in the “Notes to Consolidated Financial Statements” for more information about these plans and the current assumptions used.
Income Taxes.  In accordance with GAAP, we record deferred tax assets and liabilities to account for the expected future tax consequences of events that have been recognized in our financial statements and our tax returns.  We routinely assess the realizability of our deferred tax assets and if we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized, the tax asset would be reduced by a valuation allowance.  We consider future taxable income in making such assessments, which requires numerous judgments and assumptions.  We record contingent income tax liabilities, interest and penalties,  based on our estimate as to whether, and the extent to which, additional taxes may be due.

New Accounting Pronouncements

See “New Accounting Pronouncements” in Note 2 in the “Notes to Consolidated Financial Statements.”

Market Risks

See Item 7A “Quantitative and Qualitative Disclosure about Market Risk” and Notes 2 and 14 in the “Notes to Consolidated Financial Statements” under “Price and Interest Risk Management Activities” for a discussion of our various price risk management activities.  When we make the decision to manage our price exposure, our objective is generally to avoid losses from negative price changes, realizing we will not obtain the benefit of positive price changes.

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
Price Risk Management Activities. At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production.  The commodity derivative contracts used by us may take the form of futures contracts, collars or price swaps.  We believe that there is minimal credit risk with respect to its counterparties.  We account for our commodity derivative contracts that do not qualify for hedge accounting under GAAP, under mark-to-market accounting and gains and losses on transactions are reflected in “Other revenues” on the Consolidated Statements of Operations for each period.  When the derivative contracts are designated as fair value hedges for accounting purposes, the gains or losses are recognized in the related inventory in “Inventory of crude oil, products and other” on the Consolidated Balance Sheets and ultimately, when the inventory is charged or sold, in “Raw material, freight and other costs” on the Consolidated Statements of Operations.  See “Price Risk Management Activities” under Note 14 in the “Notes to Consolidated Financial Statements.”
Our outstanding derivative sale contracts and net unrealized losses as of December 31, 2009 are summarized below:

Commodity	Period	Volume (thousands of bbls)	Expected Close Out Date	Unrealized Net Loss (in thousands)
Crude Oil	February 2010	1,086	January 2010	$(2,780)
Crude Oil	March 2010	1,069	February 2010	(3,771)

Interest Rate Risk. Borrowings under our revolving credit facility bear a current market rate of interest.  A one percent increase or decrease in the interest rates on our revolving credit facility would not significantly affect our earnings or cash flows. Our $150.0 million principal 6.625% Senior Notes due 2011 and $200.0 million 8.5% Senior Notes due 2016 that were outstanding at December 31, 2008 have fixed interest rates.  However, in October 2009, due to current advantageous market conditions, the Company entered into fixed to floating interest rate swaps of $150.0 million to reduce exposure related to our 6.625% Senior Notes.  These interest rate swaps expose that portion of our long-term debt to cash flow risk from interest rate changes.  Our long-term debt is also exposed to fair value risk.  The estimated fair value of our 6.625% Senior Notes was $150.8 million and our 8.5% Senior Notes was $207.0 million at December 31, 2009.

Operating Data

The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for 2009, 2008 and 2007.  The statistical information includes the following terms:

●	NYMEX WTI - the benchmark West Texas Intermediate crude oil priced on the New York Mercantile Exchange.
●	Charges - the quantity of crude oil and other feedstock processed through Refinery units on a bpd basis.
●	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
●	Gasoline and diesel crack spreads - the average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average NYMEX WTI crude oil price.
●	Cheyenne light/heavy crude oil differential - the average differential between the NYMEX WTI crude oil price and the heavy crude oil delivered to the Cheyenne Refinery.
●	WTI/WTS crude oil differential - the average differential between the NYMEX WTI crude oil price and the West Texas sour crude oil priced at Midland, Texas.
●	El Dorado Refinery light/heavy crude oil differential - the average differential between the NYMEX WTI crude oil price and the heavy crude oil delivered to the El Dorado Refinery.

	Years Ended December 31,
Consolidated:	2009	2008	2007
Charges (bpd)
Light crude	49,892	30,265	31,171
Heavy and intermediate crude	103,894	112,673	114,875
Other feed and blendstocks	16,125	18,899	18,831
Total	169,911	161,837	164,877

Manufactured product yields (bpd)
Gasoline	80,201	76,573	76,974
Diesel and jet fuel	66,039	58,748	55,889
Asphalt	2,194	3,477	5,945
Other	16,456	18,717	22,074
Total	164,890	157,515	160,882

Total product sales (bpd)
Gasoline	91,127	85,515	88,744
Diesel and jet fuel	65,623	58,139	56,862
Asphalt	2,035	3,900	5,988
Other	16,487	18,818	18,554
Total	175,272	166,372	170,148

Refinery operating margin information (per sales barrel)
Refined products revenue	$66.32	$104.15	$84.85
Raw material, freight and other costs (1)	60.78	93.87	67.55
Refinery operating expenses, excluding depreciation	5.02	5.28	4.84
Depreciation, amortization and accretion	1.16	1.08	0.85

Average NYMEX WTI (per barrel)	$61.82	$99.75	$72.39
Average light/heavy differential (per barrel)	6.34	17.38	19.65
Average gasoline crack spread (per barrel)	7.60	4.75	17.99
Average diesel crack spread (per barrel)	8.25	24.59	22.19

Average sales price (per sales barrel)
Gasoline	$70.83	$105.64	$92.15
Diesel and jet fuel	70.01	123.69	94.55
Asphalt	66.94	65.74	44.69
Other	26.63	45.02	33.18
(1) Prior period amounts are adjusted to reflect current year presentation on a LIFO inventory basis.

	Years Ended December 31,
Cheyenne Refinery:	2009	2008	2007
Charges (bpd)
Light crude	20,378	10,128	11,545
Heavy and intermediate crude	21,097	33,462	30,233
Other feed and blendstocks	1,633	1,283	1,304
Total	43,108	44,873	43,082

Manufactured product yields (bpd)
Gasoline	19,797	19,379	17,504
Diesel	15,391	13,528	12,281
Asphalt	2,194	3,477	5,945
Other	4,049	6,987	5,868
Total	41,431	43,371	41,598

Total product sales (bpd)
Gasoline	27,454	26,920	27,427
Diesel	15,168	13,112	12,486
Asphalt	2,035	3,900	5,988
Other	3,830	6,013	3,577
Total	48,487	49,945	49,478

Refinery operating margin information (per sales barrel)
Refined products revenue	$67.45	$100.96	$83.04
Raw material, freight and other costs (1)	62.17	89.29	64.61
Refinery operating expenses, excluding depreciation	6.89	6.38	6.05
Depreciation, amortization and accretion	1.67	1.44	1.29

Average light/heavy crude oil differential (per barrel)	$6.61	$17.15	$18.95
Average gasoline crack spread (per barrel)	7.48	5.99	17.53
Average diesel crack spread (per barrel)	9.55	27.80	25.61

Average sales price (per sales barrel)
Gasoline	$71.47	$106.54	$92.55
Diesel	73.00	128.04	98.84
Asphalt	66.94	65.74	44.69
Other	16.93	39.82	19.20

El Dorado Refinery:
Charges (bpd)
Light crude	29,515	20,137	19,626
Heavy and intermediate crude	82,797	79,210	84,642
Other feed and blendstocks	14,491	17,616	17,527
Total	126,803	116,963	121,795

Manufactured product yields (bpd)
Gasoline	60,403	57,194	59,470
Diesel and jet fuel	50,647	45,220	43,608
Other	12,408	11,730	16,205
Total	123,458	114,144	119,283

Total product sales (bpd)
Gasoline	63,673	58,595	61,318
Diesel and jet fuel	50,455	45,027	44,376
Other	12,657	12,804	14,977
Total	126,785	116,426	120,671

Refinery operating margin information (per sales barrel)
Refined products revenue	$65.89	$105.52	$85.59
Raw material, freight and other costs (1)	60.25	95.84	68.75
Refinery operating expenses, excluding depreciation	4.31	4.80	4.34
Depreciation, amortization and accretion	0.96	0.92	0.67

Average WTI/WTS crude oil differential (per barrel)	$1.65	$3.92	$5.02
Average light/heavy crude oil differential (per barrel)	6.01	17.85	21.00
Average gasoline crack spread (per barrel)	7.65	4.18	18.19
Average diesel crack spread (per barrel)	7.86	23.66	21.23

Average sales price (per sales barrel)
Gasoline	$70.56	$105.22	$91.98
Diesel and jet fuel	69.12	122.42	93.34
Other	29.57	47.47	36.52
(1) Prior period amounts are adjusted to reflect current year presentation on a LIFO inventory basis.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Frontier Oil Corporation:

We have audited the accompanying consolidated balance sheets of Frontier Oil Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Frontier Oil Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 3 to the consolidated financial statements, during the fourth quarter of 2009, the Company changed its inventory valuation method for crude oil, unfinished products, and finished products to the last-in, first-out (LIFO) method from the first-in, first-out (FIFO) method.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Denver, Colorado
February 24, 2010

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
Frontier Oil Corporation’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.
Frontier Oil Corporation’s independent registered public accounting firm has issued an audit report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on the following page.

February 24, 2010

Michael C. Jennings
President and Chief Executive Officer
Doug S. Aron
Executive Vice President and Chief Financial Officer
Nancy J. Zupan
Vice President and Chief Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Frontier Oil Corporation:

We have audited the internal control over financial reporting of Frontier Oil Corporation and its subsidiaries (the “Company”) as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 24, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedules and included an explanatory paragraph regarding the Company’s change in its inventory valuation method for crude oil, unfinished products, and finished products to the last-in, first-out (LIFO) method from the first-in, first-out (FIFO) method.

DELOITTE & TOUCHE LLP

Denver, Colorado
February 24, 2010

FRONTIER OIL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

	Years Ended December 31,
	2009	2008 As Adjusted (Note 3)	2007 As Adjusted (Note 3)
	(in thousands, except per share data)
Revenues:
Refined products	$4,242,966	$6,342,144	$5,269,674
Other	(5,753)	156,636	(80,934)
	4,237,213	6,498,780	5,188,740

Costs and expenses:
Raw material, freight and other costs	3,888,308	5,716,091	4,194,971
Refinery operating expenses, excluding depreciation	321,299	321,364	300,542
Selling and general expenses, excluding depreciation	58,668	44,169	55,343
Depreciation, amortization and accretion	74,308	65,756	53,039
Net gains on sales of assets	-	(44)	(15,214)
	4,342,583	6,147,336	4,588,681

Operating (loss) income	(105,370)	351,444	600,059

Interest expense and other financing costs	28,187	15,130	8,773
Interest and investment income	(2,279)	(5,425)	(21,851)
	25,908	9,705	(13,078)

(Loss) income before income taxes	(131,278)	341,739	613,137
(Benefit) provision for income taxes	(47,518)	115,686	210,805
Net (loss) income	$(83,760)	$226,053	$402,332

Basic (loss) earnings per share of common stock	$(0.81)	$2.19	$3.77

Diluted (loss) earnings per share of common stock	$(0.81)	$2.18	$3.73

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,
	2009	2008 As Adjusted (Note 3)
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$425,280	$483,532
Trade receivables, net of allowance of $1,000 and $500 at 2009 and 2008, respectively	95,261	84,110
Income taxes receivable	174,627	116,118
Other receivables	7,842	25,216
Inventory of crude oil, products and other	293,476	236,505
Deferred income tax assets - current	26,373	16,301
Commutation account	-	6,319
Other current assets	14,507	37,038
Total current assets	1,037,366	1,005,139
Property, plant and equipment, at cost:
Refineries, pipeline and terminal equipment	1,446,287	1,291,106
Furniture, fixtures and other equipment	17,284	15,638
	1,463,571	1,306,744
Accumulated depreciation and amortization	(442,162)	(373,301)
Property, plant and equipment, net	1,021,409	933,443

Deferred turnaround costs	56,355	47,465
Deferred catalyst costs	12,136	9,726
Deferred financing costs, net of accumulated amortization of $3,893 and $2,404 at 2009 and 2008, respectively	4,711	6,201
Intangible assets, net of accumulated amortization of $614 and $492 at 2009 and 2008, respectively	1,216	1,338
Deferred income tax assets - noncurrent	10,767	-
Other assets	3,935	2,993
Total assets	$2,147,895	$2,006,305

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$474,377	$308,867
Accrued liabilities and other	64,799	57,084
Total current liabilities	539,176	365,951

Long-term debt	347,485	347,220
Contingent income tax liabilities	29,348	28,057
Post-retirement employee liabilities	33,138	31,128
Long-term capital lease obligation	3,394	3,548
Other long-term liabilities	20,560	12,211
Deferred income tax liabilities	230,818	179,214

Commitments and contingencies

Shareholders' equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 180,000,000 shares authorized, 131,850,356 shares issued at both periods	57,736	57,736
Paid-in capital	252,513	236,183
Retained earnings	1,030,203	1,139,512
Accumulated other comprehensive loss	(1,234)	(723)
Treasury stock, at cost, 27,165,400 and 27,945,884 shares at 2009 and 2008, respectively	(395,242)	(393,732)
Total shareholders' equity	943,976	1,038,976
Total liabilities and shareholders' equity	$2,147,895	$2,006,305

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008 As Adjusted (Note 3)	2007 As Adjusted (Note 3)
		(in thousands)
Cash flows from operating activities:
Net income (loss)	$(83,760)	$226,053	$402,332
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	93,793	83,571	67,512
Deferred income taxes	31,082	169,766	(60,859)
Stock-based compensation expense	20,608	20,014	22,553
Excess income tax benefits of stock-based compensation	(244)	(3,191)	(6,962)
Amortization of debt issuance costs	1,489	978	769
Senior Notes discount amortization	264	60	-
Allowance for investment loss and bad debts	500	499	-
Net gains on sales of assets	-	(44)	(15,214)
Decrease in long-term commutation account	-	-	1,009
Amortization of long-term prepaid insurance	-	909	1,211
Increase (decrease) in other long-term liabilities	10,829	(3,173)	27,365
Changes in deferred turnaround costs, deferred catalyst costs and other	(31,728)	(28,758)	(29,287)
Changes in components of working capital from operations:
Increase in trade, income taxes and other receivables	(56,041)	(28,801)	(45,018)
(Increase) decrease in inventory	(56,971)	11,107	28,385
Decrease (increase) in other current assets	28,849	(14,984)	(12,724)
Increase (decrease) in accounts payable	175,085	(117,443)	30,312
Increase (decrease) in accrued liabilities and other	7,187	(19,288)	17,629
Net cash provided by operating activities	140,942	297,275	429,013

Cash flows from investing activities:
Additions to property, plant and equipment	(168,670)	(209,381)	(291,174)
Proceeds from sales of assets	-	46	22,222
El Dorado Refinery contingent earn-out payment	-	(7,500)	(7,500)
Other acquisitions and leasehold improvements	(2,100)	-	(3,561)
Net cash used in investing activities	(170,770)	(216,835)	(280,013)

Cash flows from financing activities:
Proceeds from issuance of 8.5% Senior Notes	-	197,160	-
Purchase of treasury stock	(3,008)	(67,030)	(248,486)
Proceeds from issuance of common stock	70	405	2,303
Dividends paid	(25,349)	(23,144)	(17,271)
Excess income tax benefits of stock-based compensation	244	3,191	6,962
Debt issuance costs and other	(381)	(4,889)	(588)
Net cash provided by (used in) financing activities	(28,424)	105,693	(257,080)
Increase (decrease) in cash and cash equivalents	(58,252)	186,133	(108,080)
Cash and cash equivalents, beginning of period	483,532	297,399	405,479
Cash and cash equivalents, end of period	$425,280	$483,532	$297,399

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders' Equity and Statements of Comprehensive Income
(in thousands, except share data)

	Common Stock					Treasury Stock				Total
	Number of Shares Issued	Amount	Paid-in-Capital	Comprehensive Income	Retained Earnings As Adjusted (Note 3)	Number of Shares	Amount	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Number of Shares	Amount As Adjusted (Note 3)
December 31, 2006, as reported	134,509,256	$57,802	$181,386		$719,802	(24,164,808)	$(183,392)	$-	$256	110,344,448	$775,854
Change in accounting principle (Note 3)					(61,190)						(61,190)
January 1, 2007, as adjusted	134,509,256	$57,802	$181,386		$658,612	(24,164,808)	$(183,392)	$-	$256	110,344,448	$714,664
Adoption of new income tax contingency principles	-	-	-		(1,016)	-	-	-	-	-	(1,016)
Shares issued under stock-based compensation plans	-	-	951		-	1,188,168	1,574	-	-	1,188,168	2,525
Shares received under:
Stock repurchase plan	-	-	-		-	(6,443,700)	(243,568)	-	-	(6,443,700)	(243,568)
Stock-based compensation plans	-	-	-		-	(132,499)	(5,139)	-	-	(132,499)	(5,139)
Comprehensive income:
Net income	-	-	-	$402,332	402,332	-	-	-	-	-	402,332
Other comprehensive income:
Defined benefit plans, net of tax of $805	-	-	-	1,322	-	-	-	-	1,322	-	1,322
Other comprehensive income				1,322						-	-
Comprehensive income				$403,654						-	-
Income tax benefits of stock-based compensation, net of contingency	-	-	6,434		-	-	-	-	-	-	6,434
Treasury stock retirements	(2,658,900)	(66)	-		(102,895)	2,658,900	102,961	-	-	-	-
Stock-based compensation expense	-	-	22,553		-	-	-	-	-	-	22,553
Dividends declared	-	-	-		(19,476)	-	-	-	-	-	(19,476)
December 31, 2007	131,850,356	$57,736	$211,324		$937,557	(26,893,939)	$(327,564)	$-	$1,578	104,956,417	$880,631
Shares issued under stock-based compensation plans			(457)			904,996	1,168			904,996	711
Shares received under:
Stock repurchase plan						(1,561,367)	(56,260)			(1,561,367)	(56,260)
Stock-based compensation plans						(395,574)	(11,076)			(395,574)	(11,076)
Comprehensive income:
Net income				$226,053	226,053					-	226,053
Other comprehensive income (loss):
Defined benefit plans, net of tax of $1,405				(2,301)					(2,301)	-	(2,301)
Other comprehensive income (loss)				(2,301)						-	-
Comprehensive income				$223,752						-	-
Income tax benefits of stock-based compensation, net of contingency			5,302							-	5,302
Stock-based compensation expense			20,014							-	20,014
Dividends declared					(24,098)					-	(24,098)
December 31, 2008	131,850,356	$57,736	$236,183		$1,139,512	(27,945,884)	$(393,732)	$-	$(723)	103,904,472	$1,038,976
Shares issued under stock-based compensation plans			(1,428)			1,000,823	1,498			1,000,823	70
Shares received under:
Stock-based compensation plans						(220,339)	(3,008)			(220,339)	(3,008)
Comprehensive income (loss):
Net loss				$(83,760)	(83,760)					-	(83,760)
Other comprehensive income (loss):
Defined benefit plans, net of tax of $317				(511)					(511)	-	(511)
Other comprehensive income (loss)				(511)						-	-
Comprehensive income (loss):				$(84,271)						-	-
Income tax benefits of stock-based compensation, net of contingency			(2,850)							-	(2,850)
Stock-based compensation expense			20,608							-	20,608
Dividends declared					(25,549)					-	(25,549)
December 31, 2009	131,850,356	$57,736	$252,513		$1,030,203	(27,165,400)	$(395,242)	$-	$(1,234)	104,684,956	$943,976

The accompanying notes are an integral part of these consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For The Years Ended December 31, 2009, 2008 and 2007

1.	Nature of Operations

The financial statements include the accounts of Frontier Oil Corporation (“FOC”), a Wyoming corporation, and its wholly-owned subsidiaries, collectively referred to as “Frontier” or “the Company.”  The Company is an energy company engaged in crude oil refining and wholesale marketing of refined petroleum products (the “refining operations”).
The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas.  The Company also owns Ethanol Management Company (“EMC”), a products terminal and blending facility located near Denver, Colorado.  The Company also purchased in December 2009, a refined products pipeline which runs from Cheyenne, Wyoming to Sidney, Nebraska and the associated refined products terminal and truck rack at Sidney, Nebraska.  This purchase is included in “Other acquisitions and leasehold improvements” on the Consolidated Statements of Cash Flows.
The Company also owned, until their sale in September 2007, a 34.72% interest in a crude oil pipeline in Wyoming and a 50% interest in two crude oil tanks in Guernsey, Wyoming, both of which were accounted for as undivided interests.  Each of these assets and the associated liabilities, revenues and expenses were reported on a proportionate gross basis until their disposition.  In addition, the equity method of accounting is utilized for the Company’s 25% interest in 8901 Hangar, Inc., a company which leases and operates a private airplane hangar.  The Company’s investment in 8901 Hangar, Inc. was $82,000 and $89,000 at December 31, 2009 and 2008, respectively, and is included in “Other assets” on the Consolidated Balance Sheets.
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

Revenue Recognition
Revenues from sales of refined products are earned and realized upon transfer of title to the customer based on the contractual terms of delivery (including payment terms and prices).  Title primarily transfers at the refinery or terminal when the refined product is loaded into the common carrier pipelines, trucks or railcars (free on board origin).  In some situations, title transfers at the customer’s destination (free on board destination).  Nonmonetary product exchanges and certain buy/sell crude oil transactions which are entered into in the normal course of business are included on a net cost basis in “Raw material, freight and other costs” on the Consolidated Statements of Operations.  Taxes collected from customers and remitted to governmental authorities are not included in reported revenues.

Property, Plant and Equipment
Property, plant and equipment additions are recorded at cost and depreciated using the straight-line method over the estimated useful lives, which range as follows:
Refineries, pipeline and terminal equipment	2 to 50 years
Furniture, fixtures and other equipment	2 to 20 years
The costs of components of property, net of salvage value, retired or abandoned are charged or credited to accumulated depreciation.  Gains or losses on sales or other dispositions of property are recorded in operating income and are reported in “Net gains on sales of assets” in the Consolidated Statements of Operations.
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
The Company capitalizes interest on the long-term construction of significant assets.  Interest capitalized for the years ended December 31, 2009, 2008 and 2007 was $5.3 million, $6.6 million and $8.1 million, respectively.

Turnarounds
Normal maintenance and repairs are expensed as incurred.  Planned major maintenance is the scheduled and required shutdowns of refinery processing units for significant overhaul and refurbishment (“turnarounds”).  Turnaround costs include contract services, materials and rental equipment.  The costs of turnarounds are deferred when incurred and amortized on a straight-line basis over the period of time estimated to lapse until the next turnaround occurs.  These deferred charges are included in the Company’s Consolidated Balance Sheets in “Deferred turnaround costs.” Also included in the Consolidated Balance Sheets, in “Deferred catalyst costs,” are the costs of the catalyst that is replaced at periodic intervals when the quality of the catalyst has deteriorated beyond its prescribed function.  The catalyst costs are deferred when incurred and amortized on a straight-line basis over the estimated useful life of the specific catalyst.  The amortization expenses resulting from the turnaround and catalyst costs are included in “Refinery operating expenses, excluding depreciation” in the Company’s Consolidated Statements of Operations.

Inventories
During the fourth quarter of 2009, the Company changed its inventory valuation method for crude oil, unfinished products and finished products to the last-in, first-out (LIFO) method from the first-in, first-out (FIFO) method as previously disclosed.  See Note 3 “Change in Accounting Principle – Inventory” for additional information.  As a result of the adjustment, the Company’s previously reported December 31, 2008, inventory balance has decreased by $19.6 million.  Inventories of crude oil, unfinished products and all finished products are now recorded at the lower of cost on a LIFO basis or market, which is determined using current estimated selling prices.  Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other costs.  Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned.  These include unfinished gasoline and diesel, blendstocks and other feedstocks.  Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products.  Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values.  Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts.  The net exchange balance is included in inventory.  Inventories of process chemicals and repairs and maintenance supplies and other are recorded at the lower of average cost or market.  Crude oil inventories, unfinished product inventories and finished product inventories are used to secure financing for operations under the Company’s revolving credit facility.  (See Note 8 “Revolving Credit Facility.”)  The components of inventory as of December 31, 2009 and 2008 were as follows:

	December 31,
	2009	2008 As Adjusted
	(in thousands)

Crude oil	$343,154	$121,973
Unfinished products	101,436	55,915
Finished products	94,239	54,332
LIFO reserve - adjustment to inventories	(272,634)	(19,624)
	266,195	212,596
Process chemicals	1,162	1,385
Repairs and maintenance supplies and other	26,119	22,524
	$293,476	$236,505

The Company uses the double extension, dollar value approach to price LIFO inventory.  A single material business unit pool is used for all crude oil and unfinished and finished products inventories.  An actual valuation of inventory under the LIFO method is made annually at the end of each fiscal year based on the inventory levels at that time.  Interim LIFO calculations are based on year to date inventory levels at the interim period end.  The interim LIFO calculations are subject to the annual LIFO inventory valuation at year end; accordingly, annual results may differ from interim results.  There were no material liquidations of LIFO inventory layers for the years ended December 31, 2009 and 2008.  During the year ended December 31, 2007, the Company reduced certain inventory quantities resulting in a liquidation of LIFO inventory quantities carried at lower costs prevailing in prior years compared to the cost of 2007 purchases.  The effect of these reductions resulted in a decrease of “Raw material, freight and other costs” of $13.2 million and an increase in “Net income” of $8.2 million after tax or $0.08 per diluted share in 2007.

Prepaid Insurance
The Company charges the amounts paid for insurance policies to expense over the term of the policy.  Prepaid insurance related to policies with terms of one year or less are included in “Other current assets” on the Consolidated Balance Sheets.

Income Taxes
The Company accounts for income taxes under the provisions of accounting principles generally accepted in the United States of America (“GAAP”) which requires the asset and liability approach for accounting for income taxes.  Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax basis.  The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under GAAP.  See Note 9 “Income Taxes” for further information.

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

Price Risk Management Activities
The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions and purchases of foreign crude oil and to fix margins on certain future production.  See Note 14, “Price and Interest Risk Management Activities” for detailed information on the Company’s price risk management activities.

Stock-based Compensation
The Company accounts for stock-based compensation in accordance with GAAP which requires companies to recognize the fair value of stock options and other stock-based compensation in the financial statements.  See Note 10, under “Stock-based Compensation”, for detailed information on the Company’s stock-based compensation.

Asset Retirement Obligations
The Company accounts for asset retirement obligations as required under GAAP.  GAAP requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, with the associated asset retirement costs being capitalized as a part of the carrying amount of the long-lived asset.
The term “conditional asset retirement obligation” as used in GAAP literature refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity.  Because the obligation to perform the asset retirement activity is unconditional, the guidance provides that a liability for the fair value of a conditional asset obligation should be recognized if that fair value can be reasonably estimated, although uncertainty exists about the timing and/or method of settlement.  The guidance also clarifies when an entity would have sufficient information to reasonably estimate the fair value of a conditional asset retirement obligation under GAAP.
The Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008 recognized a net asset retirement obligation of $5.4 million and $6.3 million, respectively.  At December 31, 2009, $919,000 of the $5.4 million was classified as current in “Accrued liabilities and other” and $4.5 million was included in “Other long-term liabilities.”  Changes in the Company’s asset retirement obligations for the year ended December 31, 2009 were as follows (in thousands):

Balance as of December 31, 2008	$6,281
Liabilities incurred	442
Liabilities settled	(1,602)
Accretion expense	376
Revisions to timing of estimated cash flows	(105)
Balance as of December 31, 2009	$5,392

The Company has asset retirement obligations related to its Refineries and certain other assets as a result of environmental and other legal requirements.  The Company is not required to perform such work in some circumstances until it permanently ceases operations of the long-lived assets.  Because the Company considers the operational life of the Refineries and certain other assets indeterminable, an associated asset retirement obligation cannot be calculated at this time.  The Company has recorded an asset retirement obligation for the handling and disposal of hazardous and non-hazardous substances that the Company is legally obligated to incur in connection with maintaining and improving the Refineries and certain other assets.

Foreign currency transactions
The Company has receivables and payables denominated in Canadian dollars from certain crude oil purchases and related taxes on such purchases.  These amounts are accounted for in accordance with generally accepted accounting principles on the Consolidated Balance Sheets by translating the balances at the applicable exchange rates until they are settled.  The corresponding gain or loss is recognized in the Consolidated Statements of Operations.  For the years ended December 31, 2009, 2008 and 2007, the Company recognized a loss in “Other Revenues” of $1.3 million, $457,000 and $0, respectively, due to the translation of its foreign denominated assets and liabilities.

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

Subsequent Events
The Company has evaluated subsequent events through February 24, 2010.

Cash Equivalents
Highly liquid investments with maturity, when purchased, of three months or less are considered to be cash equivalents.  Cash equivalents were $424.3 million and $482.4 million at December 31, 2009 and 2008, respectively.

Supplemental Cash Flow Information
Cash payments for interest, net of capitalized interest, during 2009, 2008 and 2007 were $21.7 million, $4.8 million and $5.5 million, respectively.  Cash payments for income taxes during 2009, 2008 and 2007 were $36.2 million, $59.7 million and $294.1 million, respectively.  Cash refunds of income taxes during 2009, 2008 and 2007 were $52.5 million, $24.9 million and none, respectively.  Noncash investing activities include accrued capital expenditures of $17.1 million, $26.9 million and $27.1 million as of December 31, 2009, 2008 and 2007, respectively.

Related Party Transactions
In February 2010, subsequent to the balance sheet date, the Company made a relocation-related loan to an officer of one of its subsidiaries in the amount of $120,000 with a maximum term of one year.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.”  ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements regarding fair value measurement.  Where applicable, this statement simplifies and codifies fair value related guidance previously issued within GAAP.  ASC 820 was effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company was required to apply ASC 820 to non-recurring financial and non-financial instruments effective January 1, 2009 in addition to all other financial instruments.  See Note 12 “Fair Value Measurement” for related disclosures.
In March 2008, the FASB released additional disclosure requirements for derivative instruments and hedging activities under ASC 815-10-50.  ASC 815-10-50 disclosure provisions apply to all entities with derivative instruments subject to current guidance under GAAP.  The provisions also apply to related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments.  Entities with instruments subject to ASC 815-10-50 must provide more robust qualitative disclosures and expanded quantitative disclosures.  The disclosure requirements are effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; thus, the Company adopted ASC 815-10-50 on January 1, 2009.  See Note 14 “Price and Interest Risk Management Activities” for additional disclosures required under ASC 815-10-50.
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
In April 2009, the FASB issued additional guidance under ASC 825-10-65-1, “Interim Disclosures about Fair Value of Financial Instruments.”  This additional guidance amends current fair value guidance within GAAP, to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements.  The new guidance is effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on the Company’s financial statements.  See Note 12 “Fair Value Measurement” for additional disclosures required under this guidance.
In April 2009, the FASB issued additional guidance under ASC 805-20 to address concerns about the application of current guidance to assets and liabilities arising from contingencies in a business combination.  The new guidance establishes a model similar to the one entities used under current guidance to account for pre-acquisition contingencies.  This new guidance is effective for business combinations whose acquisition date is at or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this new guidance did not have a material impact on the Company’s financial statements.
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
In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles” effectively establishing the Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied to rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants.  The Codification, established as part of ASC 105, supersedes existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and related literature.  All guidance within the Codification has equal authority and all other accounting literature is considered non-authoritative.  ASC 105 was adopted by the Company during the period ended September 30, 2009.  The adoption of ASC 105 changed the way the Company cites authoritative guidance within the Company’s financial statements and accounting policies; however, the impact was not material.
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
In October 2009, the FASB issued ASU 2009-13 “Multiple-Deliverable Revenue Arrangements”.  This ASU addresses the unit of accounting for arrangements involving multiple deliverables.  It also addresses how consideration should be allocated to the separate units of accounting.  This ASU retains previous criteria for when delivered items in a multiple-deliverable arrangement should be considered separate units of accounting; however, it removes the previous separation criterion under previously issued guidance, that objective and reliable evidence of the fair value of any undelivered items must exist for the delivered items to be considered a separate unit or units of accounting.  ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010.  The Company is currently evaluating the potential impact of ASU 2009-13 on its financial statements and disclosures.

3.	Change in Accounting Principle – Inventory

During the fourth quarter of 2009, the Company changed its inventory valuation method for crude oil, unfinished products and finished products to the LIFO method from the FIFO method as previously disclosed. All of the Company’s other inventories will continue to be valued at the lower of average cost or market.  The Company believes the change to the LIFO method is preferable because it will improve matching of current costs with revenues and improve comparability with its industry peers.
The Company has determined that it is impracticable to determine the cumulative effect of applying this change for years prior to 2001 as the prior period specific information necessary to value inventory under LIFO was unavailable.  Therefore, the Company has retrospectively adjusted the consolidated financial statements for the change for all periods to the beginning of 2001.  As a result of the change in accounting principle, retained earnings as of January 1, 2007 decreased from $719.8 million, as originally reported under the FIFO method, to $658.6 million under the LIFO method.  The following consolidated financial statement line items as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 were affected by the change in accounting principle.  For 2009, the FIFO numbers are calculated and presented assuming the Company had not adopted the LIFO method.

	Year Ended December 31, 2009
	As Computed under FIFO	As Reported under LIFO	Change
	(in thousands - except per share data )

Consolidated Statement of Operations:
Raw material, freight and other costs	$3,635,298	$3,888,308	$253,010
Operating income (loss)	147,640	(105,370)	(253,010)

Income (loss) before income taxes	121,732	(131,278)	(253,010)
Provision (benefit) for income taxes	46,237	(47,518)	(93,755)
Net income (loss)	$75,495	$(83,760)	$(159,255)

Basic earnings (loss) per share	$0.73	$(0.81)	$(1.54)
Diluted earnings (loss) per share	$0.72	$(0.81)	$(1.53)

Consolidated Statement of Cash Flows:
Net income (loss)	$75,495	$(83,760)	$159,255
Adjustments to reconcile net income to net income from operating activities:
Deferred income taxes	39,326	31,082	8,244
Changes in components of working capital from operations:
Decrease (increase) in trade, income taxes and other receivables	29,470	(56,041)	85,511
Decrease (increase) in inventory	(309,981)	(56,971)	(253,010)

Net cash provided by operating activities	$140,942	$140,942	$-

	Years Ended December 31,
	2008			2007
	As Originally Reported	As Adjusted	Change	As Originally Reported	As Adjusted	Change
	(in thousands - except per share data)

Consolidated Statements of Operations:
Raw material, freight and other costs	$5,950,782	$5,716,091	$(234,691)	$4,039,235	$4,194,971	$155,736
Operating income	116,753	351,444	234,691	755,795	600,059	(155,736)

Income before income taxes	107,048	341,739	234,691	768,873	613,137	(155,736)
Provision for income taxes	26,814	115,686	88,872	269,748	210,805	(58,943)
Net income	$80,234	$226,053	$145,819	$499,125	$402,332	$(96,793)

Basic earnings per share	$0.78	$2.19	$1.41	$4.67	$3.77	$(0.90)
Diluted earnings per share	$0.77	$2.18	$1.41	$4.62	$3.73	$(0.89)

Consolidated Statements of Cash Flows:				`
Net income	$80,234	$226,053	$145,819	$499,125	$402,332	$(96,793)
Adjustments to reconcile net income to net income from operating activities:
Deferred income taxes	80,894	169,766	88,872	(1,916)	(60,859)	(58,943)
Changes in componenets of working capital from operations:
Decrease (increase) in inventory	245,798	11,107	(234,691)	(127,351)	28,385	155,736
Net cash provided by operating activities	$297,275	$297,275	$-	$429,013	$429,013	$-

	December 31, 2009			December 31, 2008
	As Computed under FIFO	As Reported under LIFO	Change	As Originally Reported	As Adjusted	Change
	(in thousands)
Consolidated Balance Sheet:
Income taxes receivable	$89,116	$174,627	$85,511	$116,118	$116,118	$-
Inventory of crude oil, products and other	566,110	293,476	(272,634)	256,129	236,505	(19,624)
Deferred income tax assets - current	18,464	26,373	7,909	8,841	16,301	7,460

Total current assets	$1,216,580	$1,037,366	$(179,214)	$1,017,303	$1,005,139	$(12,164)

Deferred income tax assets - long-term	-	10,767	10,767	-	-	-

Total assets	$2,316,342	$2,147,895	$(168,447)	$2,018,469	$2,006,305	$(12,164)

Deferred income tax liabilities	$227,846	$230,818	2,972	$179,214	$179,214	-

Retained earnings	$1,201,622	$1,030,203	$(171,419)	$1,151,676	$1,139,512	$(12,164)

Total liabilities and shareholders' equity	$2,316,342	$2,147,895	$(168,447)	$2,018,469	$2,006,305	$(12,164)

4.	Other Receivables

	December 31,
	2009	2008
	(in thousands)

Investment fund receivable, net of allowance	$2,143	$6,418
Realized futures trading receivable	2,341	11,854
Other	3,358	6,944
	$7,842	$25,216

The Company had a $32.7 million money market investment in a money market fund called the Reserve Primary Fund (“Fund”) that was deemed illiquid in September 2008.  The Fund is currently overseen by the SEC, which is determining the amount and timing of liquidation.  Prior to the freeze on the Fund’s assets, the Company requested its funds in their entirety and reclassed the $32.7 million investment out of “Cash and cash equivalents” to “Other receivables” on the Consolidated Balance Sheet.  It is currently estimated that approximately 1.5% of the Company’s original investment is at-risk for recoverability, primarily due to the bankruptcy of Lehman Brothers, as the Fund had an investment in Lehman Brothers Holdings, Inc. commercial paper.  Therefore, an allowance of $499,000 was recorded as of December 31, 2009 and 2008.  In addition, the Company received partial distributions through December 31, 2009 from the Fund totaling $30.1 million, resulting in a net investment fund receivable of $2.1 million.  In February 2010, subsequent to the balance sheet date, the Company received another $2.2 million partial distribution, increasing its total distributions to $32.2 million, leaving no net remaining investment fund receivable.  Any distributions received in excess of our net receivable will be recorded into subsequent periods as income.

5.	Other Current Assets

	December 31,
	2009	2008
	(in thousands)

Margin deposits	$10,898	$18,323
Derivative assets	124	8,584
Prepaid insurance	1,705	8,374
Other	1,780	1,757
	$14,507	$37,038

6.	Accrued Liabilities and Other

	December 31,
	2009	2008
	(in thousands)

Accrued compensation	$26,093	$12,606
Accrued Beverly Hills litigation settlement	-	10,000
Accrued environmental costs	7,599	10,040
Accrued dividends	6,979	6,779
Accrued property taxes	5,573	5,295
Accrued interest	7,638	7,363
Derivative liabilities	6,551	-
Accrued income taxes	293	326
Other	4,073	4,675
	$64,799	$57,084

7.	Long-term Debt

	December 31,
	2009	2008
	(in thousands)

6.625% Senior Notes (Due October 1, 2011)	$150,000	$150,000

8.5% Senior Notes (Due September 15, 2016)	200,000	200,000
Less discount	(2,515)	(2,780)
8.5% Senior Notes, net	197,485	197,220

	$347,485	$347,220

In September 2008, the Company issued $200.0 million aggregate principal amount of 8.5% Senior Notes.  The 8.5% Senior Notes, which mature on September 15, 2016, were issued at a 1.42% discount ($2.8 million) resulting in total Senior Notes, net of discount, of $197.2 million.  The Company received net proceeds (after underwriting fees) of $195.3 million.  Interest is paid semi-annually on March 15 and September 15.  The 8.5% Senior Notes are redeemable, at the option of the Company, at 104.25% after September 15, 2012, declining to 100.00% in 2014.  Prior to September 15, 2012, the Company may at its option redeem the 8.5% Senior Notes at a make-whole price comprised of 104.25% of the principal amount plus a make-whole amount. The make-whole amount is the excess, if any, of the present value of the remaining interest and principal payments due on the 8.5% Senior Notes as if such notes were redeemed on September 15, 2012 computed using a discount rate equal to the Treasury Rate plus 50 basis points, over the principal amount of the notes.  The 8.5% Senior Notes may restrict payments, including dividends, and limit the incurrence of additional indebtedness based on covenants related to interest coverage and restricted payments.  Frontier Holdings Inc. and its material subsidiaries are full and unconditional guarantors of the 8.5% Senior Notes (see Note 15 “Consolidating Financial Statements”).
In October 2004, the Company issued $150.0 million principal amount of 6.625% Senior Notes. The 6.625% Senior Notes, which mature on October 1, 2011, were issued at par, and the Company received net proceeds (after underwriting fees) of $147.2 million.  Interest is paid semi-annually (see also Note 13 “Price and Interest Risk Management Activities”).  The 6.625% Senior Notes are redeemable, at the option of the Company, at 101.104% through September 30, 2010 and at 100% thereafter.  The 6.625% Senior Notes may restrict payments, including dividends, and limit the incurrence of additional indebtedness based on covenants related to interest coverage and restricted payments.  Frontier Holdings Inc. and its subsidiaries are full and unconditional guarantors of the 6.625% Senior Notes (see Note 15 “Consolidating Financial Statements”).

8.	Revolving Credit Facility

The refining operations have a working capital credit facility with a group of banks led by Union Bank of California and BNP Paribas (“Facility”).  The Facility, collateralized by inventory, accounts receivable and related contracts and intangibles, and certain deposit accounts, provides working capital financing for operations, generally the financing of crude oil and product supply.  The Facility matures in August 2012.  The maximum amount available under this agreement is $500 million and has a margin at a range from 1.5% to 2% plus the base rate or LIBOR rate, as applicable.  The Facility provides for a quarterly commitment fee from 0.30% to .375% per annum plus standard issuance and renewal fees.  No funds were borrowed at any time during 2009 under the Facility, and thus the Company did not incur any interest expense under the Facility in 2009.  The Company had average daily borrowings of $4.8 million during 2008 under the Facility, with interest expense incurred of $193,000 at an average interest rate of 4.041%.  The Facility is subject to compliance with financial covenants relating to cash coverage, debt leverage and current ratios and permitted consolidated long-term funded indebtedness.  The Company was in compliance with these covenants at December 31, 2009.  No borrowings were outstanding at December 31, 2009 or 2008, under the Facility.  Standby letters of credit outstanding were $53.0 million and $12.5 million at December 31, 2009 and 2008, respectively.  As of December 31, 2009, the Company had borrowing base availability of $399.4 million under the Facility.
The Facility restricts payments to FOC from its subsidiaries and thus, as required by Regulation 210.5-04 of Regulation S-X of the Securities Exchange Act of 1934, as amended, the Condensed Financial Information of FOC is included in Schedule I of this Form 10-K.

9.	Income Taxes

The provision (benefit) for income taxes is comprised of the following:

	Years ended December 31,
	2009	2008 As Adjusted (Note 3)	2007 As Adjusted (Note 3)
	(in thousands)
Current:
Federal	$(78,177)	$(51,136)	$238,555
State	(423)	(2,944)	33,109
Total current provision (benefit)	(78,600)	(54,080)	271,664
Deferred:
Federal	40,332	174,437	(53,685)
State	(9,250)	(4,671)	(7,174)
Total deferred provision (benefit)	31,082	169,766	(60,859)
Total provision (benefit)	$(47,518)	$115,686	$210,805

The following is a reconciliation of the provision (benefit) for income taxes computed at the statutory United States income tax rates on pretax income and the provision (benefit) for income taxes as reported:

	Years ended December 31,
	2009	2008	2007
	(in thousands)

Provision (benefit) based on statutory rates	$(45,947)	$119,609	$214,598
Increase (decrease) resulting from:
State income tax provision (benefit)	(9,673)	(7,615)	25,935
Federal tax effect of state income taxes	3,385	2,666	(9,077)
Federal tax contingency reversals and adjustments	-	(2,856)	-
Increase (benefit) from the Section 199 manufacturers deduction	838	3,052	(15,387)
Benefit of ultra-low sulfur diesel tax credit	-	-	(5,525)
Other, including permanent book-tax differences	3,879	830	261
Provision (benefit) as reported	$(47,518)	$115,686	$210,805

Significant components of deferred tax assets and liabilities are shown below:

	December 31, 2009			December 31, 2008 As Adjusted (Note 3)
	State	Federal	Total	State	Federal	Total
	(in thousands)
Current deferred tax assets:
Gross current assets:
Inventory differences	$996	$7,261	$8,257	$910	$6,868	$7,778
Accrued bonuses	917	6,685	7,602	292	2,203	2,495
Stock-based compensation	1,053	7,681	8,734	932	7,035	7,967
Accrued legal settlement	-	-	-	293	2,212	2,505
Environmental liability accruals	359	2,620	2,979	337	2,546	2,883
State net operating losses	-	-	-	4,034	-	4,034
Kansas income tax credits	304	-	304	2,332	-	2,332
Unrealized loss on derivative contracts	308	2,250	2,558	-	-	-
Current state income tax liabilities	-	85	85	-	97	97
Other	207	1,512	1,719	198	1,491	1,689
Total gross current assets	4,144	28,094	32,238	9,328	22,452	31,780

Gross current liabilities:
Prepaid expenses and other	(94)	(685)	(779)	(418)	(3,153)	(3,571)
State income tax receivables	-	(3,669)	(3,669)	-	(5,527)	(5,527)
State deferred taxes	-	(1,417)	(1,417)	-	(2,979)	(2,979)
Unrealized gain on derivative contracts	-	-	-	(398)	(3,004)	(3,402)
Total gross current liabilities	(94)	(5,771)	(5,865)	(816)	(14,663)	(15,479)
Total current net deferred tax assets	$4,050	$22,323	$26,373	$8,512	$7,789	$16,301

Long-term deferred tax liabilities:
Gross long-term assets:
Pension and other post-retirement benefits	$1,590	$11,598	$13,188	$1,446	$10,906	$12,352
Interest on contingent income taxes	305	2,223	2,528	216	1,628	1,844
Environmental liability accruals	188	1,374	1,562	211	1,593	1,804
Asset retirement obligations	215	1,566	1,781	214	1,617	1,831
Kansas income tax credits	27,356	-	27,356	20,556	-	20,556
State net operating losses	14,600	-	14,600	-	-	-
Other	176	1,846	2,022	131	1,561	1,692
State deferred taxes	-	-	-	-	1,045	1,045
Total gross long-term assets	44,430	18,607	63,037	22,774	18,350	41,124
Gross long-term liabilities
Depreciation	(30,959)	(225,933)	(256,892)	(23,558)	(177,964)	(201,522)
Deferred turnaround costs	(2,704)	(19,724)	(22,428)	(2,203)	(16,613)	(18,816)
State deferred taxes	-	(3,768)	(3,768)	-	-	-
Total long-term net deferred tax assets (liabilities)	$10,767	$(230,818)	$(220,051)	$(2,987)	$(176,227)	$(179,214)

As of December 31, 2009, the Company had federal income taxes receivable of $164.1 million and state income taxes receivable of $10.5 million, which are included in “Income taxes receivable” on the Consolidated Balance Sheet.  The federal income tax receivable results from the Company having a taxable loss for the year ended December 31, 2009, which will enable the Company to receive a refund for all of its 2009 estimated income tax payments of $36.0 million as well as a carryback of the net operating loss (“NOL”) generated in 2009 to claim an additional estimated $74.5 million tax refund from prior years.  The Company also has a refund receivable of $35.3 million for an amended 2006 return filed which carried back the NOL generated in 2008.  In addition, the Company has a refund receivable for the $18.4 million overpayment on its federal income tax return for the year ended December 31, 2007.
The Company recognized the benefits of $4.5 million and $23.3 million, in 2009 and 2008, respectively for Kansas income tax credits related to expansion projects completed in the years 2006 through 2009 at its El Dorado Refinery.  Of these $27.8 million Kansas income tax credits, the Company has taken $217,000 on the Company’s amended 2006 Kansas income tax return and $217,000 on the Company’s 2007 Kansas income tax return, both filed in 2008.  The remaining $27.4 million of Kansas income tax credits (reflected as deferred tax assets as of December 31, 2009), are scheduled to be taken over the years 2010 thru 2018.  The income tax provision for the year ended December 31, 2007 was reduced $5.5 million because of an $8.5 million credit for production of ultra low sulfur diesel fuel (see “Environmental” under Note 13 “Commitments and Contingencies”).
The Company generated an estimated federal NOL in 2009 of $218.4 million which, as indicated above, the Company plans to carryback, enabling it to receive a refund of taxes paid in prior years.  The Company generated a federal NOL in 2008 of $103.9 million, for which, as indicated above, the Company has filed the necessary return to carryback this NOL, and has a receivable for a refund of taxes paid in prior years.  As of December 31, 2009, the Company also has estimated state net operating losses generated in 2009 and 2008 of approximately $155.8 million in Kansas, $54.6 million in Colorado and $13.0 million in Nebraska, which will be carried forward to reduce income taxes payable in future years.
The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some or all of its deferred tax assets will not be realized.  Realization of the deferred income tax assets is dependent on generating sufficient taxable income in future years.  Although realization is not assured, management believes that it is more likely than not that all of the deferred income tax assets will be realized and thus, no valuation allowance was provided as of December 31, 2009 and 2008.
During 2009, the Company recognized a net decrease in previously recognized income tax benefits related to the deductibility of stock-based compensation, net of contingencies, in the amount of $2.9 million.  The Company recognized income tax benefits related to the deductibility of stock-based compensation, net of contingencies, in the amounts of $5.3 million and $6.4 million for the years ended December 31, 2008 and 2007, respectively.  Such benefits (or decrease in benefits) were recorded as an increase (decrease) in additional paid-in capital, a reduction of income taxes payable (or decrease in income taxes receivable) and an increase or decrease in “Contingent income tax liabilities.”  The Company also recognized an income tax (asset) liability related to the minimum defined benefit liability reflected in “Accumulated other comprehensive income (loss)” in the amounts of ($317,000), ($1.4 million) and $805,000 for the years ended December 31, 2009, 2008 and 2007, respectively.
The Company is currently under a U.S. Federal income tax examination for 2007, 2006 and 2005.  The Company has received a Notice of Proposed Adjustment (“NOPA”) from the Internal Revenue service for approximately $14.4 million of 2005 taxes and approximately $4.7 million of 2006 taxes both related to the deductibility for income tax purposes of certain stock-based compensation for executives.   The Company has submitted a protest of these amounts and is in the appeals process.  As discussed below, the Company has provided income tax contingencies for these amounts in the event it is unsuccessful in its appeal.
The Company adopted GAAP guidance related to income tax contingencies on January 1, 2007.  The Company reviewed all open tax years for all jurisdictions, primarily U.S. Federal and the states of Kansas, Colorado and Nebraska for the years 2003 through 2006.  As a result of the implementation of the new rules, the Company recognized approximately a $940,000 increase in the liability for unrecognized tax benefits and $76,000 in accrued interest, which were accounted for as reductions to the January 1, 2007 balance of retained earnings.  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and the federal income tax benefit of state contingencies, for the years ended December 31, 2009, 2008 and 2007 is as follows (in thousands):

	Years ended December 31,
	2009	2008	2007

Balance beginning of year	$24,278	$28,324	$27,710
Additions based on tax positions related to the current year	-	521	692
Additions for tax positions of prior years	-	1,294	-
Reductions for tax positions of prior years	(424)	(120)	-
Settlements	-	-	-
Reductions due to lapse of applicable statutes of limitations	-	(5,741)	(78)
Balance end of year	$23,854	$24,278	$28,324

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in “Interest expense and other financing costs” on the Consolidated Statements of Operations.  During the years ended December 31, 2009, 2008 and 2007, the Company recognized approximately $1.7 million, $530,000 (net of reversals of $1.2 million), and $2.4 million, respectively, of interest expense on contingent income tax liabilities. During the years ended December 31, 2009, 2008 and 2007, the Company recorded $1,000, $52,000 and $59,000, respectively, in tax penalties.  The Company had approximately $6.4 million and $4.7 million in accrued interest on income tax contingencies at December 31, 2009 and 2008, respectively.
The total contingent income tax liabilities and accrued interest of $29.3 million and $28.1 million are reflected in the Consolidated Balance Sheet at December 31, 2009 and 2008 in “Contingent income tax liabilities.”  These contingencies relate to the deductibility for income tax purposes of certain stock-based compensation for executives and the treatment of certain items for state income tax purposes.  The Company has no tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  Total unrecognized tax benefits at December 31, 2009 that, if recognized, would affect the effective tax rate were $1.6 million.
The regular statutes of limitations for contingencies related to the Company’s 2004 and 2005 income tax returns (totaling $20.9 million, including accrued interest, as of December 31, 2009) would normally have expired in the third and fourth quarters of 2009; however, the statute of limitations for the Company’s 2005 federal return has been extended to October 2010 only as it relates to the issues in question under the NOPA to allow for the appeals process discussed above.  The related state income tax statutes of limitations are considered also to be automatically extended. These contingencies primarily relate to the deductibility for income tax purposes of certain stock-based compensation for executives.  The statute of limitations for contingencies related to certain of the Company’s 2005 and 2006 income tax returns (totaling $6.2 million, included accrued interest as of December 31, 2009) will currently expire in the third and fourth quarters of 2010.
As of December 31, 2009, the Company is generally open to examination in the United States and various individual states for tax years ended December 31, 2006 through December 31, 2009.

10.	Common Stock

Dividends
The Company declared a quarterly cash dividend of $0.06 per share of common stock for the quarters ended March 31, 2009 through December 31, 2009.
All outstanding common shareholders at the declaration date are eligible to participate in dividends.  The payment of dividends is prohibited under the Company’s revolving credit facility only if a default has occurred and is continuing or such payment would cause a default.  The 6.625% and 8.5% Senior Notes may restrict dividend payments based on covenants related to interest coverage and a restricted payments calculation.  As of December 31, 2009, the Company had no availability for declaring dividends under the 6.625% and 8.5% Senior Notes restricted payments covenants.

Treasury stock
The Company accounts for its treasury stock under the cost method on a FIFO basis.  Through December 31, 2009, the Company’s Board of Directors has approved a total of $400.0 million for share repurchases, of which $299.8 million has been utilized (none in 2009), leaving remaining authorization of $100.2 million for future repurchases of shares.  A rollforward of treasury stock for the year ended December 31, 2009 is as follows:

	Number of shares	Amount
	(in thousands except share amounts)

Balance as of December 31, 2008	27,945,884	$393,732
Shares received to fund withholding taxes	220,339	3,008
Shares issued for stock option exercises	(15,000)	(20)
Shares issued for restricted stock unit vestings	(52,560)	(96)
Shares issued for restricted stock grants, net of forfeits	(690,594)	(1,037)
Shares issued for conversion of stock unit awards	(242,669)	(345)
Balance as of December 31, 2009	27,165,400	$395,242

Earnings per Share
The following sets forth the computation of diluted earnings per share (“EPS”) for the years ended December 31, 2009, 2008 and 2007.

	2009			2008 As Adjusted			2007 As Adjusted
	Income (Num- erator)	Shares (Denomi- nator)	Per Share Amount	Income (Num- erator)	Shares (Denomi- nator)	Per Share Amount	Income (Num- erator)	Shares (Denomi- nator)	Per Share Amount
	(in thousands except per share amounts)
Basic EPS:
Net income (loss)	$(83,760)	103,597	$(0.81)	$226,053	103,139	$2.19	$402,332	106,804	$3.77
Dilutive securities:
Stock options		-			40			291
Restricted stock and stock unit awards		-			428			875
Diluted EPS:
Net income (loss)	$(83,760)	103,597	$(0.81)	$226,053	103,607	$2.18	$402,332	107,970	$3.73

For the years ended December 31, 2009 and 2008, 434,793 and 449,591 outstanding stock options that could potentially dilute EPS in future years were not included in the computation of diluted EPS as they were anti-dilutive.  In addition, for the year ended December 31, 2009, there were 1.2 million outstanding restricted stock and stock unit awards that could potentially dilute EPS in future years that were not included in the computation of diluted EPS as they were anti-dilutive due to the Company’s net loss.  For the year ended December 31, 2007, there were no outstanding stock options that could potentially dilute EPS in future years that were not included in the computation of diluted EPS.

Stock-based Compensation
Stock-based compensation costs and income tax benefits recognized in the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	Years Ended December 31,
	2009	2008	2007
	(in thousands)

Restricted shares and units	$16,038	$12,233	$12,856
Stock options	304	1,004	1,515
Contingently issuable stock unit awards	4,266	6,777	8,182
Total stock-based compensation expense	$20,608	$20,014	$22,553

Income tax benefit recognized in the income statement	$7,831	$6,730	$8,570

Omnibus Incentive Compensation Plan.  The Company’s Omnibus Incentive Compensation Plan (the “Plan”) is a broad-based incentive plan that provides for granting stock options, stock appreciation rights (“SAR”), restricted stock awards, performance awards, stock units, bonus shares, dividend equivalent rights, other stock-based awards and substitute awards (“Awards”) to employees, consultants and non-employee directors of the Company.   The maximum number of shares of the Company’s common stock that may be issued under the Plan with respect to Awards is 12,000,000 shares, subject to certain adjustments as provided by the Plan.  The number of shares available for Awards will be reduced by 1.7 times the number of shares for each stock-denominated award granted, other than an option or a SAR under the Plan, and will be reduced by 1.0 times the number of option shares or SARs granted.  As of December 31, 2009, 2,283,313 shares were available to be awarded under the Plan assuming maximum payout is achieved on the contingently issuable awards made in 2008 and 2009 and an estimated achieved performance level on the 2007 contingently issuable awards (see “Contingently Issuable Awards” below).  For purposes of determining compensation expense, forfeitures are estimated at the time Awards are granted based on historical average forfeiture rates and the group of individuals receiving those Awards.  The Plan provides that the source of shares for Awards may be either newly issued shares or treasury shares.  For the year ended December 31, 2009, treasury shares were re-issued for stock awards, restricted stock awards and for shares issued due to the exercise of stock options.  The Company does not plan to repurchase additional treasury shares in 2010 strictly for issuing share Awards; however, treasury shares that are repurchased or are currently in treasury may be issued as share Awards in 2010.  As of December 31, 2009, there was $19.6 million of total unrecognized compensation cost related to the Plan including costs for restricted stock and performance-based awards, which is expected to be recognized over a weighted-average period of 1.88 years.

Stock Options.  Stock options are issued at the current market price of the Company’s common stock on the date of grant and generally vest ratably over three years and expire after five years.  The grant date fair value is calculated using the Black-Scholes option pricing model.  The Company uses historical employee exercise data, including post-vesting termination behavior, to estimate the expected life of the options.  Expected volatility is calculated using the historical volatility of the price of the Company’s common stock.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant.  No stock options were granted during the years ended December 31, 2009, 2008 or 2007.
For the fully vested stock options granted in 2006 when common stock dividends are declared by the Company’s Board of Directors, dividend equivalents will be paid concurrently with common stock dividends until the options are exercised or expire.
Stock option changes during the years ended December 31, 2009, 2008 and 2007 are presented below:

	2009			2008		2007
	Number of awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Options (in thousands)	Number of awards	Weighted- Average Exercise Price	Number of awards	Weighted- Average Exercise Price

Outstanding at beginning of year	464,591	$28.5868		624,591	$22.4021	1,032,126	$16.3104
Granted	-	-		-	-	-	-
Exercised or issued	(15,000)	4.6625		(160,000)	4.4438	(396,761)	6.3655
Expired or forfeited	(14,798)	29.3850		-	-	(10,774)	29.3850
Outstanding at end of year	434,793	$29.3850	$-	464,591	$28.5868	624,591	$22.4021

Vested or expected to vest at end of year	434,793	$29.3850	$-	462,489	$28.5832	613,672	$22.2779

Exercisable at end of period	434,793	$29.3850	$-	235,039	$27.8072	280,249	$13.8223

Weighted-average fair value of options granted during the year		n/a			n/a		n/a

The Company received $70,000, $405,000 and $2.3 million of cash for stock options exercised during the years ended December 31, 2009, 2008 and 2007, respectively.  The total intrinsic value of stock options exercised during the years ended December 31, 2009, 2008 and 2007 was $160,000, $3.7 million and $13.6 million, respectively.  The Company realized $61,000, $1.4 million and $5.1 million of income tax benefits, nearly all of which was excess income tax benefit, during the years ended December 31, 2009, 2008 and 2007, respectively, related to the exercises of stock options.  Excess income tax benefits are the benefits from deductions that are allowed for income tax purposes in excess of expenses recorded in the Company’s financial statements.  These excess income tax benefits are recorded as an increase to paid-in capital, and the majority of these amounts are reflected as cash flows from financing activities in the Consolidated Statements of Cash Flows.  All outstanding stock options were vested and exercisable at December 31, 2009 with weighted average remaining contractual lives of 1.32 years.

Restricted Shares and Restricted Stock Units.  Restricted shares and restricted stock units, when granted, are valued at the closing market value of the Company’s common stock on the date of issuance and amortized to compensation expense on a straight-line basis over the nominal vesting period of the stock.  The restricted shares and restricted stock units have vesting dates up to three years from the issue date.  When common stock dividends are declared by the Company’s Board of Directors, dividends are accrued on the issued restricted shares but are not paid until the shares vest.  When common stock dividends are declared by the Company’s Board of Directors, dividend equivalents are accrued on the restricted stock units and paid when the common stock dividends are paid.

The following table summarizes the changes in the Company’s restricted shares and restricted stock units during the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
	Shares / Units	Weighted- Average Grant-Date Market Value	Shares / Units	Weighted- Average Grant-Date Market Value	Shares / Units	Weighted- Average Grant-Date Market Value
Nonvested at beginning of year	571,479	$29.2473	1,053,083	$24.0234	713,026	$18.5465
Conversion of stock unit awards	242,669	37.5632	459,171	29.5867	657,232	29.3850
Granted	752,300	13.6143	191,603	29.2920	127,762	30.3280
Vested	(715,235)	26.2328	(1,130,600)	24.5279	(415,266)	25.0136
Forfeited	(9,146)	12.7200	(1,778)	28.6345	(29,671)	24.4588
Nonvested at end of year	842,067	20.4173	571,479	29.2473	1,053,083	24.0234

The total grant date fair value of restricted shares and restricted stock units which vested during the years ended December 31, 2009, 2008 and 2007 was $18.8 million, $27.7 million and $10.4 million, respectively.  The total intrinsic value of restricted shares and restricted stock units vested during the years ended December 31, 2009, 2008 and 2007 was $9.6 million, $33.3 million and $16.0 million, respectively.  The vestings for the years ended December 31, 2009, 2008 and 2007 in the table above include 52,560, 122,250 and 66,884, respectively, of restricted stock units (for which common stock was issued upon vesting).  The Company realized $3.1 million of income tax benefit for 2009 vestings, and reduced the Company’s available pool of excess income tax benefits by $3.2 million.  The Company realized $11.6 million and $5.8 million of income tax benefits related to the 2008 and 2007 vestings, of which $1.7 million and $2.1 million was excess income tax benefits, respectively.
In March 2009, following certification by the Compensation Committee of the Company’s Board of Directors that the specified performance criteria of the Company’s return of capital employed versus that of a defined peer group had been achieved for the year ended December 31, 2008, the Company issued 242,669 shares of restricted stock in connection with the February 2008 grant of contingently issuable stock unit awards.  The 2008 net income goal was not met; consequently, 242,680 contingently issuable shares awarded in 2008 were not issued.  The following tables summarize the vesting schedules of the 242,669 stock unit awards converted to restricted stock and 743,154 shares of restricted stock shares and units granted, net of forfeitures, during the year ending December 31, 2009.
Conversion Date	Converted stock unit awards	Vesting Dates and Share Amounts
		June 15, 2009(1)	June 30, 2009	August 2009(1)	November 2009 (1)	June 2010	June 2011
March 25, 2009	242,669	54,762	62,635	3,968	13,889	53,708	53,707

Grant Date	Shares/Units Granted (Net of Forfeits)	Vesting Dates and Share Amounts
		March 2009 (1)	August 2009 (1)	November 2009 (1)	December 2009	March 2010	March 2011	March 2012
January 30, 2009	52,560				52,560
February 24, 2009	309,445		5,684	19,490		71,068	71,068	142,135
March 25, 2009	365,225	124,370	1,039	9,921		57,478	57,483	114,934
April 28, 2009	8,424					2,106	2,106	4,212
September 9, 2009	7,500					1,875	1,875	3,750
Total	743,154	124,370	6,723	29,411	52,560	132,527	132,532	265,031

(1) Accelerated vesting due to retirement or termination of employees.

In March 2008, following certification by the Compensation Committee of the Company’s Board of Directors that specified performance criteria of the Company’s net income goal and return of capital employed versus that of a defined peer group had been achieved for the year ended December 31, 2007, the Company issued 459,171 shares of restricted stock in connection with the February 2007 grant of contingently issuable stock unit awards.  The following tables summarize the vesting schedules of the 459,171 stock unit awards converted to restricted stock during the year ending December 31, 2008.

		Vesting Dates and Share Amounts
Conversion Date	Converted stock unit awards	June 2008	December 2008(1)	June 2009	August 2009(1)	November 2009 (1)	June 2010
March 24, 2008	459,171	153,092	77,776	114,157	3,888	16,666	93,592

(1) Accelerated vesting due to retirement or termination of employees.

Contingently Issuable Awards.  During the year ended December 31, 2009, the Company granted 506,134 contingently issuable stock unit awards, net of forfeitures, to be earned if certain net income and return of capital employed versus that of a defined peer group goals are met for 2009.  Depending on achievement of the performance goals, awards earned could be between 0% and 125% of the base number of performance stock units.  If any of the performance goals are achieved for 2009 and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into restricted stock during the first quarter of 2010.  One-third of these restricted shares will vest on June 30, 2010, one-third on June 30, 2011 and the final one-third on June 30, 2012, with the exception of restricted shares related to severance agreements that will vest immediately upon certification.  As of December 31, 2009, the Company assumed for purposes of stock-based compensation expense for these awards granted in 2009 that the maximum target (125%) level award (316,335 stock units, net of forfeitures) would be earned for the net income contingent awards and the maximum target (125%) level award (316,335 stock units, net of forfeitures) would be earned for the return of capital employed versus that of a defined peer group.  The stock unit awards were valued at the market value on the date of grant and amortized to compensation expense on a straight-line basis over the nominal vesting period, adjusted for retirement-eligible employees, as required under GAAP.
The Company also granted 240,007 stock unit awards, net of forfeitures, contingent upon certain share price performance versus the Company’s peers being met over a three-year period ending on December 31, 2011.  Depending on achievement of the market-based performance goals, awards earned could be between 0% and 125% of the base number of market-based stock units.  If any of the performance goals are achieved and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into stock.  For stock unit awards subject to such market-based vesting conditions, the grant date fair value of the award is estimated using a Monte Carlo valuation model.  The Monte Carlo model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment.  Expected volatility was calculated using a weighted average of historical daily volatilities and implied volatility, and represents the extent to which the Company’s stock price performance, relative to the average stock price performance of the peer group, is expected to fluctuate during each of the three calendar periods of the award’s anticipated term ending December 31, 2011.  The risk-free rate is based on a U.S. Treasury rate consistent with the three-year vesting period.  The total grant date fair value of the market-based stock units as determined by the Monte Carlo valuation model is $2.5 million, net of forfeitures and will be recognized ratably over the three-year vesting period.  The key assumptions used in valuing these market-based restricted shares are as follows:

2009
Number of simulations	100,000
Expected volatility	67.27%
Risk-free rate	1.31%

         As of December 31, 2009, the Company also had outstanding (net of forfeitures) 206,348 contingently issuable stock unit awards issued in 2007 that were earned based on certain share price criteria met over a three-year period ended December 31, 2009.  Once the performance goal is certified by the Compensation Committee, these stock unit awards will be converted into stock.  In addition, as of December 31, 2009, the Company had outstanding 185,302 contingently issuable stock unit awards issued in 2008 to be earned should certain share price criteria be met over a three-year period ending December 31, 2010.  Depending on achievement of the performance goal, awards earned could be between 0% and 125% of the base number of performance stock units.  If any of the performance goals are achieved and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into stock.
When common stock dividends are declared by the Company’s Board of Directors, dividend equivalents (on the stock unit awards) and dividends (once the stock unit awards are converted to restricted stock) are accrued on the contingently issuable stock units and restricted stock but are not paid until the restricted stock vests.

11.	Employee Benefit Plans

Defined Contribution Plans
The Company sponsors defined contribution plans for its employees.  All employees may participate by contributing a portion of their annual earnings to the plans.  The Company makes pension and/or matching contributions on behalf of participating employees.  The cost of the defined contribution plans for the years ended December 31, 2009, 2008 and 2007 was $8.0 million, $7.9 million and $7.5 million, respectively.

Deferred Compensation Plan
The Company sponsors a deferred compensation plan for certain employees and directors whose eligibility to participate in the plan is determined by the Compensation Committee of the Company’s Board of Directors.  Participants may contribute a portion of their earnings to the plan, and the Company makes pension and/or matching contributions on behalf of eligible employees.  The contributions and any earnings are held in an irrevocable trust known as a “rabbi trust” by an independent trustee.  The trust account balance and related liability were $4.0 million at December 31, 2009 ($2.6 million at December 31, 2008).  The current portions are reflected in “Other current assets” and “Accrued liabilities and other” both of which were $401,000 at December 31, 2009 and none in 2008, respectively, in the Consolidated Balance Sheets.  The long-term portions are reflected in “Other assets” and “Other long-term liabilities” both of which were $3.6 million and $2.6 million at December 31, 2009 and 2008, respectively.

Defined Benefit Plans
In April 2008, the Company’s Board of Directors approved the termination of the defined benefit cash balance pension plan.  In July 2009, the Company received, from the Internal Revenue Service, a letter stating the termination of the pension plan does not affect its qualification.  The Company terminated the plan in December 2009.  Plan participants received 100% of their account balance, including interest, in the fourth quarter of 2009.
The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery.  Eligible employees are employees hired by the Refinery before certain defined dates and who satisfy certain age and service requirements.  Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare.  Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans were unfunded as of December 31, 2009 and 2008.  The post-retirement health care plan requires retirees to pay between 20% and 40% of total health care costs based on age and length of service.  The plan’s prescription drug benefits are at least equivalent to Medicare Part D benefits.  The plan was changed in the first quarter of 2008 to limit the employees’ pre-Medicare insurance premium to 125% of the active employee rate.  Post-retirement healthcare benefits provided for Medicare eligible retirees were reduced effective December 31, 2006 to levels stipulated at the time of the El Dorado Refinery acquisition.
The tables on the following pages set forth the funded status of the pension plan and post-retirement healthcare and other benefit plans change in benefit obligation, items not yet recognized as a component of net periodic benefit costs and reflected as a component of the ending balance of accumulated Other Comprehensive Income (“OCI”), net of tax, and the measurement of defined benefit plan assets and obligations for the years ended December 31, 2009, 2008 and 2007.  Also included in the tables on the following pages are weighted average key assumptions, healthcare cost trend rates and sensitivity analysis for the years ended December 31, 2009, 2008 and 2007.

	Pension Benefits		Post-retirement and Other Benefits (1)
	2009	2008	2009	2008
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1	$11,337	$9,941	$31,858	$28,156
Service cost	-	-	693	628
Interest cost	274	508	1,890	1,788
Plan participant contributions	-	-	114	62
Actuarial loss (gain)	209	158	27	1,556
Amendments	-	994	-	-
Benefits paid	(11,820)	(264)	(426)	(332)
Benefit obligation at December 31	$-	$11,337	$34,156	$31,858

Change in plan assets:
Fair value of plan assets at January 1	11,116	10,731	-	-
Actual (loss) return on plan assets	104	(150)	-	-
Employer contributions	600	800	312	270
Plan participant contributions	-	-	114	62
Benefits paid	(11,820)	(265)	(426)	(332)
Fair value of plan assets at December 31	$-	$11,116	$-	$-

Funded status at December 31	$-	$(221)	$(34,156)	$(31,858)

Amounts recognized in the balance sheets:
Other assets	$-	$-	$-	$-
Accrued liabilities and other	-	(221)	(1,018)	(730)
Post-retirement employee liabilities	-	-	(33,138)	(31,128)
Net amount recognized	$-	$(221)	$(34,156)	$(31,858)

Amounts recognized in accumulated OCI (2)
(Gain) loss	$-	$(397)	$9,480	$10,499
Prior service credit	-	426	(7,486)	(9,363)
	$-	$29	$1,994	$1,136

(1) The disclosed post-retirement healthcare obligations and net periodic cost for 2009 and 2008 reflect government subsidies for prescription drugs as allowed under the Medicare Prescription Drug, Improvement and Modernization Act. The subsidy reduced the benefit obligation at December 31, 2009 and 2008, by approximately $5.4 million and $4.3 million, respectively. The Company did not recognize any benefits of the subsidy during the years ended December 31, 2009 and 2008.

(2) For the post-retirement healthcare and other benefits, $1.0 of the $9.5 million net loss and $1.9 million of the $7.5 million of prior service cost credit will be recognized in the benefit cost in 2010.

	Pension Benefits			Post-retirement Healthcare and Other Benefits
	2009	2008	2007	2009	2008	2007
	(in thousands)
Components of net periodic benefit cost and other amounts recognized in other comprehensive income for the year ended December 31:
Service cost	$-	$-	$-	$693	$627	$752
Interest cost	274	508	562	1,890	1,788	1,611
Expected return on plan assets	(2)	(501)	(714)	-	-	-
Amortization of prior service cost	426	568	-	(1,876)	(1,876)	(1,876)
Amortized net actuarial loss	-	(3)	-	1,046	966	1,137
Net periodic benefit cost	698	572	(152)	1,753	1,505	1,624

Changes in assets and benefit obligations recognized in other comprehensive income:
Increase in benefit obligation for plan amendment	-	-	-	-	-	-
Net loss (gain)	107	810	(598)	27	1,557	(2,269)
Amortization of prior service cost	-	3	-	1,876	1,876	1,876
Prior service cost	-	994	-	-	-	-
Amortization of loss	(426)	(568)	-	(1,046)	(966)	(1,137)
Adoption of SFAS 158	289	-	-	-	-	-
Total recognized in other comprehensive income	(30)	1,239	(598)	857	2,467	(1,530)
Total recognized in net periodic benefit cost and other comprehensive income	$668	$1,811	$(750)	$2,610	$3,972	$94

Weighted average assumptions:
Benefit obligation discount rate as of December 31 (1)	n/a	4.72%	6.25%	5.90%	6.00%	6.25%
Net periodic benefit cost discount rate for the year ended December 31 (1)	n/a	4.16%	5.75%	6.00%	6.25%	5.75%
Expected return on plan assets (1)	n/a	3.20%	7.50%	-	-	-
Salary increases	n/a	n/a	n/a	n/a	n/a	n/a

(1) The pension benefit plan was terminated and payouts of all benefits occurred in the fourth quarter of 2009.

	Post-retirement Healthcare and Other Benefits
	2009	2008	2007
	(dollars in thousands)

Healthcare cost-trend rate:	8.00%	9.00%	10.00%
	ratable to	ratable to	ratable to
	5.00%	5.00%	5.00%
	from	from	from
	2012	2012	2012

Sensitivity Analysis:
Effect of 1% (-1%) change in healthcare cost-trend rate:
Year-end benefit obligation	$5,471	$4,932	$4,761
	(4,463)	(4,030)	(3,852)
Total service and interest cost	430	388	662
	(349)	(316)	(519)

At December 31, 2009, the estimated future benefit payments for post-retirement healthcare and other benefits to be paid over the next ten years are as follows:

2010	$1,019
2011	1,351
2012	1,632
2013	1,939
2014	2,202
Next 5 fiscal years thereafter	12,533

Plan Assets.  The pension plan assets were held in a Trust Fund (the “Fund”) whose trustee is Frost National Bank (“trustee”).  The Company contributed $600,000 to the Fund during 2009.  As discussed above, the Company terminated the plan in December 2009 and Plan participants received 100% of their account balance, including interest, in the fourth quarter of 2009, thus no assets remain in the plan as of December 31, 2009.  Frontier’s pension plan weighted-average asset allocations in the Fund at December 31, 2008, by asset category were 89% cash and cash equivalents and 11% fixed income common trust funds.

12.	Fair Value Measurement

GAAP establishes a three-level valuation hierarchy for disclosure of fair value measurements.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date.  The three levels are defined as follows:

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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

Description	Level 1	Level 2	Level 3	Total
Derivative assets	$122	$2	$-	$124
Derivative liabilities	4,710	1,841	-	6,551

As of December 31, 2009, the Company’s derivative contracts giving rise to the liabilities measured under Level 1 are NYMEX crude oil contracts and thus are valued using quoted market prices at the end of each period.  The Company’s derivative contracts giving rise to the assets measured under Level 1 are NYMEX calendar spread options.  The Company’s derivative contracts giving rise to the liabilities under Level 2 are valued using pricing models based on NYMEX crude oil contracts.  The derivative asset contracts included in Level 2 valuations are interest rate swap contracts.  A mark-to-market valuation that took into consideration anticipated cash flows from the transactions using market prices and other economic data and assumptions were used to value the swaps.  Given the degree of varying assumptions used to value the swaps, it was deemed as having Level 2 inputs.  The Company’s crude call options that relate to lease crude purchases, which at December 31, 2009, had no value, are measured under Level 3, meaning that the options were valued using internal contract pricing.  The following provides a reconciliation of the beginning and ending balances of the Company’s Level 3 derivative asset crude call options for the year ended December 31, 2009 (in thousands):

	Year Ended December 31,
	2009	2008

Beginning derivative asset balance	$-	$-
Net increase in derivative assets	231	437
Net settlements	(231)	(437)
Transfers in (out) of Level 3	-	-
Ending derivative asset balance	$-	$-

The fair value of the Company’s Senior Notes was estimated based on quotations obtained from broker-dealers who make markets in these and similar securities.  At December 31, 2009 and 2008, the carrying amounts of the Company’s 6.625% Senior Notes were $150.0 million, respectively, and the estimated fair values were $150.8 million and $135.8 million, respectively.  At December 31, 2009 and 2008, the carrying amount of the Company’s 8.5% Senior Notes were $197.5 million ($200.0 million less the unamortized discount of $2.5 million) and $197.2 million (unamortized discount of $2.8 million) and the estimated fair values were $207.0 million and $176.5 million.  For cash and cash equivalents, trade receivables, inventory and accounts payable, the carrying amount is a reasonable estimate of fair value.

13.	Commitments and Contingencies

Lease and Other Commitments
In connection with the acquisition of the El Dorado Refinery, the Company entered into an operating sublease agreement with Shell for the use of the cogeneration facility at the El Dorado Refinery.  The non-cancelable operating sublease, which has both a fixed and a variable component, expires in 2016, although the Company has the option to renew the sublease for an additional eight years.  At the end of the renewal period, the Company has the option to purchase the cogeneration facility for the greater of fair value or $22.3 million.  The Company also has building, equipment, aircraft and vehicle operating leases that expire from 2010 through 2017.  Operating lease rental expense was approximately $13.1 million, $13.2 million and $13.6 million for the years ended December 31, 2009, 2008 and 2007, respectively. The approximate future minimum lease payments for operating leases as of December 31, 2009 were $12.9 million for 2010, $10.4 million for 2011, $7.3 million for 2012, $7.0 million for 2013, $6.4 million for 2014 and $11.1 million thereafter.
On December 2, 2009, the Company entered into a guaranteed throughput agreement with Rocky Mountain Pipeline System Inc. for shipping finished refined products on pipelines from the Cheyenne Refinery to Sidney, Nebraska through December 31, 2012 with an annual tariff commitment of $1.7 million.
The Company has commitments for crude oil pipeline capacity on four pipelines (see below) totaling approximately $35.6 million in 2010, $36.7 million in 2011, an average of $29.7 million for each of the years 2012 through 2015 and an average of $10.8 million for each of the years 2016 and 2017.  The Company incurred expenses under these commitments of $44.6 million, $41.1 million and $16.2 million for the years ended December 31, 2009, 2008 and 2007, respectively.
The Company has two contracts for crude oil pipeline capacity on the Express Pipeline.  The first contract, which began in 1997, is for 15 years and for an average of 13,800 barrels per day (“bpd”) over that 15-year period.  In December 2003, the Company entered into an expansion capacity agreement on the Express Pipeline for an additional 10,000 bpd from April 2005 through 2015.
The Company has a Transportation Services Agreement (“Agreement”) to transport 38,000 bpd of crude oil based on filed tariffs on the Spearhead Pipeline from Flanagan, Illinois to Cushing, Oklahoma (“Cushing”).  This pipeline enables the Company to transport Canadian crude oil to the El Dorado Refinery.  The initial term of this Agreement is until 2016, although the Company has the right to extend the Agreement for an additional ten-year term and increase the volume transported.
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
In 2006, the Company’s subsidiary, Frontier Oil and Refining Company (“FORC”), entered into a Master Crude Oil Purchase and Sale Contract (“Contract”) with Utexam Limited (“Utexam”), a wholly-owned subsidiary of BNP Paribas Ireland.  In July 2009, the Company entered into the third amendment of this Contract which decreased the maximum value of crude oil to be purchased under this contract from $250.0 million to $110.0 million and extends the maturity date of the contract to March 31, 2010.  Under this $110.0 million Contract, Utexam purchases, transports and subsequently sells crude oil to FORC at locations near Guernsey, Wyoming and Cushing, Oklahoma or other locations as agreed.  Under this agreement, Utexam is the owner of record of the crude oil as it is transported from the point of injection, typically Hardisty, Alberta, Canada, to the point of ultimate sale to FORC.  The Company has provided a guarantee of FORC’s obligations under this Contract, primarily to receive crude oil and make payment for crude oil purchases arranged under this Contract.  The Company accounts for the transactions under this Contract as a financing arrangement, whereby the inventory and the associated liability are recorded in the Company’s financial statements when the crude oil is injected into the pipeline in Canada.  As of December 31, 2009, FORC and Utexam had entered into certain commitments to purchase and sell crude oil in the first quarter of 2010 under this Contract; however, neither party has a continuing commitment to purchase or sell crude oil in the future.

Litigation
Other.  The Company is involved in various lawsuits and regulatory actions which are incidental to its business.  In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

Concentration of Credit Risk
The Company has concentrations of credit risk with respect to sales within the same or related industries and within limited geographic areas.  The Company sells its Cheyenne Refinery products exclusively at wholesale, principally to independent retailers and major oil companies located primarily in the Denver, Colorado, western Nebraska and eastern Wyoming regions.  The Company sells a majority of its El Dorado Refinery gasoline, diesel and jet fuel to Shell at market-based prices under a 15-year offtake agreement executed in conjunction with the purchase of the El Dorado Refinery in 1999.  Beginning in 2000, the Company retained and marketed 5,000 bpd of the El Dorado Refinery’s gasoline and diesel production.  The retained portion is scheduled to increase by 5,000 bpd each year for ten years.  In 2008, the Company entered into an amendment to the offtake agreement that allowed the Company to retain an additional 10,000 bpd of diesel production due to the Coker expansion project and improved Refinery efficiencies.  In 2009, Frontier retained and marketed 60,000 bpd of the El Dorado Refinery’s gasoline and diesel production.  Shell has also agreed to purchase all jet fuel production from the El Dorado Refinery through the offtake agreement term.  The Company retains and markets all by-products produced from the El Dorado Refinery.  The Company made sales to Shell of approximately $1.6 billion, $2.3 billion and $2.2 billion in the years 2009, 2008 and 2007, respectively, which accounted for 38%, 37% and 42% of consolidated refined products revenues in 2009, 2008 and 2007, respectively.
The Company extends credit to its customers based on ongoing credit evaluations.  An allowance for doubtful accounts is provided based on the current evaluation of each customer’s credit risk, past experience and other factors.  The Company recorded a bad debt loss of $198,000 and a net increase in the allowance for doubtful accounts of $500,000 during the year ended December 31, 2009.  No bad debts were recorded in the year ended December 31, 2008.  For the year ended December 31, 2007, $198,000 of previously written off bad debts was collected.

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
The Environmental Protection Agency (“EPA”) has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continued through 2008, with special provisions for small business refiners such as Frontier.  As allowed by subsequent regulation, Frontier elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until January 1, 2011 by complying with the highway ultra low sulfur diesel standard by June 2006.  To meet final federal gasoline sulfur standards at the Cheyenne Refinery, the Company expects to spend approximately $40.0 million ($11.4 million incurred as of December 31, 2009) for the cat gasoline hydrotreater project comprised of new process unit capacity and intermediate inventory handling equipment.  In addition, new federal benzene regulations and anticipated state requirements for reduction in gasoline Reid Vapor Pressure (“RVP”) suggest that additional capital expenditures may be required for environmental compliance projects.  The Company is presently evaluating projects and the total potential cost in connection with an overall compliance strategy for the Cheyenne Refinery.  Total capital expenditures estimated as of December 31, 2009 for the El Dorado Refinery to comply with the final gasoline sulfur standard are approximately $95.0 million, including capitalized interest, and are expected to be completed in 2010 ($74.7 million incurred as of December 31, 2009).  Substantially all of the estimated $95.0 million of expenditures relates to the El Dorado Refinery’s gasoil hydrotreater revamp project.  The gasoil hydrotreater revamp project will address most of the El Dorado Refinery’s modifications needed to achieve gasoline sulfur compliance.
The Company is a holder of gasoline sulfur credits; some retained from prior generation years and others generated from operations during 2009 at both the Cheyenne and the El Dorado Refineries.  During the years ended December 31, 2009, 2008 and 2007, Frontier sold sulfur credits for total proceeds of $1.9 million, $4.6 million and $4.8 million, respectively, which are recorded in “Other revenues” on the Consolidated Statements of Operations.
In March 2009, settlement agreements associated with the EPA’s National Petroleum Refining Enforcement Initiative were finalized and are now in effect.  The Company currently estimates that, in addition to the flare gas recovery systems previously installed at each facility in anticipation of the finalization of the agreement, capital expenditures totaling approximately $45.0 million ($517,000 incurred as of December 31, 2009) at the Cheyenne Refinery and $6.0 million ($1.3 million incurred as of December 31, 2009) at the El Dorado Refinery will need to be incurred prior to 2017.  The Company may also choose to incur additional costs at the Cheyenne Refinery and at the El Dorado Refinery to comply with certain requirements of the agreement if such projects are determined to be the most cost effective compliance strategy.  Notwithstanding these settlements, many of these same expenditures are required for the Company to comply with preexisting regulatory requirements or to implement its planned facility expansions. As an example, a preexisting regulation known as Maximum Achievable Control Technology II (“MACT II”) required the installation in 2009 of a particulate scrubber at the El Dorado Refinery at a cost of $33.4 million.  Consequently, the costs associated with this project and other more minor projects are not included in the totals above.  In addition to the capital costs described above, the EPA has assessed, and the Company paid in April 2009, a civil penalty in the amount of $1.9 million, discounted for a related $96,000 penalty and associated supplemental environment project (“SEP”) paid to the State of Wyoming in 2005 and further offset by $902,000 for the completion of additional mutually agreed SEPs.  The EPA also attached to this settlement resolution an enforcement action against the Company’s El Dorado Refinery related to alleged violations of certain requirements of the EPA Risk Management Program (“RMP”).  Negotiated civil penalties included in the aforementioned payment regarding resolution of this issue totaled approximately $484,000, which were reduced to $358,000 by completion of an approved SEP.  The Company accrued for the balance of these estimated penalties at December 31, 2008, and payment occurred in April 2009.  In addition, the settlement agreement provides for stipulated penalties for violations, which are periodically reported by the Company.  Stipulated penalties under the decree are not automatic but must be requested by one of the agency signatories.  If a stipulated penalty is requested, the Company will separately report that matter and the amount of the proposed penalty, if applicable.
The EPA has promulgated regulations to enact the provisions of the Energy Policy Act of 2005 regarding mandated blending of renewable fuels in gasoline.  The Energy Independence and Security Act of 2007 significantly increased the amount of renewable fuels that had been required by the 2005 legislation. The Company, as a small refiner, will be exempt until January 1, 2011 from these requirements.  The Company has renewable fuels blending facilities and purchases ethanol with Renewable Identification Numbers (RINs) credits attached.  Ethanol RINs were created to assist in tracking the compliance with these EPA regulations for the blending of renewable fuels.  During the years ended December 31, 2009 and 2008, the Company sold RIN gallons for $4.6 million and $4.5 million, respectively, which were recorded in “Other revenues” on the Consolidated Statements of Operations.  There were no sales of RINs during the year ended December 31, 2007.  While not yet enacted or promulgated, other pending legislation or regulation regarding the mandated use of alternative or renewable fuels and/or the reduction of greenhouse gas emissions from either transportation fuels or manufacturing processes is under consideration by the U.S. Congress.  In addition, the EPA has recently determined that greenhouse gases, including carbon dioxide, present a danger to human health and the environment, which may result in future regulation of such gases.  If climate change legislation is enacted or regulations promulgated, these requirements could materially impact the operations and financial position of the Company (see “Other Future Environmental Considerations” below).
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

Cheyenne Refinery.  The Company is party to an agreement with the State of Wyoming requiring investigation and interim remediation actions at the Cheyenne Refinery’s property that may have been impacted by past operational activities.  As a result of past and ongoing investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects.  In addition, the Company estimates that an ongoing groundwater remediation program will be required for approximately ten more years.  As of December 31, 2009 and 2008, the Company had a $4.6 million and $5.0 million accrual, respectively, included on the Consolidated Balance Sheets related to the remediation program. The accrual at December 31, 2009 reflects the estimated present value of a $775,000 cost in 2010 and $575,000 in annual costs for 2011 through 2019, assuming a 3% inflation rate and discounted at a rate of 6.2%.  The Company also had accrued a total of $5.7 million and $4.7 million, respectively, as of December 31, 2009 and December 31, 2008, for the cleanup of a waste water treatment pond located on land adjacent to the Cheyenne Refinery which the Company had historically leased from the landowner.  Cleanup of the waste water pond pursuant to the aforementioned agreement with the State of Wyoming has been initiated and is anticipated to be completed in 2010.  Depending upon information collected during the cleanup, or by a subsequent administrative order or permit, additional remedial action and costs could be required.   Pursuant to this agreement, in the fourth quarter of 2009, the Company completed an $11.2 million capital project for the installation of a groundwater boundary control system and associated groundwater recovery wells.
Frontier Refining Inc. (which owns the Cheyenne Refinery) has been served with a Complaint from Region 8 of the EPA alleging unlawful storage of untreated or partially treated refinery wastewater in an on-site surface impoundment and proposing a penalty of $6.8 million.  The EPA stated in the accompanying press release that the Complaint was part of a national enforcement initiative.  Frontier Refining Inc. subsequently filed a motion to dismiss which was followed by an EPA Motion to Amend the original complaint, consolidating many of the alleged violations and remaining silent on any proposed penalty amount.  Although Frontier Refining Inc. does not agree with the EPA’s allegations, the Company has entered into settlement negotiations with the Agency and accrued for the full amount of the proposed penalty during the third quarter of 2009 which is included in “Other long-term liabilities” on the December 31, 2009 Consolidated Balance Sheet.  During the first quarter of 2010 negotiations have continued with the EPA and the Company now expects that the Complaint will be settled for less than the amount accrued.
The Company completed in 2007 the negotiation of a settlement of a Notice of Violation (“NOV”) from the Wyoming Department of Environmental Quality alleging non-compliance with certain refinery waste management requirements.  The Company has estimated that the minimum capital cost for required corrective measures will be approximately $2.7 million and is estimated to be completed in late 2010.  In addition, the Company had accruals of $1.2 million and $995,000 at December 31, 2009 and December 31, 2008, respectively, for additional work related to the corrective measures.  The Company has also negotiated settlements regarding various NOVs from the Wyoming Department of Environmental Quality for certain alleged solid and hazardous waste violations noted during site inspection.   The administrative settlement agreement to satisfy alleged solid and hazardous waste violations specified a civil penalty of approximately $460,000 and was paid in February 2009.  A settlement agreement regarding alleged wastewater discharge violations specifying a $650,000 civil penalty and completion of certain Supplemental Environment Projects (“SEPs”) at a cost of $200,000 was paid in February 2009.
Pursuant to an agreement with the City of Cheyenne, the Company paid $1.3 million of our $1.5 million commitment toward a project (completed in 2009) to relocate a city storm water conveyance pipe, which was previously located on Refinery property and therefore was potentially subject to contaminants from Refinery operations.

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

Other Future Environmental Considerations.  Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere.  In response to such studies, the U.S. Congress has been actively considering legislation to reduce emissions of greenhouse gases.  To that end, on June 26, 2009, the U.S. House of Representatives passed the “American Clean Energy and Security Act of 2009” (HR 2454) which would, if subsequently adopted by the U.S. Senate and signed into law by the President, establish a “cap and trade” system with the intent of reducing future greenhouse gas emissions.  If enacted, the Company could be required to purchase and surrender allowances for greenhouse gas emissions resulting from its operations and from combustion of fuels that it produces.  In addition, more than one-third of the states already have begun implementing legal measures to reduce emissions of greenhouse gases.  On April 2, 2007, in Massachusetts, et al. v. EPA the U.S. Supreme Court held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act and that the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources such as cars and trucks.  In July 2008, the EPA released an Advance Notice of Proposed Rulemaking regarding possible future regulation of greenhouse gas emissions under the Clean Air Act, in response to the Supreme Court’s decision in Massachusetts.  In the notice, the EPA evaluated the potential regulation of greenhouse gases under the Clean Air Act and other potential methods of regulating greenhouse gases.  Although the notice did not propose any specific, new regulatory requirements for greenhouse gases, it indicates that federal regulation of greenhouse gas emissions could occur in the near future.  On April 17, 2009, the EPA proposed that certain greenhouse gases, including carbon dioxide, present a danger to public health or welfare.  The proposed “endangerment finding” was promulgated on December 7, 2009, opening the door to direct regulation of such greenhouse gases under the provisions and programs of the existing Clean Air Act. Thus, there may be restrictions imposed on the emission of greenhouse gases even if the U.S. Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.  Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact the Company’s business, any such future laws and regulations will most likely result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition and results of operations, including demand for the refined petroleum products that it produces.

14.	Price and Interest Risk Management Activities

The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on certain future production or to hedge interest rate risk.  The commodity derivative contracts used by the Company may take the form of futures contracts, forward contracts, collars or price or interest rate swaps.  The Company, also at times, enters into foreign exchange contracts to manage its exposure to foreign currency fluctuations on its purchases of foreign crude oil.  The Company believes that there is minimal credit risk with respect to its counterparties.  The Company’s commodity derivative contracts and foreign exchange contracts, while economic hedges are not accounted for as cash flow or fair value hedges and thus are accounted for under mark-to-market accounting and gains and losses recorded directly to earnings.  The Company has derivative contracts which it holds directly and also derivative contracts, in connection with its crude oil purchase and sale contract held on Frontier’s behalf by Utexam, in connection with the Master Crude Oil Purchase and Sale Contract (see Note 13 “Lease and Other Commitments”).  For additional fair value disclosures relating to the Company’s derivative contracts, see Note 12 “Fair Value Measurement.”  As of December 31, 2009, the Company had the following outstanding commodity derivative contracts:

Commodity	Number of barrels
(in thousands)

Crude purchases in-transit	527
Crude oil contracts to hedge excess intermediate, finished product and crude oil inventory	1,628

During October 2009, the Company entered into two $75.0 million interest rate swap transactions totaling $150.0 million.  These swaps effectively convert a portion of our interest expense from fixed to variable rate debt.   Under these swap contracts, interest on each of the $75.0 million notional amount is computed using 30-day LIBOR plus a spread of 5.34% and 5.335%, which equaled an effective interest rate of 5.59% and 5.58%, respectively, as of the transaction date.  The maturity of both swap transactions is October 1, 2011, corresponding to the maturity of the Company’s 6.625% Senior Notes.

The following table presents the location of the Company’s outstanding derivative contracts on the Consolidated Balance Sheet and the related fair values at the balance sheet dates.

	Asset Derivatives in Other Current Assets		Liability Derivatives in Accrued Liabilities and Other
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Commodity contracts	$-	$8,584	$6,551	$-
Other contracts	124	-	-	-
Total derivatives	$124	$8,584	$6,551	$-

The following table presents the location of gains and losses reported in the Consolidated Statements of Operations for the current and previous periods presented.

	Derivatives gain (loss) recognized in Other Revenues
	Years Ended December 31,
Derivatives not designated as hedging instruments	2009	2008	2007
	(in thousands)

Commodity contracts	$(11,723)	$146,482	$(86,434)
Foreign exchange contracts	799	375	-
Other contracts	(168)	313	-

15.	Consolidating Financial Statements

Frontier Holdings Inc. and its subsidiaries (“FHI”) are full and unconditional guarantors of the Company’s 6.625% Senior Notes and 8.5% Senior Notes.  Presented on the following pages are the Company’s condensed consolidating balance sheets, statements of operations, and statements of cash flows as required by Rule 3-10 of Regulation S-X of the Securities Exchange Act of 1934, as amended.  As specified in Rule 3-10, the condensed consolidating balance sheets, statement of operations, and cash flows presented on the following pages meet the requirements for financial statements of the issuer and each guarantor of the notes because the guarantors are all direct or indirect wholly-owned subsidiaries of Frontier Oil Corporation, and all of the guarantees are full and unconditional on a joint and several basis.  The Company files a consolidated U.S. federal income tax return and consolidated state income tax returns in the majority of states in which it does business.  Accordingly, the equity in earnings of subsidiaries recorded for Frontier Oil Corporation is equal to the subsidiaries’ net income adjusted for consolidating pre-tax adjustments and for the portion of the subsidiaries’ income tax provision which is eliminated in consolidation.

CONSOLIDATING FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$4,242,966	$-	$-	$4,242,966
Other	(7)	(5,809)	63	-	(5,753)
	(7)	4,237,157	63	-	4,237,213

Costs and expenses:
Raw material, freight and other costs	-	3,888,308	-	-	3,888,308
Refinery operating expenses, excluding depreciation	-	321,299	-	-	321,299
Selling and general expenses, excluding depreciation	23,836	34,832	-	-	58,668
Depreciation, amortization and accretion	70	73,608	-	630	74,308
	23,906	4,318,047	-	630	4,342,583

Operating (loss) income	(23,913)	(80,890)	63	(630)	(105,370)

Interest expense and other financing costs	29,278	4,254	-	(5,345)	28,187
Interest and investment income	(1,873)	(406)	-	-	(2,279)
Equity in earnings of subsidiaries	79,986	-	-	(79,986)	-
	107,391	3,848	-	(85,331)	25,908

(Loss) income before income taxes	(131,304)	(84,738)	63	84,701	(131,278)
(Benefit) provision for income taxes	(47,544)	(32,523)	50	32,499	(47,518)
Net (loss) income	$(83,760)	$(52,215)	$13	$52,202	$(83,760)

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2008
As Adjusted (Note 3)
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$6,342,144	$-	$-	$6,342,144
Other	(7)	156,287	356	-	156,636
	(7)	6,498,431	356	-	6,498,780

Costs and expenses:
Raw material, freight and other costs	-	5,716,091	-	-	5,716,091
Refinery operating expenses, excluding depreciation	-	321,364	-	-	321,364
Selling and general expenses, excluding depreciation	17,677	26,492	-	-	44,169
Depreciation, amortization and accretion	55	65,409	-	292	65,756
Gains on sales of assets	(37)	(7)	-	-	(44)
	17,695	6,129,349	-	292	6,147,336

Operating income (loss)	(17,702)	369,082	356	(292)	351,444

Interest expense and other financing costs	15,939	5,570	-	(6,379)	15,130
Interest and investment income	(2,868)	(2,557)	-	-	(5,425)
Equity in earnings of subsidiaries	(371,830)	-	-	371,830	-
	(358,759)	3,013	-	365,451	9,705

Income before income taxes	341,057	366,069	356	(365,743)	341,739
Provision for income taxes	115,004	127,280	139	(126,737)	115,686
Net income	$226,053	$238,789	$217	$(239,006)	$226,053

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007
As Adjusted (Note 3)
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$5,269,674	$-	$-	$5,269,674
Other	2	(80,981)	45	-	(80,934)
	2	5,188,693	45	-	5,188,740

Costs and expenses:
Raw material, freight and other costs	-	4,194,971	-	-	4,194,971
Refinery operating expenses, excluding depreciation	-	300,542	-	-	300,542
Selling and general expenses, excluding depreciation	30,593	24,750	-	-	55,343
Depreciation, amortization and accretion	61	53,299	-	(321)	53,039
Loss (gain) on sales of assets	2,028	(17,242)	-	-	(15,214)
	32,682	4,556,320	-	(321)	4,588,681

Operating income (loss)	(32,680)	632,373	45	321	600,059

Interest expense and other financing costs	12,723	4,122	-	(8,072)	8,773
Interest and investment income	(11,202)	(10,649)	-	-	(21,851)
Equity in earnings of subsidiaries	(646,626)	-	-	646,626	-
	(645,105)	(6,527)	-	638,554	(13,078)

Income before income taxes	612,425	638,900	45	(638,233)	613,137
Provision for income taxes	210,093	220,230	15	(219,533)	210,805
Net income	$402,332	$418,670	$30	$(418,700)	$402,332

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2009
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$211,775	$213,505	$-	$-	$425,280
Trade and other receivables, net	174,843	102,887	-	-	277,730
Inventory of crude oil, products and other	-	293,476	-	-	293,476
Deferred income tax assets - current	26,373	26,442	-	(26,442)	26,373
Other current assets	926	13,581	-	-	14,507
Total current assets	413,917	649,891	-	(26,442)	1,037,366

Property, plant and equipment, at cost	1,298	1,446,822	-	15,451	1,463,571
Accumulated depreciation and amortization	(924)	(448,242)	-	7,004	(442,162)
Property, plant and equipment, net	374	998,580	-	22,455	1,021,409

Deferred turnaround costs	-	56,355	-	-	56,355
Deferred catalyst costs	-	12,136	-	-	12,136
Deferred financing costs, net	2,857	1,854	-	-	4,711
Intangible assets, net	-	1,216	-	-	1,216
Deferred income tax assets - noncurrent	10,767	7,702	-	(7,702)	10,767
Other assets	3,665	270	-	-	3,935
Receivable from affiliated companies (1)	-	61,165	516	(61,681)	-
Investment in subsidiaries	1,144,040	-	-	(1,144,040)	-
Total assets	$1,575,620	$1,789,169	$516	$(1,217,410)	$2,147,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$906	$473,456	$15	$-	$474,377
Accrued liabilities and other	20,916	43,883	-	-	64,799
Total current liabilities	21,822	517,339	15	-	539,176

Long-term debt	347,485	-	-	-	347,485
Contingent income tax liabilities	27,267	2,081	-	-	29,348
Long-term capital lease obligations	-	3,394	-	-	3,394
Other long-term liabilities	3,578	50,120	-	-	53,698
Deferred income tax liabilities	230,818	224,680	-	(224,680)	230,818
Payable to affiliated companies	674	-	234	(908)	-

Shareholders' equity	943,976	991,555	267	(991,822)	943,976
Total liabilities and shareholders' equity	$1,575,620	$1,789,169	$516	$(1,217,410)	$2,147,895

(1) FHI receivable from affiliated companies balance relates to income taxes receivable from parent under a tax sharing agreement.

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2008
As Adjusted (Note 3)
(in thousands)
	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$254,548	$228,984	$-	$-	$483,532
Trade and other receivables, net	120,265	105,169	10	-	225,444
Inventory of crude oil, products and other	-	236,505	-	-	236,505
Deferred income tax assets	16,301	16,494	-	(16,494)	16,301
Commutation account	6,319	-	-	-	6,319
Other current assets	643	36,395			37,038
Total current assets	398,076	623,547	10	(16,494)	1,005,139

Property, plant and equipment, at cost	1,248	1,295,420	-	10,076	1,306,744
Accumulated depreciation and amortization	(998)	(379,967)	-	7,664	(373,301)
Property, plant and equipment, net	250	915,453	-	17,740	933,443

Deferred turnaround costs	-	47,465	-	-	47,465
Deferred catalyst costs	-	9,726	-	-	9,726
Deferred financing costs, net	3,642	2,559	-	-	6,201
Intangible assets, net	-	1,338	-	-	1,338
Other assets	2,600	393	-	-	2,993
Receivable from affiliated companies (1)	646	25,733	468	(26,847)	-
Investment in subsidiaries	1,216,054	-	-	(1,216,054)	-
Total assets	$1,621,268	$1,626,214	$478	$(1,241,655)	$2,006,305

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,168	$307,684	$15	$-	$308,867
Accrued liabilities and other	26,071	31,013	-	-	57,084
Total current liabilities	27,239	338,697	15	-	365,951

Long-term debt	347,220	-	-	-	347,220
Contingent income tax liabilities	26,112	1,945	-	-	28,057
Long-term capital lease obligations	-	3,548	-	-	3,548
Other long-term liabilities	2,507	40,832	-	-	43,339
Deferred income tax liabilities	179,214	174,597	-	(174,597)	179,214
Payable to affiliated companies	-	1,114	209	(1,323)	-

Shareholders' equity	1,038,976	1,065,481	254	(1,065,735)	1,038,976
Total liabilities and shareholders' equity	$1,621,268	$1,626,214	$478	$(1,241,655)	$2,006,305

(1) FHI receivable from affiliated companies balance relates to income taxes receivable from parent under a tax sharing agreement.
FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009
(in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$(83,760)	$(52,215)	$13	$52,202	$(83,760)
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	79,986	-	-	(79,986)	-
Depreciation, amortization and accretion	70	93,093	-	630	93,793
Deferred income taxes	31,082	-	-	-	31,082
Stock-based compensation expense	20,608	-	-	-	20,608
Excess income tax benefits of stock-based compensation	(244)	-	-	-	(244)
Intercompany income taxes	(30,000)	(2,523)	24	32,499	-
Intercompany dividends	21,200	-	-	(21,200)	-
Other intercompany transactions	1,321	(1,273)	(48)	-	-
Amortization of debt issuance costs	783	706	-	-	1,489
Senior notes discount amortization	264	-	-	-	264
Allowance for bad debts	-	500	-	-	500
Increase in other long-term liabilities	2,633	8,196	-	-	10,829
Changes in deferred turnaround costs, deferred catalyst costs and other	(1,065)	(30,663)	-	-	(31,728)
Changes in components of working capital from operations	(57,416)	155,233	11	281	98,109
Net cash (used in) provided by operating activities	(14,538)	171,054	-	(15,574)	140,942

Cash flows from investing activities:
Additions to property, plant and equipment	(194)	(162,850)	-	(5,626)	(168,670)
Other acquisitions	-	(2,100)	-	-	(2,100)
Net cash used in investing activities	(194)	(164,950)	-	(5,626)	(170,770)

Cash flows from financing activities:
Purchase of treasury stock	(3,008)	-	-	-	(3,008)
Proceeds from issuance of common stock	70	-	-	-	70
Dividends paid	(25,349)	-	-	-	(25,349)
Excess income tax benefits of stock-based compensation	244	-	-	-	244
Debt issuance costs and other	2	(383)	-	-	(381)
Intercompany dividends	-	(21,200)	-	21,200	-
Net cash used in financing activities	(28,041)	(21,583)	-	21,200	(28,424)
Decrease in cash and cash equivalents	(42,773)	(15,479)	-	-	(58,252)
Cash and cash equivalents, beginning of period	254,548	228,984	-	-	483,532
Cash and cash equivalents, end of period	$211,775	$213,505	$-	$-	$425,280

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008
As Adjusted (Note 3)
(in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$226,053	$238,789	$217	$(239,006)	$226,053
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(371,830)	-	-	371,830	-
Depreciation, amortization and accretion	55	83,224	-	292	83,571
Deferred income taxes	169,766	-	-	-	169,766
Stock-based compensation expense	20,014	-	-	-	20,014
Excess income tax benefits of stock-based compensation	(3,191)	-	-	-	(3,191)
Intercompany income taxes	(6,000)	132,598	139	(126,737)	-
Intercompany dividends	10,000	-	-	(10,000)	-
Other intercompany transactions	(3,261)	3,433	(172)	-	-
Amortization of debt issuance costs	570	408	-	-	978
Senior notes discount amortization	60	-	-	-	60
Allowance for investment loss	41	458	-	-	499
Gains on sales of assets	(37)	(7)	-	-	(44)
Amortization of long-term prepaid insurance	909	-	-	-	909
(Decrease) increase in other long-term liabilities	(3,716)	543	-	-	(3,173)
Changes in deferred turnaround costs, deferred catalyst costs and other	713	(29,471)	-	-	(28,758)
Changes in components of working capital from operations	(80,054)	(90,758)	(184)	1,587	(169,409)
Net cash (used in) provided by operating activities	(39,908)	339,217	-	(2,034)	297,275

Cash flows from investing activities:
Additions to property, plant and equipment	(129)	(201,286)	-	(7,966)	(209,381)
Proceeds from sales of assets	37	9	-	-	46
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Net cash used in investing activities	(92)	(208,777)	-	(7,966)	(216,835)

Cash flows from financing activities:
Proceeds from issuance of 8.5% Senior Notes	197,160	-	-	-	197,160
Purchase of treasury stock	(67,030)	-	-	-	(67,030)
Proceeds from issuance of common stock	405	-	-	-	405
Dividends paid	(23,144)	-	-	-	(23,144)
Excess income tax benefits of stock-based compensation	3,191	-	-	-	3,191
Debt issuance costs and other	(2,402)	(2,487)	-	-	(4,889)
Intercompany dividends	-	(10,000)	-	10,000	-
Net cash provided by (used in) financing activities	108,180	(12,487)	-	10,000	105,693
Increase in cash and cash equivalents	68,180	117,953	-	-	186,133
Cash and cash equivalents, beginning of period	186,368	111,031	-	-	297,399
Cash and cash equivalents, end of period	$254,548	$228,984	$-	$-	$483,532

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007
As Adjusted (Note 3)
(in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$402,332	$418,670	$30	$(418,700)	$402,332
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(646,626)	-	-	646,626	-
Depreciation, amortization and accretion	61	67,772	-	(321)	67,512
Deferred income taxes	(60,859)	-	-	-	(60,859)
Stock-based compensation expense	22,553	-	-	-	22,553
Excess income tax benefits of stock-based compensation	(6,962)	-	-	-	(6,962)
Intercompany income taxes	317,500	(97,982)	15	(219,533)	-
Intercompany dividends	212,150	-	-	(212,150)	-
Other intercompany transactions	1,110	(1,065)	(45)	-	-
Amortization of debt issuance costs	483	286	-	-	769
Loss (gain) on sales of assets	2,028	(17,242)	-	-	(15,214)
Decrease in long-term commutation account	1,009	-	-	-	1,009
Amortization of long-term prepaid insurance	1,211	-	-	-	1,211
Increase (decrease) in other long-term liabilities	31,058	(3,693)	-	-	27,365
Changes in deferred turnaround costs, deferred catalyst costs and other	(578)	(28,709)	-	-	(29,287)
Changes in components of working capital from operations	(46,639)	66,836	-	(1,613)	18,584
Net cash (used in) provided by operating activities	229,831	404,873	-	(205,691)	429,013

Cash flows from investing activities:
Additions to property, plant and equipment	(4,310)	(280,405)	-	(6,459)	(291,174)
Proceeds from sale of assets	2,290	19,932	-	-	22,222
El Dorado Refinery contingent earn-out payment	-	(7,500)	-	-	(7,500)
Other acquisitions and leasehold improvements	-	(3,561)	-	-	(3,561)
Net cash used in investing activities	(2,020)	(271,534)	-	(6,459)	(280,013)

Cash flows from financing activities:
Purchase of treasury stock	(248,486)	-	-	-	(248,486)
Proceeds from issuance of common stock	2,303	-	-	-	2,303
Dividends paid	(17,271)	-	-	-	(17,271)
Excess income tax benefits of stock-based compensation	6,962	-	-	-	6,962
Debt issuance costs and other	-	(588)	-	-	(588)
Intercompany dividends	-	(212,150)	-	212,150	-
Net cash used in financing activities	(256,492)	(212,738)	-	212,150	(257,080)
Decrease in cash and cash equivalents	(28,681)	(79,399)	-	-	(108,080)
Cash and cash equivalents, beginning of period	215,049	190,430	-	-	405,479
Cash and cash equivalents, end of period	$186,368	$111,031	$-	$-	$297,399

16.  Selected Quarterly Financial and Operating Data (Unaudited)

As Adjusted, except for the fourth quarter 2009 (3)
(Dollars in thousands, except per share and per bbl)
	2009				2008
	Fourth	Third	Second	First	Fourth	Third	Second	First
Revenues	$1,088,539	$1,200,582	$1,101,844	$846,248	$1,348,139	$2,198,302	$1,766,556	$1,185,783
Operating income (loss) (3)	(114,365)	(4,480)	(82,706)	96,181	206,596	208,295	(33,649)	(29,798)
Net income (loss) (3)	(75,054)	(8,784)	(57,872)	57,950	118,976	137,279	(11,793)	(18,409)

Basic net income (loss) per share (3)	(0.72)	(0.08)	(0.56)	0.56	1.15	1.33	(0.11)	(0.18)
Diluted net income (loss) per share (3)	(0.72)	(0.08)	(0.56)	0.56	1.15	1.32	(0.11)	(0.18)

Refining operations:
Total charges (bpd) (1)	138,673	177,741	181,152	182,475	185,599	173,954	161,380	126,018
Gasoline yields (bpd) (2)	69,493	84,913	83,723	82,768	88,680	78,755	73,203	65,498
Diesel and jet fuel yields (bpd) (2)	52,360	67,167	74,059	70,759	75,256	66,424	54,220	38,824
Total product sales (bpd)	152,672	178,163	191,106	179,413	191,952	177,219	158,766	137,148
Average gasoline crack spread (per bbl)	$4.40	$7.92	$10.85	$7.04	$(0.95)	$9.42	$5.85	$4.24
Average diesel crack spread (per bbl)	7.03	7.94	6.28	11.69	21.81	26.76	28.70	20.92
Cheyenne average light/heavy crude oil differential (per bbl)	8.56	7.11	4.93	5.84	15.68	14.02	20.54	18.36
El Dorado average light/heavy crude oil differential (per bbl)	6.93	5.69	3.90	7.54	14.40	14.33	22.44	21.45
Average WTI/WTS crude oil differential (per bbl)	2.27	1.62	1.02	1.69	3.30	2.77	4.98	4.64

(1) Charges are the quantity of crude oil and other feedstock processed through refinery units.
(2) Manufactured product yields are the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units.
(3) Prior quarter and prior year amounts are adjusted from previously disclosed amounts to reflect current year presentation under the LIFO inventory method. The following presents prior period presentation as previously disclosed and the related change:

	2009
	Third Quarter			Second Quarter			First Quarter
	As Reported	As Adjusted	Change	As Reported	As Adjusted	Change	As Reported	As Adjusted	Change
	(in thousands, except per share amounts)
Operating income (loss)	$(12,427)	$(4,480)	$7,947	$84,305	$(82,706)	$(167,011)	$119,910	$96,181	$(23,729)
Net income (loss)	(15,127)	(8,784)	6,343	49,841	(57,872)	(107,713)	73,459	57,950	(15,509)
Basic net income (loss) per share	(0.15)	(0.08)	0.07	0.48	(0.56)	(1.04)	0.71	0.56	(0.15)
Diluted net income (loss) per share	(0.15)	(0.08)	0.07	0.47	(0.56)	(1.03)	0.70	0.56	(0.14)

	2008
	Fourth Quarter			Third Quarter			Second Quarter
	As Reported	As Adjusted	Change	As Reported	As Adjusted	Change	As Reported	As Adjusted	Change
	(in thousands, except per share amounts)
Operating income (loss)	$(142,628)	$206,596	$349,224	$103,558	$208,295	$104,737	$81,986	$(33,649)	$(115,635)
Net income (loss)	(97,374)	118,976	216,350	72,323	137,279	64,956	59,316	(11,793)	(71,109)
Basic net income (loss) per share	(0.94)	1.15	2.09	0.70	1.33	0.63	0.58	(0.11)	(0.69)
Diluted net income (loss) per share	(0.94)	1.15	2.09	0.70	1.32	0.62	0.57	(0.11)	(0.68)

	2008
	First Quarter
	As Reported	As Adjusted	Change
	(in thousands, except per share amounts)
Operating income (loss)	$73,837	$(29,798)	$(103,635)
Net income (loss)	45,969	(18,409)	(64,378)
Basic net income (loss) per share	0.45	(0.18)	(0.63)
Diluted net income (loss) per share	0.44	(0.18)	(0.62)

 Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our “Management’s Report on Internal Control Over Financial Reporting” and the related “Report of Independent Registered Public Accounting Firm” on our report are include on pages 24 and 26.

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

	3.1	Second Amended and Restated Articles of Incorporation of Frontier Oil Corporation dated May 1, 2009.
*	3.2	Fifth Restated Bylaws of Wainoco Oil Corporation (now Frontier Oil Corporation), effective November 12, 2008 (Exhibit 2.1 to Form 8-K, File Number 1-07627, filed November 14, 2008).
*	4.1
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

*	10.4
First Amendment to Master Crude Oil Purchase and Sale Contract, dated April 2, 2006, among Utexam Limited, Frontier Oil and Refining Company and the Company (Exhibit 10.4 to Form 10-K, File Number 1-07627, filed February 26, 2009).

*	10.5
Second Amendment to Master Crude Oil Purchase and Sale Contract, dated March 12, 2008, among Utexam Limited, Frontier Oil and Refining Company and the Company (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed March 17, 2008).

*	10.6
Third Amendment to Master Crude Oil Purchase and Sale Contract dated July 1, 2009, among Utexam Limited, Frontier Oil and Refining Company and the Company (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed July 1, 2009).

*	10.7	Guaranty, dated March 10, 2006, by the Company in favor of Utexam Limited (Exhibit 10.2 to Form 8-K, File Number 1-07627, filed March 14, 2006).
*	10.8
Consent of Frontier Oil and Refining Company to the Second Amendment to the Revolving Credit Agreement (Uncommitted) dated as of March 8, 2007, among Utexam Limited, as borrower, BNP Paribas, as administrative agent and the lenders party thereto, and Consent of Frontier Oil and Refining Company to the Third Amendment to the Revolving Credit Agreement (Uncommitted) dated as of May 16, 2007, among Utexam Limited, as borrower, BNP Paribas, as administrative agent and the lenders party thereto, and Consent of Frontier Oil and Refining Company to the Sixth Amendment to the Revolving Credit Agreement (Uncommitted) dated as of January 20, 2009, among Utexam Limited, as borrower, BNP Paribas, as administrative agent and the lenders party thereto Company (Exhibit 10.7 to Form 10-K, File Number 1-07627, filed February 26, 2009).

*	10.9
Fourth Amended and Restated Revolving Credit Agreement dated as of August 19, 2008, among Frontier Oil and Refining Company, Frontier Oil Corporation, Union Bank of California, N.A., as administrative agent, and BNP Paribas, as syndication agent and the other lenders specified therein (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed August 20, 2008).

*	10.10
First Amendment to Fourth Amended and Restated Revolving Credit Agreement dated December 15, 2008, among Frontier Oil and Refining Company, Frontier Oil Corporation, Union Bank of California, N.A., as administrative agent, and BNP Paribas, as syndication agent and the other lenders specified therein (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed December 16, 2008).

	10.11
Second Amendment to Fourth Amended and Restated Revolving Credit Agreement dated November 18, 2009, among Frontier Oil and Refining Company, Frontier Oil Corporation, Union Bank of California, N.A., as administrative agent, and BNP Paribas, as syndication agent and the other lenders specified therein.

	10.12
Third Amendment to Fourth Amended and Restated Revolving Credit Agreement dated February 22, 2010, among Frontier Oil and Refining Company, Frontier Oil Corporation, Union Bank of California, N.A., as administrative agent, and BNP Paribas, as syndication agent and the other lenders specified therein.

*	10.13
Frontier Products Offtake Agreement El Dorado Refinery, dated as of October 19, 1999 by and between Frontier Oil and Refining Company and Equiva Trading Company (now Shell Oil Products US, assignee of Equiva Trading Company) (“the Agreement”), and First Amendment to the Agreement dated September 18, 2000, Second Amendment to the Agreement dated September 21, 2000, Third Amendment to the Agreement dated December 19, 2000, Fourth Amendment to the Agreement dated February 22, 2001, Fifth Amendment to the Agreement dated August 14, 2001, Sixth Amendment to the Agreement dated November 5, 2001, Seventh Amendment to the Agreement dated April 22, 2002, Eight Amendment to the Agreement dated May 30, 2003, Ninth Amendment to the Agreement dated May 25, 2004, Tenth Amendment to the Agreement dated May 3, 2005, Eleventh Amendment to the Agreement dated March 31, 2006, Twelfth Amendment to the Agreement dated May 11, 2006, Thirteenth Amendment to the Agreement dated September 30, 2007, Fourteenth Amendment to the Agreement dated May 1, 2008 and Fifteenth Amendment to the Agreement dated May 28, 2008 (Exhibit 10.1 to Form 10-Q, File Number 1-07627, filed August 7, 2008).

	10.14
Sixteenth Amendment dated November 1, 2009, to the Frontier Products Offtake Agreement El Dorado Refinery, dated as of October 19, 1999 by and between Frontier Oil and Refining Company and Equiva Trading Company (now Shell Oil Products US, assignee of Equiva Trading Company).

*²	10.15	Frontier Oil Corporation Omnibus Incentive Compensation Plan (Annex A to Proxy Statement, File Number 1-07627, filed March 21, 2006).
*²	10.16	Form of Frontier Oil Corporation Omnibus Incentive Compensation Plan Stock Unit/Restricted Stock Agreement (Exhibit 4.8 to Form S-8, File Number 333-133595, filed April 27, 2006).
*²	10.17	Form of Frontier Oil Corporation Omnibus Incentive Compensation Plan Nonqualified Stock Option Agreement (Exhibit 4.9 to Form S-8, File Number 333-133595, filed April 27, 2006).
*²	10.18	Form of Non-Employee Director Restricted Stock Unit Grant Agreement (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed April 7, 2006).
*²	10.19	Form of First Amendment to Restricted Stock Unit Grant (Exhibit 10.1 to Form 10-Q, File Number 1-07627, filed August 7, 2006).
*²	10.20	Form of Restricted Stock Agreement (Exhibit 10.2 to Form 8-K, File Number 1-07627, filed April 7, 2006).
*²	10.21	Form of Indemnification Agreement by and between the Company and each of its officers and directors (Exhibit 10.41 to Form 10-K, File Number 1-07627, filed February 28, 2007).
*²	10.22	Management Incentive Compensation Plan for Fiscal 2008 (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed February 29, 2008).
*²	10.23	Management Incentive Compensation Plan for Fiscal 2009 (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed February 27, 2009).
*²	10.24	Form of 2007 Stock Unit / Restricted Stock Agreement (Exhibit 10.1 to Form 10-Q, File Number 1-07627, filed May 9, 2007).
*²	10.25	Form of Stock Unit / Restricted Stock Agreement for James R. Gibbs (Exhibit 10.1 to Form 10-Q, File Number 1-07627, filed May 8, 2008).
*²	10.26	Form of Stock Unit / Restricted Stock Agreement for other employees (Exhibit 10.2 to Form 10-Q, File Number 1-07627, filed May 8, 2008).
*²	10.27
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

*²	10.29
Amendment to Executive and Change in Control Severance Agreement, dated April 28, 2009, between Frontier Oil Corporation and Michael C. Jennings (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed May 01, 2009).

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

*²	10.43	Executive Change in Control Severance Agreement, dated April 28, 2009, between Frontier Oil Corporation and Joshua Goodmanson (Exhibit 10.2 to Form 8-K, File Number 1-07627, filed May 01, 2009).
*²	10.44	Executive Change in Control Severance Agreement, dated September 9, 2009, between Frontier Oil Corporation and Kevin D. Burke (Exhibit 10.1 to Form 8-K, File Number 1-07627, filed September 09, 2009).
*²	10.45
Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and Michael C. Jennings (Exhibit 10.16 to Form 8-K, File Number 1-07627, filed January 2, 2009).

*²	10.46	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and W. Paul Eisman (Exhibit 10.17 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.47	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and Doug S. Aron (Exhibit 10.18 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.48	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and J. Currie Bechtol (Exhibit 10.19 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.49	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and Gerald B. Faudel (Exhibit 10.20 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.50	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and Jon D. Galvin (Exhibit 10.21 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.51	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and Nancy J. Zupan (Exhibit 10.22 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.52	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and Leo J. Hoonakker (Exhibit 10.23 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.53	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and Penny S. Newmark (Exhibit 10.24 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.54	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and Michael F. Milam (Exhibit 10.25 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.55	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and Kent A. Olsen (Exhibit 10.26 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.56	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and Joel W. Purdy (Exhibit 10.27 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.57	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and Billy N. Rigby (Exhibit 10.28 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.58	Executive Severance Agreement, effective as of December 30, 2008 by and between Frontier Oil Corporation and James M. Stump (Exhibit 10.29 to Form 8-K, File Number 1-07627, filed January 2, 2009).
*²	10.59	Executive Severance Agreement, dated April 28, 2009, between Frontier Oil Corporation and Joshua Goodmanson (Exhibit 10.3 to Form 8-K, File Number 1-07627, filed May 01, 2009).
*²	10.60	Executive Severance Agreement, dated September 9, 2009, between Frontier Oil Corporation and Kevin D. Burke (Exhibit 10.2 to Form 8-K, File Number 1-07627, filed September 09, 2009).
²	10.61	Summary of Compensation for Non-Employee Directors.
²	10.62	Summary of Compensation for Executive Officers.
	18	Letter – Change in Accounting Principle.
	21	Subsidiaries of the Registrant.
	23	Consent of Deloitte & Touche LLP.
	31.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*      Asterisk indicates exhibits incorporated by reference as shown.
²      Diamond indicates management contract or compensatory plan or arrangement.

(b)	Exhibits

The Company’s 2009 Annual Report is available upon request.  Shareholders of the Company may obtain a copy of any exhibits to this Form 10-K at a charge of $0.05 per page.  Requests should be directed to:

Investor Relations
Frontier Oil Corporation
10000 Memorial Drive, Suite 600
Houston, Texas  77024-3411

Frontier Oil Corporation
Condensed Financial Information of Registrant
Balance Sheets
Schedule I

	December 31,
	2009	2008 As Adjusted (Note 3)
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$211,775	$254,548
Trade and other receivables	174,843	120,265
Deferred income tax assets - current	26,373	16,301
Commutation account	-	6,319
Other current assets	926	643
Total current assets	413,917	398,076
Property, plant and equipment, at cost:
Furniture, fixtures and other	1,298	1,248
Accumulated depreciation	(924)	(998)
Property, plant and equipment, net	374	250

Deferred financing costs, net	2,857	3,642
Deferred income tax assets - noncurrent	10,767	-
Other assets	3,665	2,600
Receivable from affiliated companies	-	646
Investment in subsidiaries	1,144,040	1,216,054
Total assets	$1,575,620	$1,621,268

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$906	$1,168
Accrued liabilities and other	20,916	26,071
Total current liabilities	21,822	27,239
Long-term debt	347,485	347,220
Contingent income tax liabilities	27,267	26,112
Other long-term liabilities	3,578	2,507
Deferred income tax liabilities	230,818	179,214
Payable to affiliated companies	674	-

Commitments and contingencies

Shareholders' equity	943,976	1,038,976

Total liabilities and shareholders' equity	$1,575,620	$1,621,268

The "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Operations
Schedule I

	December 31,
	2009	2008 As Adjusted (Note 3)	2007 As Adjusted (Note 3)
	(in thousands)

Revenues	$(7)	$(7)	$2

Costs and expenses:
Selling and general expenses, excluding depreciation	23,836	17,677	30,593
Depreciation	70	55	61
Loss (gain) on sales of assets	-	(37)	2,028
	23,906	17,695	32,682

Operating income (loss)	(23,913)	(17,702)	(32,680)

Interest expense and other financing costs	29,278	15,939	12,723
Interest and investment income	(1,873)	(2,868)	(11,202)
Equity in loss (earnings) of subsidiaries	79,986	(371,830)	(646,626)
	107,391	(358,759)	(645,105)

Income (loss) before income taxes	(131,304)	341,057	612,425
Provision (benefit) for income taxes	(47,544)	115,004	210,093

Net income (loss)	$(83,760)	$226,053	$402,332

The "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K are an integral part of these financial statements.

Frontier Oil Corporation
Condensed Financial Information of Registrant
Statements of Cash Flows
Schedule I
	December 31,
	2009	2008 As Adjusted (Note 3)	2007 As Adjusted (Note 3)
	(in thousands)
Cash flows from operating activities:
Net income	$(83,760)	$226,053	$402,332
Equity in earnings of subsidiaries	79,986	(371,830)	(646,626)
Intercompany transactions, net	1,321	(3,261)	1,110
Dividends received from subsidiaries	21,200	10,000	212,150
Income taxes (paid to) received from subsidiaries	(30,000)	(6,000)	317,500
Depreciation	70	55	61
Deferred income taxes	31,082	169,766	(60,859)
Stock-based compensation expense	20,608	20,014	22,553
Excess income tax benefits of stock-based compensation	(244)	(3,191)	(6,962)
Amortization of debt issuance costs	783	570	483
Senior notes discount amortization	264	60	-
Allowance for investment loss and bad debts	-	41	-
Loss (gain) on sales of assets	-	(37)	2,028
Decrease in commutation account	-	-	1,009
Amortization of long-term prepaid insurance	-	909	1,211
Increase (decrease) in other long-term liabilities	2,633	(3,716)	31,058
Other	(1,065)	713	(578)
Changes in components of working capital from operations	(57,416)	(80,054)	(46,639)
Net cash (used in) provided by operating activities	(14,538)	(39,908)	229,831

Cash flows from investing activities:
Additions to property, plant and equipment	(194)	(129)	(4,310)
Proceeds from sale of assets	-	37	2,290
Net cash used in investing activities	(194)	(92)	(2,020)

Cash flows from financing activities:
Proceeds from issuance of 8.5% Senior Notes, net of discount	-	197,160	-
Purchase of treasury stock	(3,008)	(67,030)	(248,486)
Proceeds from issuance of common stock	70	405	2,303
Dividends paid to shareholders	(25,349)	(23,144)	(17,271)
Excess income tax benefits of stock-based compensation	244	3,191	6,962
Debt issuance costs and other	2	(2,402)	-
Net cash provided by (used in) financing activities	(28,041)	108,180	(256,492)

Increase (decrease) in cash and cash equivalents	(42,773)	68,180	(28,681)
Cash and cash equivalents, beginning of period	254,548	186,368	215,049

Cash and cash equivalents, end of period	$211,775	$254,548	$186,368

The "Notes to Consolidated Financial Statements" in Item 8 of this Form 10-K are an integral part of these financial statements.

FRONTIER OIL CORPORATION

Notes To Condensed Financial Statements

Incorporated by reference are Frontier Oil Corporation and Subsidiaries Consolidated Statements of Shareholder’s Equity for the three years ended December 31, 2009 in Part II, Item 8.

Basis of Presentation – The condensed financial information of Frontier Oil Corporation’s (“FOC”) investments in subsidiaries are presented under the equity method of accounting.  Under this method, the assets and liabilities of subsidiaries are not consolidated.  The investments in and advances to subsidiaries are recorded in the Condensed Balance Sheets.  The income (losses) from operations of the subsidiaries are reported on an equity basis in earnings of subsidiary companies in the Condensed Statements of Operations.

See the notes to the consolidated FOC financial statements in Part II, Item 8 for other disclosures.

Frontier Oil Corporation
Valuation and Qualifying Accounts
For the three years ended December 31,
Schedule II

Description	Balance at beginning of period	Additions	Deductions	Balance at end of period
	(in thousands)
2009
Allowance for doubtful accounts	$500	$698	$198	$1,000
Allowance for investment loss	499	-	-	499

2008
Allowance for doubtful accounts	500	-	-	500
Allowance for investment loss	-	499	-	499

2007
Allowance for doubtful accounts	500	198	198	500

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date indicated.

FRONTIER OIL CORPORATION

By:	/s/ Michael C. Jennings
Michael C. Jennings
President and Chief Executive Officer (chief executive officer)

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Frontier Oil Corporation and in the capacities and on the date indicated.

/s/ James R. Gibbs	/s/ G. Clyde Buck
James R. Gibbs	G. Clyde Buck
Director and Chairman of the Board	Director

/s/ Michael C. Jennings	/s/ T. Michael Dossey
Michael C. Jennings	T. Michael Dossey
President and Chief Executive Officer	Director
and Director
(principal executive officer)

/s/ Doug S. Aron	/s/ James H. Lee
Doug S. Aron	James H. Lee
Executive Vice President and	Director
Chief Financial Officer
(principal financial officer)

/s/ Nancy J. Zupan	/s/ Paul B. Loyd, Jr
Nancy J. Zupan	Paul B. Loyd, Jr.
Vice President and	Director
Chief Accounting Officer
(principal accounting officer)

/s/ Douglas Y. Bech	s/ Michael E. Rose
Douglas Y. Bech	Michael E. Rose
Director	Director

/s/ Franklin Myers
Franklin Myers
Director

Date: February 25, 2010