Form 10-Q
period 2010-03-31
FRONTIER OIL CORP /NEW/
filed 2010-05-06
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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
Non-accelerated filer   ☐ (Do not check if a smaller reporting company)     Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No  ☑

Registrant’s number of common shares outstanding as of May 3, 2010:  105,797,476

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

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

PART I - FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2010	2009 As Adjusted (Note 2)

Revenues:
Refined products	$1,275,039	$822,171
Other	(2,895)	24,077
Total revenues	1,272,144	846,248

Costs and expenses:
Raw material, freight and other costs	1,223,764	643,626
Refinery operating expenses, excluding depreciation	74,985	75,876
Selling and general expenses, excluding depreciation	10,976	12,421
Depreciation, amortization and accretion	20,507	18,144
Gain on sales of assets	(1)	-
Total costs and expenses	1,330,231	750,067

Operating (loss) income	(58,087)	96,181

Interest expense and other financing costs	7,235	7,420
Interest and investment income	(527)	(516)
(Loss) income before income taxes	(64,795)	89,277
(Benefit) provision for income taxes	(24,531)	31,327
Net (loss) income	$(40,264)	$57,950

Comprehensive (loss) income	$(40,397)	$57,888

Basic (loss) earnings per share of common stock	$(0.39)	$0.56

Diluted (loss) earnings per share of common stock	$(0.39)	$0.56

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share data)

March 31, 2010 and December 31, 2009	2010	2009

ASSETS
Current assets:
Cash, including cash equivalents of $441,956 and $424,323 at 2010 and 2009, respectively	$446,681	$425,280
Trade receivables, net of allowance of $1,000 at 2010 and 2009	125,187	95,261
Income taxes receivable	130,695	174,627
Other receivables, net	1,292	7,842
Inventory of crude oil, products and other	306,271	293,476
Deferred income tax assets - current	17,828	26,373
Other current assets	12,451	14,507
Total current assets	1,040,405	1,037,366

Property, plant and equipment, net	1,020,156	1,021,409
Deferred turnaround and catalyst costs, net	62,663	68,491
Deferred financing costs, net of accumulated amortization of $4,265 and $3,893 at 2010 and 2009, respectively	4,339	4,711
Intangible assets, net of accumulated amortization of $644 and $614 at 2010 and 2009, respectively	1,185	1,216
Deferred state income tax assets - noncurrent	14,816	10,767
Other assets	4,452	3,935
Total assets	$2,148,016	$2,147,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$565,120	$474,377
Accrued liabilities and other	40,840	64,799
Total current liabilities	605,960	539,176

Long-term debt	347,554	347,485
Contingent income tax liabilities	29,682	29,348
Post-retirement employee liabilities	33,751	33,138
Long-term capital lease obligation	3,283	3,394
Other long-term liabilities	20,355	20,560
Deferred federal income tax liabilities	202,878	230,818

Commitments and contingencies

Shareholders' equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 180,000,000 shares authorized, 131,850,356 shares issued at both period ends	57,736	57,736
Paid-in capital	253,113	252,513
Retained earnings	989,945	1,030,203
Accumulated other comprehensive loss	(1,367)	(1,234)
Treasury stock, at cost, 26,072,078 and 27,165,400 shares at 2010 and 2009, respectively	(394,874)	(395,242)
Total shareholders' equity	904,553	943,976
Total liabilities and shareholders' equity	$2,148,016	$2,147,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the three months ended March 31,
	2010	2009 As Adjusted (Note 2)

Cash flows from operating activities:
Net (loss) income	$(40,264)	$57,950
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, amortization and accretion, including amortization of deferred turnaround costs	25,461	23,037
Deferred income tax (benefit) provision	(23,470)	3,095
Stock-based compensation expense	3,720	5,281
Excess income tax benefits of stock-based compensation	(63)	(74)
Amortization of debt issuance costs	372	372
Senior Notes discount amortization	70	64
Allowance for investment loss and bad debts	(52)	500
Gain on sales of assets	(1)	-
Increase in other long-term liabilities	445	755
Changes in deferred turnaround costs, deferred catalyst costs and other	356	(1,722)
Changes in working capital from operations	85,670	98,974
Net cash provided by operating activities	52,244	188,232

Cash flows from investing activities:
Additions to property, plant and equipment	(22,515)	(32,743)
Proceeds from sales of assets	1	-
Net cash used in investing activities	(22,514)	(32,743)

Cash flows from financing activities:
Purchase of treasury stock	(1,898)	(1,099)
Proceeds from issuance of common stock	-	70
Dividends paid	(6,393)	(6,254)
Excess income tax benefits of stock-based compensation	63	74
Other	(101)	(90)
Net cash used in financing activities	(8,329)	(7,299)
Increase in cash and cash equivalents	21,401	148,190
Cash and cash equivalents, beginning of period	425,280	483,532
Cash and cash equivalents, end of period	$446,681	$631,722

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, excluding capitalized interest	$12,931	$7,081
Cash paid during the period for income taxes	46	-
Cash refunds of income taxes	43,932	51,593
Noncash investing activities - accrued capital expenditures, end of period	13,698	23,699

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
The Company operates refineries (“the Refineries”) in Cheyenne, Wyoming and El Dorado, Kansas.  The Company owns Ethanol Management Company (“EMC”), a products terminal and blending facility located near Denver, Colorado.  The Company also owns a refined products pipeline which runs from Cheyenne, Wyoming to Sidney, Nebraska and the associated refined products terminal and truck rack at Sidney, Nebraska.  The Company utilizes the equity method of accounting for investments in entities in which it has the ability to exercise significant influence.  Entities in which the Company has the ability to exercise control are consolidated.  All of the operations of the Company are in the United States, with its marketing efforts focused in the Rocky Mountain and Plains States regions of the United States.  The Rocky Mountain region includes the states of Colorado, Wyoming, western Nebraska, Montana and Utah, and the Plains States include the states of Kansas, Oklahoma, eastern Nebraska, Iowa, Missouri, North Dakota and South Dakota.  The Company purchases crude oil to be refined and markets the refined petroleum products produced, including various grades of gasoline, diesel fuel, jet fuel, asphalt, chemicals and petroleum coke.  The operations of refining and marketing of petroleum products are considered part of one reporting segment.
These financial statements have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include all adjustments (comprised of only normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The Company believes that the disclosures contained herein are adequate to make the information presented not misleading.  The condensed consolidated financial statements included herein should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.  These interim financial statements are not indicative of annual results.
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

Earnings per share
The Company computes basic earnings or loss per share (“EPS”) by dividing net income or loss by the weighted average number of common shares outstanding during the period.  No adjustments to income are used in the calculation of basic EPS.  Diluted EPS includes the effects of potentially dilutive shares, principally common stock options and unvested restricted stock and performance stock units outstanding during the period.  The basic and diluted average shares outstanding were as follows:

	Three Months Ended March 31,
	2010	2009

Basic	103,934,315	103,361,456
Diluted	103,934,315	104,251,850

For the three months ended March 31, 2010 and 2009, 434,793 outstanding stock options that could potentially dilute EPS in future years were not included in the computation of diluted EPS as they were anti-dilutive.  In addition, for the three months ended March 31, 2010, there were 1.3 million outstanding restricted stock and stock unit awards that could potentially dilute EPS in future periods that were not included in the computation of diluted EPS as they were anti-dilutive due to the Company’s net loss.
The Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock in November 2009, which was paid in January 2010.  As of March 31, 2010, the Company had $86.6 million available to pay dividends under the restricted payments basket of its 6.625% and 8.5% Senior Notes (“Senior Notes”) covenants; however, it is unable to declare dividends because of the inability to pass the incurrence of additional indebtedness test covenant of the Senior Notes.

Foreign currency transactions
The Company has receivables and payables denominated in Canadian dollars from certain crude oil purchases and related taxes on such purchases.  These amounts are accounted for in accordance with generally accepted accounting principles on the Condensed Consolidated Balance Sheet by translating the balances at the applicable exchange rates until they are settled.  The corresponding gain or loss is recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income.

Related Party Transactions
During the first quarter of 2010, the Company made a relocation-related loan to an officer of one of its subsidiaries in the amount of $120,000 with a maximum term of one year.  The Company accounted for this balance in “Other Receivables” on the Condensed Consolidated Balance Sheets.

New accounting pronouncements
In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17 which amended guidance to ASC 810 “Consolidations,” specifically, the consolidation guidance that applies to variable interest entities (“VIEs”).  This statement amends current consolidation guidance to require companies to perform an analysis to determine whether a company’s variable interest or interests give it a controlling financial interest in a VIE and assess whether the company has implicit financial responsibility to ensure that the VIE operates as designed when determining if it has the power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  This statement also amends current guidance to require companies to perform ongoing reassessments of whether the company is the primary beneficiary of a VIE.  This statement amends certain guidance for determining whether an entity is a VIE, and the application of this revised guidance may change a company’s assessment of its VIEs.  The statement is effective as of the beginning of the first fiscal year that begins after November 15, 2009.  The adoption of ASU 2009-17, in the first quarter of 2010, did not have a material impact on the Company’s financial statements and disclosures.
In June 2009, the FASB issued ASU 2009-16, additional guidance to ASC 860, “Transfers and Servicing” to improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidating guidance and eliminating the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  The statement also improves the comparability and consistency in accounting for transferred financial assets and enhances the information provided to financial statement users to provide greater transparency about transfers of financial assets and a transferor’s continuing involvement with transferred financial assets.  Under the new guidance, many types of transferred financial assets that would have been derecognized previously are no longer eligible for derecognition.  This new guidance enhances disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  The statement is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009.  The adoption of this ASU did not have a material impact it’s the Company’s financial statements and disclosures.
In January 2010, the FASB issued ASU 2010-06, which amended ASC 820, “Fair Value Measurements and Disclosures.”  New disclosures included in this ASU require the Company to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and the related reasoning for the transfer.  Also included in the new disclosure requirements is the separate presentation of purchases, sales, issuances and settlements on a gross basis in the reconciliation for significant unobservable inputs, or Level 3 inputs.  Further, this ASU clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value for either Level 2 or Level 3 measurements.  Finally, this ASU amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to change terminology from major categories of assets to classes of assets on how to determine appropriate classes to present fair value disclosures.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements.  These Level 3 specific disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the disclosures required for the Company during the first quarter of 2010 did not have a material impact on the Company’s financial statement disclosures.  The Company is evaluating the impact of the additional disclosures required for its 2011 filings relating to the Level 3 requirements.
In February 2010, the FASB issued ASU 2010-09, which amends ASC 855, “Subsequent Events” to address certain implementation issues related to the application of disclosure requirements under ASC 855.  This ASU requires filers to “evaluate subsequent events through the date the financial statements are issued.”  However, this ASU exempts filers from disclosing the date through which subsequent events have been evaluated, thus alleviating potential conflicts between ASC 850-10 and the SEC’s requirements.  This ASU is effective immediately for financial statements that are issued, available to be issued or revised.  As such, this revised guidance is effective for the Company in the first quarter 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statement disclosures.

2.      Change in Accounting Principle – Inventory

During the fourth quarter of 2009, the Company changed its inventory valuation method for crude oil, unfinished products and finished products to the last-in, first-out (LIFO) method from the first-in, first-out (FIFO) method.  All of the Company’s other inventories will continue to be valued at the lower of average cost or market.  The Company believes the change to the LIFO method is preferable because it will improve matching of current costs with revenues and improve comparability with its industry peers.  The Company has retrospectively adjusted the previously reported condensed consolidated financial statements for the change for the comparative period ended March 31, 2009.  The following condensed consolidated financial statement line items for the three months ended March 31, 2009 were affected by the change in accounting principle.

	Three months ended
	March 31, 2009
	As Originally Reported	As Adjusted	Change
	(in thousands - except per share data)

Condensed Consolidated Statements of Operations and Comprehensive Income:
Raw material, freight and other costs	$619,897	$643,626	$23,729
Operating income	119,910	96,181	(23,729)

Income before income taxes	113,006	89,277	(23,729)
Provision for income taxes	39,547	31,327	(8,220)
Net income	$73,459	$57,950	$(15,509)

Comprehensive income	$73,397	$57,888	$(15,509)

Basic earnings per share	$0.71	$0.56	$(0.15)
Diluted earnings per share	$0.70	$0.56	$(0.14)

Condensed Consolidated Statements of Cash Flows:
Net income	$73,459	$57,950	$(15,509)
Adjustments to reconcile net income to net cash from operating activities:
Deferred income taxes	935	3,095	2,160
Changes in components of working capital from operations	85,625	98,974	13,349
Net cash provided by operating activities	$188,232	$188,232	$-

3.      Other Receivables

	March 31,	December 31,
	2010	2009
	(in thousands)

Investment fund receivable, net of allowance	$-	$2,143
Realized futures trading receivable	-	2,341
Other	1,292	3,358
	$1,292	$7,842

The Company had a $32.7 million investment in a money market fund called the Reserve Primary Fund (“Fund”) that was deemed illiquid in September 2008.  The Fund is currently overseen by the SEC, which is determining the amount and timing of liquidation.  Prior to the freeze on the Fund’s assets, the Company requested its funds in their entirety and reclassed the $32.7 million investment out of “Cash and cash equivalents” to “Other receivables” on the Condensed Consolidated Balance Sheet.  At December 31, 2009 it was estimated that approximately 1.5% of the Company’s original investment was at-risk for recoverability, primarily due to the bankruptcy of Lehman Brothers, as the Fund had an investment in Lehman Brothers Holdings, Inc. commercial paper.  Therefore, an allowance of $499,000 was recorded as of December 31, 2009.  In addition, the Company received partial distributions through December 31, 2009 from the Fund totaling $30.1 million, resulting in a net investment fund receivable of $2.1 million.  During the three months ended March 31, 2010, the Company received an additional distribution totaling $2.2 million, thus increasing total distributions to $32.3 million.  As the total distributions exceeded the net investment, during the three months ended March 31, 2010, the Company reduced the previously recorded loss allowance on this investment by $52,000, which increased “Interest and Investment Income” on the Condensed Consolidated Statements of Operations and Comprehensive Income.  While still awaiting final notice regarding proceeds from the Fund, the Company does not anticipate further distributions; thus, the Company has no remaining net investment fund receivable as of March 31, 2010.  If there are any additional distributions received by the Company, they will be recorded in subsequent periods as income.

4.      Inventories

During the fourth quarter of 2009, the Company changed its inventory valuation method for crude oil, unfinished products and finished products to the LIFO method from FIFO method as previously disclosed.  See Note 2 “Change in Accounting Principle – Inventory” for additional information.  Inventories of crude oil, unfinished products and all finished products are now recorded at the lower of cost on a LIFO basis or market, which is determined using current estimated selling prices.  Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other costs.  Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned.  These include unfinished gasoline and diesel, blendstocks and other feedstocks.  Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products.  Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values.  Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts.  The net exchange balance is included in inventory.  Inventories of process chemicals and repairs and maintenance supplies and other are recorded at the lower of average cost or market.  Crude oil inventories, unfinished product inventories and finished product inventories are used to secure financing for operations under the Company’s revolving credit facility.  The components of inventory as of March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)

Crude oil	$336,216	$343,154
Unfinished products	131,616	101,436
Finished products	124,048	94,239
LIFO reserve - adjustment to inventories	(313,746)	(272,634)
	278,134	266,195
Process chemicals	1,150	1,162
Repairs and maintenance supplies and other	26,987	26,119
	$306,271	$293,476

5.      Other Current Assets

	March 31,	December 31,
	2010	2009
	(in thousands)

Margin deposits	$7,896	$10,898
Derivative assets	853	124
Prepaid insurance	1,423	1,705
Other	2,279	1,780
	$12,451	$14,507

6.      Property, Plant and Equipment

	March 31,	December 31,
	2010	2009
	(in thousands)

Refineries, pipelines and terminal equipment	$1,406,090	$1,389,351
Buildings	43,159	41,616
Land and land improvements	15,548	15,320
Furniture, fixtures and other equipment	17,507	17,284
Property, plant and equipment, at cost	1,482,304	1,463,571
Accumulated depreciation	(462,148)	(442,162)
Property, plant and equipment, net	$1,020,156	$1,021,409

7.      Accrued Liabilities and Other

	March 31,	December 31,
	2010	2009
	(in thousands)

Accrued compensation	$14,162	$26,093
Accrued environmental costs	7,608	7,599
Accrued dividends	580	6,979
Accrued property taxes	8,719	5,573
Accrued interest	808	7,638
Derivative liabilities	5,111	6,551
Other	3,852	4,366
	$40,840	$64,799

8.      Long-term Debt

	March 31,	December 31,
	2010	2009
	(in thousands)

6.625% Senior Notes (Due October 1, 2011)	$150,000	$150,000

8.5% Senior Notes (Due September 15, 2016)	200,000	200,000
Less discount	(2,446)	(2,515)
8.5% Senior Notes, net	197,554	197,485

	$347,554	$347,485

9.      Income Taxes

The Company is currently under a U.S. Federal income tax examination for 2008.  Field work for U.S. Federal income tax examinations on the Company for 2007, 2006 and 2005 has been completed but certain issues have not yet been resolved. The Company has received a notice of proposed adjustment from the Internal Revenue Service regarding approximately $14.4 million of additional 2005 taxes and approximately $4.3 million of additional 2006 taxes both related to the deductibility for income tax purposes of certain stock-based compensation for executives.   The Company has submitted a protest of these amounts and is in the appeals process.  The Company has received a draft of a notice of proposed adjustment from the Internal Revenue Service regarding approximately $756,000 of additional 2007 taxes also related to the deductibility for income tax purposes of certain stock-based compensation for executives.  Any appeals decision for 2006 and 2005 will also apply to the 2007 tax year.  The Company has recorded income tax contingencies for these amounts on the Condensed Consolidated Balance Sheets in the event it is unsuccessful in its appeal.
The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under ASC 740 “Income Taxes.”  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and the federal income tax benefit of state contingencies is as follows:

	Three months Ended March 31,
	2010	2009
	(in thousands)

Balance beginning of period	$23,854	$24,278
Additions based on tax positions related to the current year	-	-
Additions for tax positions of prior years	-	-
Reductions for tax positions of prior years	-	-
Settlements	-	-
Reductions due to lapse of applicable statutes of limitations	(66)	-
Balance end of period	$23,788	$24,278

The total contingent income tax liabilities and accrued interest of $29.7 million and $29.3 million at March 31, 2010 and December 31, 2009, respectively, are reflected in the Condensed Consolidated Balance Sheets under “Contingent income tax liabilities.”  The Company recognized net interest expense on contingent income tax liabilities of $400,000 and $481,000 during the three months ended March 31, 2010 and 2009, respectively.

10.      Treasury Stock

The Company accounts for its treasury stock under the cost method on a FIFO basis.  Through December 31, 2009, the Company’s Board of Directors has approved a total of $400.0 million for share repurchases, of which $299.8 million had been utilized (none in 2010), leaving remaining authorization of $100.2 million for future repurchases of shares.  A rollforward of treasury stock for the three months ended March 31, 2010 is as follows:

	Number of shares	Amount
	(in thousands except share amounts)

Balance as of December 31, 2009	27,165,400	$395,242
Shares received to fund withholding taxes	142,872	1,898
Shares issued for restricted stock grants, net of forfeits	(404,264)	(742)
Shares issued for conversion of stock unit awards	(831,930)	(1,524)
Balance as of March 31, 2010	26,072,078	$394,874

 11.      Stock-based Compensation

Stock-based compensation costs and income tax benefits recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Restricted shares and units	$2,911	$6,014
Stock options	-	238
Contingently issuable stock unit awards	809	(971)
Total stock-based compensation expense	$3,720	$5,281

Income tax benefit recognized in the income statement	$1,414	$2,007

Omnibus Incentive Compensation Plan.  The Company’s Omnibus Incentive Compensation Plan (the “Plan”) is a broad-based incentive plan that provides for granting stock options, stock appreciation rights (“SAR”), restricted stock awards, performance awards, stock units, bonus shares, dividend equivalent rights, other stock-based awards and substitute awards (“Awards”) to employees, consultants and non-employee directors of the Company.  As of March 31, 2010, 220,744 shares remained available to be awarded under the Plan assuming maximum payout is achieved on the contingently issuable awards made in 2008, 2009 and 2010 (see “Contingently Issuable Awards” below).  At the annual meeting held on April 28, 2010, the shareholders of the Company approved the First Amendment to the Frontier Oil Corporation Omnibus Incentive Compensation Plan (the “Amendment”).  The Amendment increased the maximum aggregate number of shares that may be allowed with respect to Awards granted under the plan by 7,100,000 shares.  The number of shares available for Awards under the new 7,100,000 share pool will be reduced by 1.6 times the shares for each stock award granted, other than an option or SAR under the Plan, and will be reduced by 1.0 times the number of options or SARs granted.  For purposes of determining compensation expense, forfeitures are estimated at the time Awards are granted based on historical average forfeiture rates and the group of individuals receiving those Awards. The Plan provides that the source of shares for Awards may be either newly issued shares or treasury shares.  For the three months ended March 31, 2010, treasury shares were re-issued for stock and restricted stock awards.  The Company does not plan to repurchase additional treasury shares in 2010 strictly for issuing share Awards; however, treasury shares that are repurchased or are currently in treasury may be issued as share Awards in 2010.  The fair value of restricted stock awards is determined using the closing stock price of the Company on the date of grant.  As of March 31, 2010, there was $28.8 million of total unrecognized compensation cost related to the Plan, including costs for restricted stock and performance-based awards, which is expected to be recognized over a weighted-average period of 2.23 years.

Stock Options.  Stock option changes during the three months ended March 31, 2010 are presented below:

	Number of awards	Weighted-Average Exercise Price	Aggregate Intrinsic Value of Options
			(in thousands)
Outstanding at beginning of period	434,793	$29.3850
Granted	-	-
Exercised	-	-
Expired or forfeited	-	-
Outstanding at end of period	434,793	$29.3850	$-

Vested	434,793	$29.3850	$-

Exercisable at end of period	434,793	$29.3850	$-

There were no stock options exercised during the three months ended March 31, 2010.  All outstanding stock options were vested and exercisable at March 31, 2010 with weighted average remaining contractual lives of 1.07 years.

Restricted Shares and Restricted Stock Units.  The following table summarizes the changes in the Company’s restricted shares and restricted stock units during the three months ended March 31, 2010:

	Shares/Units	Weighted-Average Grant-Date Market Value

Nonvested at beginning of period	842,067	$20.4173
Conversion of stock unit awards	625,582	12.7400
Granted	467,420	12.7358
Vested	(253,855)	17.6580
Forfeited	(5,376)	21.7598
Nonvested at end of period	1,675,838	15.8226

The total grant date fair value of restricted shares and restricted stock units which vested during the three months ended March 31, 2010 was $4.5 million. The total intrinsic value of restricted shares and restricted stock units vested during the three months ended March 31, 2010 was $6.1 million.  The Company realized $2.3 million of income tax benefit related to these vestings, and reduced the Company’s available pool of excess income tax benefits by $917,000.  The total grant date fair value of restricted shares and restricted stock units which vested during the three months ended March 31, 2009 was $4.4 million.  The total intrinsic value of restricted shares and restricted stock units that vested during the three months ended March 31, 2009 was $3.1 million, and the Company realized $1.2 million of income tax benefit related to these vestings, and previously recognized income tax benefits were reduced by $496,000.
In March 2010, following certification by the Compensation Committee of the Company’s Board of Directors that the specified performance criteria of the Company’s net income goal and return of capital employed versus that of a defined peer group had been achieved for the year ended December 31, 2009, the Company issued 625,582 shares of restricted stock in connection with the February 2009 grant of contingently issuable stock unit awards.  The following tables summarize the vesting schedules of the 625,582 stock unit awards converted to restricted stock and 467,420 shares of restricted stock shares and units granted, net of forfeitures, during the three months ended March 31, 2010.

		Vesting Dates and Share Amounts
Conversion Date	Converted stock unit awards	March 9, 2010(1)	June 30, 2010	June 30, 2011	June 30, 2012
March 9, 2010	625,582	51,872	191,224	191,262	191,224

(1) Accelerated vesting due to termination of employees.

		Vesting Dates and Share Amounts
Grant Date	Shares/Units Granted (Net of Forfeits)	December 31, 2010	March 13, 2011	March 13, 2012	March 13, 2013
January 26, 2010	57,780	57,780
February 23, 2010	409,640		102,410	102,410	204,820
Total	467,420	57,780	102,410	102,410	204,820

Contingently Issuable Awards.  During the three months ended March 31, 2010, the Company granted 307,230 contingently issuable stock unit awards, net of forfeitures, to be earned if certain return of capital employed versus that of a defined peer group goals are met for 2010.  Depending on achievement of the performance goal, awards earned could be between 0% and 125% of the base number of performance stock units.  If any of the performance goal is achieved for 2010 and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into restricted stock during the first quarter of 2011.  One-third of these restricted shares will vest on June 30, 2011, one-third on June 30, 2012 and the final one-third on June 30, 2013.  As of March 31, 2010, the Company assumed for purposes of stock-based compensation expense for these awards granted in 2010 that the target (100%) level award (307,230 stock units, net of forfeitures) would be earned for the return of capital employed versus that of a defined peer group.  The stock unit awards were valued at the market value on the date of grant and are being amortized to compensation expense on a straight-line basis over the nominal vesting period, adjusted for retirement-eligible employees, as required under GAAP.
The Company also granted 307,230 stock unit awards, net of forfeitures, contingent upon certain share price performance versus the Company’s peers being met over a three-year period ending on December 31, 2012.  Depending on achievement of the market-based performance goal, awards earned could be between 0% and 125% of the base number of market-based stock units.  If any of the market-based performance goals are achieved and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into stock.  For stock unit awards subject to such market-based vesting conditions, the grant date fair value of the award is estimated using a Monte Carlo valuation model.  The Monte Carlo model is based on random projections of stock price paths and must be repeated numerous times to achieve a probabilistic assessment.  Expected volatility was calculated using a weighted average of historical daily volatilities and implied volatility, and represents the extent to which the Company’s stock price performance, relative to the average stock price performance of the peer group, is expected to fluctuate during each of the three calendar periods of the award’s anticipated term ending December 31, 2012.  The risk-free rate is based on a U.S. Treasury rate consistent with the three-year vesting period.  The total grant date fair value of the market-based stock units as determined by the Monte Carlo valuation model is $3.5 million, net of forfeitures and will be recognized ratably over the three-year vesting period.  The key assumptions used in valuing these market-based restricted shares are as follows:

2010
Number of simulations	100,000
Expected volatility	65.00%
Risk-free rate	1.33%

In February 2010, following certification by the Compensation Committee of the Company’s Board of Directors that the specified share price performance criteria in connection with the 2007 grant of contingently issuable stock unit awards to be met over a three-year period ending December 31, 2009 had been achieved, the Company issued 206,348 shares of stock.
As of March 31, 2010, the Company also had outstanding (net of forfeitures) 181,493 and 236,003 contingently issuable stock unit awards issued in 2008 and 2009, respectively, to be earned should certain share price criteria be met over a three-year period ending December 31, 2010 and 2011, respectively.    Depending on achievement of the performance goals, awards earned could be between 0% and 125% of the base number of performance stock units.  If any of the performance goals are achieved and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into stock.
When common stock dividends are declared by the Company’s Board of Directors, dividend equivalents (on the stock unit awards) and dividends (once the stock unit awards are converted to restricted stock) are accrued on the contingently issuable stock units and restricted stock but are not paid until the restricted stock vests.

12.      Employee Benefit Plans

Defined Benefit Plans
In April 2008, the Company’s Board of Directors approved the termination of the defined benefit cash balance pension plan.  In July 2009, the Company received, from the Internal Revenue Service, a letter stating the termination of the pension plan did not affect its qualification.  The Company terminated the plan in December 2009.  Plan participants received 100% of their account balance, including interest, in the fourth quarter of 2009.
The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery.  Eligible employees are employees hired by the El Dorado Refinery before certain defined dates and who satisfy certain age and service requirements.  Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare.  Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans were unfunded as of March 31, 2010 and December 31, 2009.  The post-retirement healthcare plan requires retirees to pay between 20% and 40% of total healthcare costs based on age and length of service.
The following table sets forth the net periodic benefit costs recognized for these benefit plans in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income:

	Three Months Ended March 31,
Pension Benefits	2010	2009
	(in thousands)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss):
Service cost	$-	$-
Interest cost	-	65
Expected return on plan assets	-	(45)
Amortization of prior service cost	-	107
Amortized net actuarial loss	-	-
Net periodic benefit cost	-	127

Changes in assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	-	-
Amortization of prior service cost	-	(107)
Amortization of gain	-	-
Total recognized in other comprehensive income	-	(107)
Total recognized in net periodic benefit cost and other comprehensive income	$-	$20

	Three Months Ended March 31,
Post-retirement Healthcare and Other Benefits	2010	2009
	(in thousands)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss):
Components of net periodic benefit cost:
Service cost	$190	$178
Interest cost	517	472
Expected return on plan assets	-	-
Amortization of prior service cost	(469)	(469)
Amortized net actuarial loss	262	262
Net periodic benefit cost	500	443

Changes in assets and benefit obligations recognized in other comprehensive income (loss):
Increase in benefit obligation for plan amendment	-	-
Net loss	7	-
Amortization of prior service cost	469	469
Amortization of loss	(262)	(262)
Total recognized in other comprehensive income	214	207
Total recognized in net periodic benefit cost and other comprehensive income	$714	$650

13.      Fair Value Measurement

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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

Description	Level 1	Level 2	Level 3	Total
Derivative assets	$-	$853	$-	$853
Derivative liabilities	4,269	842	-	5,111

As of March 31, 2010, the Company’s derivative contracts giving rise to the liabilities measured under Level 1 are NYMEX crude oil contracts and thus are valued using quoted market prices at the end of each period.  The Company’s derivative contracts giving rise to the liabilities under Level 2 are valued using pricing models based on NYMEX crude oil contracts.  The derivative asset contracts included in Level 2 valuations are interest rate swap contracts.  A mark-to-market valuation that takes into consideration anticipated cash flows from the transactions using market prices and other economic data and assumptions are used to value the swaps.  Given the degree of varying assumptions used to value the swaps, it was deemed as having Level 2 inputs.  The Company had no derivative contracts under Level 3 during the quarter ended March 31, 2010.  The Company’s crude call options during the quarter ended March 31, 2009 that related to crude oil purchased at the lease were measured under Level 3, meaning that the options were valued using internal contract pricing.  The following provides a reconciliation of the beginning and ending balances of the Company’s Level 3 derivative asset crude call options for the periods ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)

Beginning derivative asset balance	$-	$-
Net increase in derivative assets	-	415
Net settlements	-	(45)
Transfers in (out) of Level 3	-	-
Ending derivative asset balance	$-	$370

The fair value of the Company’s Senior Notes was estimated based on quotations obtained from broker-dealers who make markets in these and similar securities.  At March 31, 2010 and December 31, 2009, the carrying amounts of the Company’s 6.625% Senior Notes were $150.0 million, and the estimated fair values were $151.1 million and $150.8 million, respectively.  At March 31, 2010 and December 31, 2009, the carrying amounts of the Company’s 8.5% Senior Notes were $197.6 million ($200.0 million less the unamortized discount of $2.4 million) and $197.5 million ($200.0 million less the unamortized discount of $2.5 million), and the estimated fair values were $205.0 million and $207.0 million, respectively.  For cash and cash equivalents, the carrying amounts at March 31, 2010 and December 31, 2009 of $446.7 million and $425.3 million, respectively, are reasonable estimates of fair value.

14.      Price and Interest Risk Management Activities

The Company, at times, enters into commodity derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process, to fix margins on certain future production or to hedge interest rate risk.  The commodity derivative contracts used by the Company may take the form of futures contracts, forward contracts, collars or price or interest rate swaps.  The Company, also at times, enters into foreign exchange contracts to manage its exposure to foreign currency fluctuations on its purchases of foreign crude oil.  The Company believes that there is minimal credit risk with respect to its counterparties.  The Company’s commodity derivative contracts and foreign exchange contracts, while economic hedges are not accounted for as cash flow or fair value hedges and thus are accounted for under mark-to-market accounting with gains and losses recorded directly to earnings.  The Company has derivative contracts which it holds directly and also derivative contracts held indirectly in connection with its crude oil purchase and sale contract, held on Frontier’s behalf by Utexam Limited (“Utexam”), a wholly-owned subsidiary of BNP Paribas Ireland.  For additional fair value disclosures relating to the Company’s derivative contracts, see Note 13, “Fair Value Measurement.”  As of March 31, 2010, the Company had the following outstanding commodity derivative contracts:

Commodity	Number of barrels
(in thousands)

Crude purchases in-transit	380
Crude oil contracts to hedge excess intermediate, finished product and crude oil inventory	1,514

The Company maintains two $75.0 million interest rate swap transactions totaling $150.0 million, that effectively convert a portion of interest expense from fixed to variable rate debt.  Under these swap contracts, interest on each of the $75.0 million notional amount is computed using 30-day LIBOR plus a spread of 5.34% and 5.335%, which equaled an effective interest rate of 5.569% and 5.564%, respectively, as of March 31, 2010.  Interest is paid semiannually on the swap contracts, April 1 and October 1 until maturity.  The interest accrued by the Company on these swap contracts effectively reduced “Interest expense and other financing costs” on the Condensed Consolidated Statements of Operations and Comprehensive Income by $372,000 for the three months ended March 31, 2010.  The Company received interest totaling $682,000 from the counterparty in April 2010, which was included in “Other Receivables” on the Condensed Consolidated Balance Sheet as of March 31, 2010.
The following table presents the location of the Company’s outstanding derivative contracts on the Condensed Consolidated Balance Sheet and the related fair values at the balance sheet dates.

	Asset Derivatives in Other Current Assets		Liability Derivatives in Accrued Liabilities and Other
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Commodity contracts	$-	$-	$5,111	$6,551
Interest rate swap contracts	853	2	-	-
Other contracts	-	122	-	-
Total derivatives	$853	$124	$5,111	$6,551

The following table presents the location of the gains and losses reported in the Condensed Consolidated Statements of Operations and Comprehensive Income for the current and previous periods presented.

		Amount of Derivatives Gain or (Loss) Recognized
		Three Months Ended March 31,
		2010	2009
		(in thousands)
Derivatives not designated as hedging instruments	Location in Statement of Operations
Commodity contracts	Other Revenues	$(2,840)	$22,180
Other contracts	Other Revenues	(34)	415
Interest rate swap contracts	Interest expense and other financing costs	851	-

15.      Environmental

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
The Environmental Protection Agency (“EPA”) has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continued through 2008, with special provisions for small business refiners such as Frontier.  As allowed by subsequent regulation, Frontier elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until January 1, 2011 by complying with the highway ultra low sulfur diesel standard by June 2006.  The Company has reevaluated its initial strategy of capital investment at its Cheyenne Refinery to meet the new gasoline sulfur standard and is now planning to comply with these requirements starting January 1, 2011 for two to five years through the redemption of currently owned or internally generated gasoline sulfur credits.  For long-term compliance, the Company expects to spend approximately $40.0 million ($16.1 million incurred as of March 31, 2010) for the cat gasoline hydrotreater project comprised of new process unit capacity and intermediate inventory handling equipment.  In addition, new federal benzene regulations and anticipated state requirements for reduction in gasoline Reid Vapor Pressure (“RVP”) suggest that additional capital expenditures may be required for environmental compliance projects.  The Company is presently evaluating projects and the total potential cost in connection with an overall compliance strategy for the Cheyenne Refinery.  Total capital expenditures estimated as of March 31, 2010 for the El Dorado Refinery to comply with the final gasoline sulfur standard are approximately $95.0 million, including capitalized interest, and are expected to be completed in the fall of 2010 ($78.5 million incurred as of March 31, 2010).  The estimated $95.0 million of expenditures primarily relates to the estimated $94.0 million El Dorado Refinery’s gasoil hydrotreater revamp project.  The gasoil hydrotreater revamp project will address most of the El Dorado Refinery’s modifications needed to achieve gasoline sulfur compliance.
The Company is a holder of gasoline sulfur credits; some retained from prior generation years and others generated from operations during 2010 at both the Cheyenne and the El Dorado Refineries.  During the three months ended March 31, 2009, Frontier sold sulfur credits for total proceeds of $627,000 (none in the comparable 2010 period), which are recorded in “Other revenues” on the Condensed Consolidated Statements of Operations and Comprehensive Income.
In March 2009, settlement agreements associated with the EPA’s National Petroleum Refining Enforcement Initiative were finalized and are now in effect.  The Company currently estimates that, in addition to the flare gas recovery systems previously installed at each facility in anticipation of the finalization of the agreement, capital expenditures totaling approximately $45.0 million ($636,000 incurred as of March 31, 2010) at the Cheyenne Refinery and $6.0 million ($1.5 million incurred as of March 31, 2010) at the El Dorado Refinery will need to be incurred prior to 2017.  The Company may also choose to incur additional costs at the Cheyenne Refinery and at the El Dorado Refinery to comply with certain requirements of the agreement if such projects are determined to be the most cost effective compliance strategy.  Notwithstanding these settlements, many of these same expenditures are required for the Company to comply with preexisting regulatory requirements or to implement its planned facility expansions.  Consequently, the costs associated with these other projects are not included in the totals above.  In addition, the settlement agreement provides for stipulated penalties for violations, which are periodically reported by the Company.  Stipulated penalties under the decree are not automatic but must be requested by one of the agency signatories.  If a stipulated penalty is requested, the Company will separately report that matter and the amount of the proposed penalty, if applicable.
The EPA has promulgated regulations to enact the provisions of the Energy Policy Act of 2005 regarding mandated blending of renewable fuels in gasoline.  The Energy Independence and Security Act of 2007 significantly increased the amount of renewable fuels that had been required by the 2005 legislation. The Company, as a small refiner, will be exempt until January 1, 2011 from these requirements and will incur additional costs in order to meet these new requirements.  The Company has renewable fuels blending facilities and purchases ethanol with Renewable Identification Numbers (RINs) credits attached.  Ethanol RINs were created to assist in tracking the compliance with these EPA regulations for the blending of renewable fuels.  During the three months ended March 31, 2009, the Company sold RIN gallons for $948,000, which were recorded in “Other revenues” on the Condensed Consolidated Statements of Operations and Comprehensive Income.  There were no sales of RINs during the three months ended March 31, 2010.  While not yet enacted or promulgated, other pending legislation or regulation regarding the mandated use of alternative or renewable fuels and/or the reduction of greenhouse gas emissions from either transportation fuels or manufacturing processes is under consideration by the U.S. Congress.  In addition, the EPA has recently determined that greenhouse gases, including carbon dioxide, present a danger to human health and the environment, which may result in future regulation of such gases.  If climate change legislation is enacted or regulations promulgated, these requirements could materially impact the operations and financial position of the Company (see “Other Future Environmental Considerations” below).
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
The Company owns terminals and pipelines in which various groundwater remediation and monitoring activities are underway.  As is the case with companies engaged in similar industries, the Company faces potential exposure from future claims and lawsuits involving environmental matters, including soil and water contamination, air pollution, personal injury and property damage allegedly caused by substances that the Company may have manufactured, handled, used, released or disposed.
Cheyenne Refinery.  The Company is party to an agreement with the State of Wyoming requiring investigation and interim remediation actions at the Cheyenne Refinery’s property that may have been impacted by past operational activities.  As a result of past and ongoing investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects.  In addition, the Company estimates that an ongoing groundwater remediation program will be required for approximately ten more years.  As of March 31, 2010 and December 31, 2009, the Company had a $4.6 million accrual included on the Condensed Consolidated Balance Sheets related to the remediation program.  The accrual at March 31, 2010 reflects the estimated present value of a $775,000 cost in 2010 and $575,000 in annual costs for 2011 through 2019, assuming a 3% inflation rate and discounted at a rate of 6.2%.  The Company also had accrued a total of $5.6 million and $5.7 million, respectively, as of March 31, 2010 and December 31, 2009, for the cleanup of a waste water treatment pond located on land adjacent to the Cheyenne Refinery which the Company had historically leased from the landowner.  Cleanup of the waste water pond pursuant to the aforementioned agreement with the State of Wyoming has been initiated and is anticipated to be completed in 2010.  Depending upon information collected during the cleanup, or by a subsequent administrative order or permit, additional remedial action and costs could be required.   Pursuant to this agreement, in the fourth quarter of 2009, the Company completed an $11.5 million capital project for the installation of a groundwater boundary control system and associated groundwater recovery wells.
Frontier Refining Inc. (which owns the Cheyenne Refinery) has been served with a Complaint from Region 8 of the EPA alleging unlawful storage of untreated or partially treated refinery wastewater in an on-site surface impoundment and included a proposed penalty of $6.8 million.  The EPA stated in the accompanying press release that the Complaint was part of a national enforcement initiative.  Frontier Refining Inc. subsequently filed a motion to dismiss which was followed by an EPA Motion to Amend the original complaint, consolidating many of the alleged violations and remaining silent on any proposed penalty amount.  Although Frontier Refining Inc. does not agree with the EPA’s allegations, the Company has entered into settlement negotiations with the Agency and accrued for the full amount of the proposed penalty during the third quarter of 2009 which is included in “Other long-term liabilities” on the March 31, 2010 and December 31, 2009 Condensed Consolidated Balance Sheets.  Negotiations continue with the EPA and the Company expects that the proposed penalty will be settled for less than the amount accrued; however there will likely be capital and other costs associated with the final settlement.
The Company completed in 2007 the negotiation of a settlement of a Notice of Violation (“NOV”) from the Wyoming Department of Environmental Quality alleging non-compliance with certain refinery waste management requirements.  The Company has estimated that the minimum capital cost for required corrective measures will be approximately $2.7 million and is estimated to be completed in late 2010.  In addition, the Company had accruals of $1.1 million and $1.2 million at March 31, 2010 and December 31, 2009, respectively, for additional work related to the corrective measures.
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

16.      Litigation

The Company is involved in various lawsuits and regulatory actions which are incidental to its business.  In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

17.      Consolidating Financial Statements

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

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2010
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$1,275,039	$-	$-	$1,275,039
Other	(11)	(2,913)	29	-	(2,895)
Total revenues	(11)	1,272,126	29	-	1,272,144

Costs and expenses:
Raw material, freight and other costs	-	1,223,764	-	-	1,223,764
Refinery operating expenses, excluding depreciation	-	74,985	-	-	74,985
Selling and general expenses, excluding depreciation	4,522	6,454	-	-	10,976
Depreciation, amortization and accretion	20	20,255	-	232	20,507
Gain on sales of assets	(1)	-	-	-	(1)
Total costs and expenses	4,541	1,325,458	-	232	1,330,231

Operating (loss) income	(4,552)	(53,332)	29	(232)	(58,087)

Interest expense and other financing costs	6,173	1,587	-	(525)	7,235
Interest and investment income	(387)	(140)	-	-	(527)
Equity in losses of subsidiaries	54,364	-	-	(54,364)	-
(Loss) income before income taxes	(64,702)	(54,779)	29	54,657	(64,795)
(Benefit) provision for income taxes	(24,438)	(21,018)	11	20,914	(24,531)
Net (loss) income	$(40,264)	$(33,761)	$18	$33,743	$(40,264)

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2009
As Adjusted (Note 2)
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$822,171	$-	$-	$822,171
Other	(7)	24,084	-	-	24,077
Total revenues	(7)	846,255	-	-	846,248

Costs and expenses:
Raw material, freight and other costs	-	643,626	-	-	643,626
Refinery operating expenses, excluding depreciation	-	75,876	-	-	75,876
Selling and general expenses, excluding depreciation	5,588	6,833	-	-	12,421
Depreciation, amortization and accretion	16	17,985	-	143	18,144
Total costs and expenses	5,604	744,320	-	143	750,067

Operating (loss) income	(5,611)	101,935	-	(143)	96,181

Interest expense and other financing costs	7,436	944	-	(960)	7,420
Interest and investment income	(327)	(189)	-	-	(516)
Equity in earnings of subsidiaries	(101,997)	-	-	101,997	-
Income before income taxes	89,277	101,180	-	(101,180)	89,277
Provision for income taxes	31,327	35,549	-	(35,549)	31,327
Net income	$57,950	$65,631	$-	$(65,631)	$57,950

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of March 31, 2010
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$238,408	$208,273	$-	$-	$446,681
Trade and other receivables, net	131,052	126,122	-	-	257,174
Inventory of crude oil, products and other	-	306,271	-	-	306,271
Deferred income tax assets - current	17,828	17,659	-	(17,659)	17,828
Other current assets	1,937	10,514	-	-	12,451
Total current assets	389,225	668,839	-	(17,659)	1,040,405

Property, plant and equipment, net	346	997,063	-	22,747	1,020,156
Deferred turnaround and catalyst costs, net	-	62,663	-	-	62,663
Deferred financing costs, net	2,662	1,677	-	-	4,339
Intangible assets, net	-	1,185	-	-	1,185
Deferred income tax assets - noncurrent	14,816	11,448	-	(11,448)	14,816
Other assets	4,217	235	-	-	4,452
Receivable from affiliated companies (1)	-	63,070	545	(63,615)	-
Investment in subsidiaries	1,083,261	-	-	(1,083,261)	-
Total assets	$1,494,527	$1,806,180	$545	$(1,153,236)	$2,148,016

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$870	$564,235	$15	$-	$565,120
Accrued liabilities and other	4,489	36,351	-	-	40,840
Total current liabilities	5,359	600,586	15	-	605,960

Long-term debt	347,554	-	-	-	347,554
Contingent income tax liabilities	27,663	2,019	-	-	29,682
Long-term capital lease obligations	-	3,283	-	-	3,283
Other long-term liabilities	4,131	49,975	-	-	54,106
Deferred income tax liabilities	202,878	198,855	-	(198,855)	202,878
Payable to affiliated companies	2,389	-	245	(2,634)	-

Shareholders' equity	904,553	951,462	285	(951,747)	904,553
Total liabilities and shareholders' equity	$1,494,527	$1,806,180	$545	$(1,153,236)	$2,148,016

(1) FHI receivable to affiliated companies balance primarily relates to income taxes payable to parent under a tax sharing agreement.

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of December 31, 2009
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$211,775	$213,505	$-	$-	$425,280
Trade and other receivables, net	174,843	102,887	-	-	277,730
Inventory of crude oil, products and other	-	293,476	-	-	293,476
Deferred income tax assets - current	26,373	26,442	-	(26,442)	26,373
Other current assets	926	13,581	-	-	14,507
Total current assets	413,917	649,891	-	(26,442)	1,037,366

Property, plant and equipment, net	374	998,580	-	22,455	1,021,409
Deferred turnaround and catalyst costs, net	-	68,491	-	-	68,491
Deferred financing costs, net	2,857	1,854	-	-	4,711
Intangible assets, net	-	1,216	-	-	1,216
Deferred income tax assets - noncurrent	10,767	7,702		(7,702)	10,767
Other assets	3,665	270	-	-	3,935
Receivable from affiliated companies(1)	-	61,165	516	(61,681)	-
Investment in subsidiaries	1,144,040	-	-	(1,144,040)	-
Total assets	$1,575,620	$1,789,169	$516	$(1,217,410)	$2,147,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$906	$473,456	$15	$-	$474,377
Accrued liabilities and other	20,916	43,883	-	-	64,799
Total current liabilities	21,822	517,339	15	-	539,176

Long-term debt	347,485	-	-	-	347,485
Contingent income tax liabilities	27,267	2,081	-	-	29,348
Long-term capital lease obligations	-	3,394	-	-	3,394
Other long-term liabilities	3,578	50,120	-	-	53,698
Deferred income tax liabilities	230,818	224,680	-	(224,680)	230,818
Payable to affiliated companies	674	-	234	(908)	-

Shareholders' equity	943,976	991,555	267	(991,822)	943,976
Total liabilities and shareholders' equity	$1,575,620	$1,789,169	$516	$(1,217,410)	$2,147,895

(1) FHI receivable from affiliated companies balance relates to income taxes receivable from parent under a tax sharing agreement.

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2010
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(40,264)	$(33,761)	$18	$33,743	$(40,264)
Adjustments to reconcile net income to net cash from operating activities:
Equity in losses of subsidiaries	54,364	-	-	(54,364)	-
Depreciation, amortization and accretion, including amortization of deferred turnaround costs	20	25,209	-	232	25,461
Deferred income tax benefit	(23,470)		-		(23,470)
Stock-based compensation expense	3,720	-	-	-	3,720
Excess income tax benefits of stock-based compensation	(63)	-	-	-	(63)
Intercompany income taxes	-	(20,925)	11	20,914	-
Intercompany dividends	6,200	-	-	(6,200)	-
Other intercompany transactions	1,714	(1,685)	(29)	-	-
Amortization of debt issuance costs	196	176	-	-	372
Senior notes discount amortization	70	-	-	-	70
Allowance for investment loss and bad debts	(4)	(48)	-	-	(52)
Gain on sales of assets	(1)	-	-	-	(1)
Increase (decrease) in other long-term liabilities	948	(503)	-	-	445
Changes in deferred turnaround costs, deferred catalyst costs and other	(552)	908	-	-	356
Changes in working capital from operations	31,973	53,098	-	599	85,670
Net cash provided by operating activities	34,851	22,469	-	(5,076)	52,244

Cash flows from investing activities:
Additions to property, plant and equipment	9	(21,400)	-	(1,124)	(22,515)
Proceeds from sales of assets	1	-	-	-	1
Net cash provided by (used in) investing activities	10	(21,400)	-	(1,124)	(22,514)

Cash flows from financing activities:
Purchase of treasury stock	(1,898)	-	-	-	(1,898)
Dividends paid	(6,393)	-	-	-	(6,393)
Excess income tax benefits of stock-based compensation	63	-	-	-	63
Debt issuance costs and other	-	(101)	-	-	(101)
Intercompany dividends	-	(6,200)	-	6,200	-
Net cash used in financing activities	(8,228)	(6,301)	-	6,200	(8,329)
Increase (decrease) in cash and cash equivalents	26,633	(5,232)	-	-	21,401
Cash and cash equivalents, beginning of period	211,775	213,505	-	-	425,280
Cash and cash equivalents, end of period	$238,408	$208,273	$-	$-	$446,681

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2009
As Adjusted (Note 2)
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$57,950	$65,631	$-	$(65,631)	$57,950
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(101,997)	-	-	101,997	-
Depreciation, amortization and accretion, including amortization of deferred turnaround costs	16	22,878	-	143	23,037
Deferred income tax provision	3,095	-	-	-	3,095
Stock-based compensation expense	5,281	-	-	-	5,281
Excess income tax benefits of stock-based compensation	(74)	-	-	-	(74)
Intercompany income taxes	-	35,549	-	(35,549)	-
Intercompany dividends	-	-	-	-	-
Other intercompany transactions	2,932	(2,932)	-	-	-
Amortization of debt issuance costs	196	176	-	-	372
Senior notes discount amortization	64	-	-	-	64
Allowance for investment loss and bad debts	-	500	-	-	500
Increase in other long-term liabilities	319	436	-	-	755
Changes in deferred turnaround costs, deferred catalyst costs and other	116	(1,838)	-	-	(1,722)
Changes in working capital from operations	77,050	21,394	-	530	98,974
Net cash provided by operating activities	44,948	141,794	-	1,490	188,232

Cash flows from investing activities:
Additions to property, plant and equipment	(69)	(31,184)	-	(1,490)	(32,743)
Net cash used in investing activities	(69)	(31,184)	-	(1,490)	(32,743)

Cash flows from financing activities:
Purchase of treasury stock	(1,099)	-	-	-	(1,099)
Proceeds from issuance of common stock	70	-	-	-	70
Dividends paid	(6,254)	-	-	-	(6,254)
Excess income tax benefits of stock-based compensation	74	-	-	-	74
Debt issuance costs and other	2	(92)	-	-	(90)
Intercompany dividends	-	-	-	-	-
Net cash used in financing activities	(7,207)	(92)	-	-	(7,299)
Increase in cash and cash equivalents	37,672	110,518	-	-	148,190
Cash and cash equivalents, beginning of period	254,548	228,984	-	-	483,532
Cash and cash equivalents, end of period	$292,220	$339,502	$-	$-	$631,722

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

Overview
The terms “Frontier,” “we”, “us” and “our” refer to Frontier Oil Corporation and its subsidiaries.  The four significant indicators of our profitability, which are reflected and defined in the operating data at the end of this analysis, are the gasoline crack spread, the diesel crack spread, the light/heavy crude oil differential and the WTI/WTS crude oil differential.  Other significant factors that influence our results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas prices and maintenance).  During the fourth quarter of 2009, the Company changed its inventory valuation method for crude oil, unfinished products and finished products to the last-in, first-out (LIFO) method from the first-in, first-out (FIFO) method as previously disclosed.  See “Change in Accounting Principle – Inventory” in Note 2 in the Condensed Consolidated Financial Statements” for additional information.  We typically do not use derivative instruments to offset price risk on our base level of operating inventories.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of futures trading.

Three months ended March 31, 2010 compared with the same period in 2009
(2009 as Adjusted, see Note 2 in the Condensed Consolidated Financial Statements)

Overview of Results

We had a net loss for the three months ended March 31, 2010 of $40.3 million, or $0.39 per diluted share, compared to net income of $58.0 million, or $0.56 per diluted share, earned in the same period in 2009.  Our operating loss of $58.1 million for the three months ended March 31, 2010 decreased $154.3 million from the $96.2 million of operating income for the comparable period in 2009.  The decrease in our net income from the first three months of 2009 to the first three months of 2010 was due to the decline of the diesel crack spread ($11.69 per barrel in 2009 to $7.41 per barrel in 2010) and gasoline crack spread ($7.04 per barrel in 2009 to $6.36 per barrel in 2010) during the three months ended March 31, 2010.  Additionally, significant excess crude supply in Cushing, Oklahoma in the first quarter of 2009 caused steep contango in the crude oil forward curve (current prices lower than future prices), which benefited the Company’s 2009 results.   We expect the U.S. recession, which has reduced demand for gasoline and diesel, and less attractive crude oil differentials could continue to negatively impact our 2010 results.  The light/heavy crude oil differential decreased from $6.49 per barrel for the three months ended March 31, 2009 to $4.91 per barrel for the comparable period of 2010.  The WTI/WTS crude oil differential increased from $1.69 per barrel for the three months ended March 31, 2009 to $1.77 per barrel for the comparable period of 2010.
The poor refined product market conditions during the last two years have resulted in excess refining capacity in the U.S. and worldwide.  This over-capacity is likely to continue until demand for refined products increases or capacity is reduced.  Our Cheyenne Refinery is impacted more significantly by these market conditions because of its sensitivity to crude oil differentials.  In late 2009, we began to take actions to improve the profitability at our Cheyenne Refinery compared to a historical average.  Our objective is to improve profitability at our Cheyenne Refinery by $3 to $4 per crude barrel over the next two years.  These actions include a combination of certain operating expense reductions (including maintenance, personnel, consulting, legal, environmental and water treating chemicals) and projects aimed at energy efficiency, yield improvements and enhancing the types of crude oil that can be processed at the Refinery.  In the first quarter of 2010, we continued to process a higher percent of light crude oils and reduced controllable refinery operating expenses.  We are proceeding with a liquefied petroleum gas (LPG) recovery capital project that will recover significant quantities of saleable propane and butane and other LPGs, which is also necessary to accomplish a portion of these goals.  We believe that we are on course to meet our objective; however, future profitability of the Cheyenne Refinery cannot be guaranteed and is somewhat dependent on factors outside our control, including the price of crude oil.  We are unable to project when industry conditions will improve or what steps we may take in response to these difficult refining conditions.  We will continue to evaluate the need to impair any of our assets should market conditions deteriorate further.

Specific Variances

Refined product revenues.  Refined product revenues increased $452.9 million, or 55%, from $822.2 million to $1.28 billion for the three months ended March 31, 2010 compared to the same period in 2009.  This increase resulted primarily from higher crude oil prices, and correspondingly higher refined product prices in the three months ended March 31, 2010 ($31.24 higher average price per sales barrel), despite a 4% decrease in sales volumes.
Manufactured product yields.  Yields decreased 9,702 bpd at the El Dorado Refinery and decreased 631 bpd at the Cheyenne Refinery for the three months ended March 31, 2010 compared to same period in 2009.  The decrease in the El Dorado Refinery manufactured product yields for the first quarter of 2010, when compared to 2009, was due to lower overall charges due to economic cutbacks because of the lower product spreads, as well as planned and unplanned shutdowns during the 2010 period.  In addition, we purchased fewer volumes of natural gasoline in the first quarter of 2010 than in the comparable period of 2009 because prices in 2010 did not support the blending economics.
Other revenues.  Other revenues decreased $27.0 million to a loss of $2.9 million for the three months ended March 31, 2010, compared to a gain of $24.1 million for the same period in 2009, the primary source of this decrease being $2.8 million in net realized and unrealized losses from derivative contracts to hedge in-transit crude oil and excess inventories in the three months ended March 31, 2010, compared to $22.2 million of gains in the three months ended March 31, 2009.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.  We had gasoline sulfur credit sales of $627,000 during the three months ended March 31, 2009 compared to none in the comparable 2010 period, and $948,000 of ethanol Renewable Identification Number (“RIN”) sales in 2009 versus none in the comparable period of 2010.
Raw material, freight and other costs.  Raw material, freight and other costs increased by $580.1 million, from $643.6 million in the three months ended March 31, 2009 to $1.22 billion in the same period for 2010.  The increase in raw material, freight and other costs was due to higher average crude oil prices, a lower light/heavy crude oil differential and increased purchased products, partially offset by decreased overall crude oil charges and a higher WTI/WTS crude oil differential during the three months ended March 31, 2010 when compared to the same period in 2009.
The Cheyenne Refinery raw material, freight and other costs of $80.82 per sales barrel for the three months ended March 31, 2010 increased from $42.00 per sales barrel in the same period in 2009 due to higher average crude oil prices and increased purchased products, partially offset by lower crude oil charges and a slightly higher light/heavy crude oil differential.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $6.46 per barrel in the three months ended March 31, 2010 compared to $5.84 per barrel in the same period in 2009.
The El Dorado Refinery raw material, freight and other costs of $78.14 per sales barrel for the three months ended March 31, 2010 increased from $39.07 per sales barrel in the same period in 2009 primarily due to higher average crude oil prices and a lower light/heavy crude oil differential, partially offset by lower crude oil charges and a slightly higher WTI/WTS crude oil differential.  The WTI/WTS crude oil differential increased from an average of $1.69 per barrel in the three month period ended March 31, 2009 to $1.77 per barrel in the same period in 2010.  The light/heavy crude oil differential decreased from an average of $7.54 per barrel in the three month period ended March 31, 2009 to $3.95 per barrel in the same period in 2010.
Refinery operating expenses.  Refinery operating expenses, excluding depreciation, were $75.0 million in the three months ended March 31, 2010 compared to $75.9 million in the comparable period of 2009.
The Cheyenne Refinery operating expenses, excluding depreciation, were $25.7 million for the three months ended March 31, 2010 compared to $28.2 million in the comparable period of 2009.  The primary areas of decreased costs were: reduced maintenance costs ($2.6 million due to planned and unplanned repairs and outages incurred in 2009 and certain improved efficiencies in 2010), decreased turnaround amortization ($1.0 million due to deferring turnarounds), decreased additives and chemicals costs ($938,000), and decreased environmental expenses ($222,000), partially offset by increased natural gas costs ($1.6 million due to higher prices and $1.4 million due to higher volumes).
The El Dorado Refinery operating expenses, excluding depreciation, were $49.2 million for the three months ended March 31, 2010, increasing from $47.7 million in the same three month period of 2009.  Primary areas of increased costs and variance amounts for the 2010 period compared to the 2009 period were: natural gas costs ($1.5 million due to significantly higher prices and $2.0 million due to more volumes), and an increase in turnaround amortization ($1.1 million), partially offset by lower additives and chemicals costs ($1.3 million), lower environmental expenses ($636,000), reduced consulting and legal expenses ($397,000),  reduced insurance costs ($377,000),  and lower property and other taxes ($354,000).
Selling and general expenses.  Selling and general expenses, excluding depreciation, decreased $1.4 million, or 12%, from $12.4 million for the three months ended March 31, 2009 to $11.0 million for the three months ended March 31, 2010, primarily due to lower stock-based compensation expense in 2010.
Depreciation, amortization and accretion.  Depreciation, amortization and accretion increased $2.4 million, or 13%, for the three months ended March 31, 2010 compared to the same period in 2009 because of increased capital investments in our Refineries, including the catalytic cracker regenerator emission control project and reliability projects and a portion of the gasoil hydrotreater revamp, all of which were incurred by our El Dorado Refinery and placed into service in the fourth quarter of 2009.
Interest expense and other financing costs.  Interest expense and other financing costs of $7.2 million for the three months ended March 31, 2010 decreased $185,000 from $7.4 million in the comparable period in 2009.  Capitalized interest for the three months ended March 31, 2010 was $525,000 compared to $961,000 for the same period in 2009.  Average debt outstanding was $350.0 million for both the three months ended March 31, 2010 and 2009 (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income increased $11,000, or 2%, from $516,000 in the three months ended March 31, 2009, to $527,000 in the three months ended March 31, 2010.
Provision for income taxes.  The benefit for income taxes for the three months ended March 31, 2010 was $24.5 million on a pretax loss of $64.8 million (or 37.9%).  Our provision for income taxes for the three months ended March 31, 2009 was $31.3 million on pretax income of $89.3 million (or 35.1%).  The effective tax rate for the three months ended March 31, 2009 benefitted from an anticipated Section 199 manufacturers deduction.

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities.  Net cash provided by operating activities was $52.2 million for the three months ended March 31, 2010 compared to net cash provided by operating activities of $188.2 million during the three months ended March 31, 2009.  Significantly lower operating income contributed to lower cash flows from operations during the 2010 period.  Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Working capital changes provided a total of $85.7 million of cash during the first three months of 2010 compared to providing $99.0 million for the same period in 2009.  The $85.7 million working capital change for the 2010 period primarily resulted from $93.5 million of increased payables (primarily crude payables), and decreased receivables of $20.6 million, offset by decreased current accrued liabilities of $17.7 million and increased inventory of $12.8 million.  In the first three months of 2009, the working capital change of $99.0 million primarily resulted from a $54.5 million decrease in receivables, an $18.0 million increase in current accrued liabilities, a $16.3 million increase in payables and an $8.4 million increase in other current assets, offset by $12.8 million of increased inventory.  During the three months ended March 31, 2010, we received federal and state income tax refunds of $43.9 million.  At March 31, 2010, we had $446.7 million of cash and cash equivalents, $434.4 million of working capital, no cash borrowings under our revolving credit facility, and $260.3 million of borrowing base availability for cash borrowings under our $500.0 million revolving credit facility.
Cash flows used in investing activities.  Capital expenditures during the first three months of 2010 were $22.5 million, which included approximately $12.3 million for the El Dorado Refinery and $9.9 million for the Cheyenne Refinery. The $12.3 million of capital expenditures for our El Dorado Refinery included $3.4 million on the gasoil hydrotreater revamp, $1.9 million on the catalytic cracker regenerator emission control project as well as operational, payout, safety, administrative, environmental and optimization projects.  The $9.9 million of capital expenditures for our Cheyenne Refinery included $3.7 million for the cat gas hydrotreater project, as well as environmental, operational, safety, administrative and payout projects.
Cash flows from financing activities.  During the three months ended March 31, 2010, treasury stock increased by 142,872 shares ($1.9 million) from stock surrendered by employees to pay withholding taxes on stock-based compensation which vested during the first three months of 2010.  We also paid $6.4 million in dividends during the three months ended March 31, 2010.
As of March 31, 2010, we had $347.6 million of long-term debt outstanding and no borrowings under our revolving credit facility. We also had $239.7 million of letters of credit outstanding under our revolving credit facility.  We were in compliance with the financial covenants of our revolving credit facility as of March 31, 2010.  Shareholders’ equity as of March 31, 2010 was $904.6 million.
Our Board of Directors declared a cash dividend of $0.06 per share of common stock in November 2009, which was paid in January 2010.  As of March 31, 2010, the Company had no availability for declaring dividends under the 6.625% and 8.5% Senior Notes covenants.

FUTURE CAPITAL EXPENDITURES

Significant future capital projects.  The gasoil hydrotreater revamp at the El Dorado Refinery is the key project to achieve gasoline sulfur compliance for our El Dorado Refinery and has a total estimated cost of $94.0 million ($78.5 million incurred as of March 31, 2010) (see “Environmental” in Note 15 in the “Notes to Consolidated Financial Statements”).  The project will also result in a significant yield improvement for the catalytic cracking unit, and the first phase was completed in the fourth quarter of 2009 with the second phase anticipated to be completed in the fall of 2010.  As of March 31, 2010, outstanding non-cancelable purchase commitments for the gasoil hydrotreater revamp were $2.6 million.  At the Cheyenne Refinery, the cat gas hydrotreater project has been deferred.  The estimated total cost of the project is $40.0 million of which approximately half will be spent by the end of 2011 ($16.1 million incurred as of March 31, 2010), with the remaining amount temporarily postponed.   We plan to initially comply with the low sulfur gasoline requirements at the Cheyenne Refinery with alternative methods and in the long-term with the completion of the cat gas hydrotreater project (see Note 15 in the “Notes to Condensed Consolidated Financial Statements”).  As of March 31, 2010, outstanding non-cancelable purchase commitments for the cat gasoline hydrotreater project were $1.4 million.  In addition at the Cheyenne Refinery, we are working on a liquefied petroleum gas (LPG) recovery project that will recover significant quantities of saleable propane and butane and other LPGs for alkylation unit feed from the refinery fuel gas system.  The total estimated cost of this project is $40.0 million ($1.9 million incurred as of March 31, 2010), and at March 31, 2010, there were no material outstanding non-cancellable purchase commitments related to this project.   This project is estimated to be completed by mid-2011.  The above amounts include estimated capitalized interest.
2010 cash capital expenditures.  Cash capital expenditures during 2010 aggregating approximately $112.0 million are currently planned, and include $59.0 million at our Cheyenne Refinery, $51.0 million at our El Dorado Refinery, $1.5 million for our pipeline and product terminals and blending facility and $620,000 at our Denver and Houston offices.  The $59.0 million of planned capital expenditures for our Cheyenne Refinery includes $28.0 million for the LPG recovery project and $10.0 million for the cat gasoline hydrotreater project, both mentioned above, as well as environmental, operational, safety, payout and administrative projects.  The $51.0 million of planned capital expenditures for our El Dorado Refinery includes $23.0 million for the gasoil hydrotreater revamp project, as mentioned above, as well as environmental, operational, safety, payout and administrative projects.  We expect that our 2010 capital expenditures will be funded with cash generated by our operations and/or by using a portion of our existing cash balance or additional borrowings, if necessary.  We will continue to review our capital expenditures in light of market conditions.  We may experience cost overruns and/or schedule delays or adjust the scope on any of these projects.

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the three months ended March 31, 2010 and 2009.  The statistical information includes the following terms:
●	NYMEX WTI - the benchmark West Texas Intermediate crude oil priced on the New York Mercantile Exchange.
●	Charges - the quantity of crude oil and other feedstock processed through Refinery units on a bpd basis.
●	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
●	Gasoline and diesel crack spreads - the average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average NYMEX WTI crude oil price.
●	Cheyenne light/heavy crude oil differential - the average differential between the NYMEX WTI crude oil price and the heavy crude oil delivered to the Cheyenne Refinery.
●	WTI/WTS crude oil differential - the average differential between the NYMEX WTI crude oil price and the West Texas sour crude oil priced at Midland, Texas.
●	El Dorado Refinery light/heavy crude oil differential - the average differential between the NYMEX WTI crude oil price and heavy crude oil delivered to the El Dorado Refinery.

Consolidated:

	Three Months Ended March 31,
	2010	2009
Charges (bpd)
Light crude	64,136	35,029
Heavy and intermediate crude	95,378	130,066
Other feed and blendstocks	12,794	17,380
Total	172,308	182,475

Manufactured product yields (bpd)
Gasoline	82,963	82,768
Diesel and jet fuel	66,094	70,759
Asphalt	3,782	1,386
Other	16,247	24,507
Total	169,086	179,420

Total product sales (bpd)
Gasoline	89,544	92,002
Diesel and jet fuel	65,916	70,580
Asphalt	2,839	1,120
Other	14,132	15,711
Total	172,431	179,413

Refinery operating margin information (per sales barrel)
Refined products revenue	$82.16	$50.92
Raw material, freight and other costs (1)	78.86	39.86
Refinery operating expenses, excluding depreciation	4.83	4.70
Depreciation, amortization and accretion	1.32	1.12

Average NYMEX WTI (per barrel)	$78.54	$43.18
Average light/heavy differential (per barrel)	4.91	6.49
Average gasoline crack spread (per barrel)	6.36	7.04
Average diesel crack spread (per barrel)	7.41	11.69

Average sales price (per sales barrel)
Gasoline	$86.06	$52.78
Diesel and jet fuel	87.27	56.33
Asphalt	71.54	44.90
Other	35.79	16.11
(1) Prior period amounts are adjusted to reflect current year presentation on a LIFO inventory basis.

Cheyenne Refinery:
	Three Months Ended March 31,
	2010	2009
Charges (bpd)
Light crude	26,736	11,882
Heavy and intermediate crude	12,482	28,422
Other feed and blendstocks	2,202	1,997
Total	41,420	42,301

Manufactured product yields (bpd)
Gasoline	20,158	18,346
Diesel	14,778	14,678
Asphalt	3,782	1,386
Other	1,498	6,437
Total	40,216	40,847

Total product sales (bpd)
Gasoline	26,385	27,921
Diesel	14,872	14,162
Asphalt	2,839	1,120
Other	2,162	5,030
Total	46,258	48,233

Refinery operating margin information (per sales barrel)
Refined products revenue	$83.43	$50.02
Raw material, freight and other costs (1)	80.82	42.00
Refinery operating expenses, excluding depreciation	6.18	6.50
Depreciation, amortization and accretion	1.89	1.70

Average light/heavy crude oil differential (per barrel)	$6.46	$5.84
Average gasoline crack spread (per barrel)	6.06	4.42
Average diesel crack spread (per barrel)	9.76	12.87

Average sales price (per sales barrel)
Gasoline	$85.85	$52.27
Diesel	89.13	58.90
Asphalt	71.54	44.90
Other	30.27	13.65
(1) Prior period amounts are adjusted to reflect current year presentation on a LIFO inventory basis.

El Dorado Refinery:
	Three Months Ended March 31,
	2010	2009
Charges (bpd)
Light crude	37,399	23,147
Heavy and intermediate crude	82,896	101,644
Other feed and blendstocks	10,593	15,384
Total	130,888	140,175

Manufactured product yields (bpd)
Gasoline	62,805	64,421
Diesel and jet fuel	51,316	56,081
Other	14,749	18,070
Total	128,870	138,572

Total product sales (bpd)
Gasoline	63,159	64,081
Diesel and jet fuel	51,045	56,418
Other	11,969	10,681
Total	126,173	131,180

Refinery operating margin information (per sales barrel)
Refined products revenue	$81.70	$51.25
Raw material, freight and other costs (1)	78.14	39.07
Refinery operating expenses, excluding depreciation	4.34	4.04
Depreciation, amortization and accretion	1.10	0.91

Average WTI/WTS crude oil differential (per barrel)	$1.77	$1.69
Average light/heavy crude oil differential (per barrel)	3.95	7.54
Average gasoline crack spread (per barrel)	6.50	8.18
Average diesel crack spread (per barrel)	6.72	11.39

Average sales price (per sales barrel)
Gasoline	$86.15	$53.01
Diesel and jet fuel	86.72	55.68
Other	36.78	17.28
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

Commodity Price Risks.  At times, we enter into commodity derivative contracts to manage our price exposure to our inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process or to fix margins on future production.  The commodity derivative contracts used by us may take the form of futures contracts, collars or price swaps.  We believe that there is minimal credit risk with respect to our counterparties.  We account for our commodity derivative contracts that do not qualify for hedge accounting, utilizing mark-to-market accounting, with gains or losses on transactions being reflected in “Other revenues” on the Condensed Consolidated Statements of Operations and Comprehensive Income for each period.  When the derivative contracts are designated as fair value hedges for accounting purposes, the gains or losses are recognized in the related inventory in “Inventory of crude oil, products and other” on the Condensed Consolidated Balance Sheets and ultimately, when the inventory is charged or sold, in “Raw material, freight and other costs” on the Condensed Consolidated Statements of Operations and Comprehensive Income.  See Note 14 “Price and Interest Risk Management Activities” in the “Notes to Condensed Consolidated Financial Statements.”
Our outstanding derivatives sale contracts and net unrealized losses as of March 31, 2010 are summarized below:

Commodity	Period	Volume (thousands of bbls)	Expected Close Out Date	Unrealized Net Loss (in thousands)
Crude Oil	May 2010	1,275	April 2010	$(3,697)
Crude Oil	June 2010	619	May 2010	(1,414)

Interest Rate Risk.  Borrowings under our revolving credit facility bear a current market rate of interest.  A one percent increase or decrease in the interest rates on our revolving credit facility would not significantly affect our earnings or cash flows.  Our $150.0 million principal of 6.625% Senior Notes due 2011 and $200.0 million of 8.5% Senior Notes due 2016 that were outstanding at March 31, 2010 have fixed interest rates.  However, in the fourth quarter of 2009, based on  advantageous market conditions, the Company entered into fixed to floating interest rate swaps of $150.0 million to reduce exposure related to our 6.625% Senior Notes.  These interest rate swaps expose that portion of our long-term debt to cash flow risk from interest rate changes.  Our long-term debt is also exposed to fair value risk; see below table for fair values at the balance sheet dates.  The following table provides information about our financial instruments that are sensitive to changes in short-term interest rates, including interest rate swaps and debt obligations.  For our debt obligations, this table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For our interest rate swaps, this table presents notional amounts and weighted average interest rates by maturity dates.  Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting dates.  The fair value of our debt obligations was estimated based on quotations obtained from broker-dealers who make markets in these and similar securities. A mark-to-market valuation that took into consideration anticipated cash flows from the transactions using market prices and other economic data and assumptions were used to value our interest rate swaps.

	As of March 31, 2010
	Expected maturity dates							Fair value
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Long-term debt:
Fixed rate	$-	$150,000	$-	$-	$-	$200,000	$350,000	$356,125
Average interest rate	-	6.625%	-	-	-	8.500%	7.696%

Interest rate swaps:
Fixed to variable	$-	$150,000	$-	$-	$-	$-	$150,000	$853
Average pay rate	-	6.246%	-	-	-	-	6.246%
Average receive rate	-	6.625%	-	-	-	-	6.625%

	As of December 31, 2009
	Expected maturity dates							Fair value
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Long-term debt:
Fixed rate	$-	$150,000	$-	$-	$-	$200,000	$350,000	$357,750
Average interest rate	-	6.625%	-	-	-	8.500%	7.696%

Interest rate swaps:
Fixed to variable	$-	$150,000	$-	$-	$-	$-	$150,000	$2
Average pay rate	-	6.624%	-	-	-	-	6.624%
Average receive rate	-	6.625%	-	-	-	-	6.625%

ITEM 4.                CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports filed by us under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, the  effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act.  Based on that evaluation, our Chairman, President and Chief Executive Officer and our Executive Vice President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings – See Notes 15 and 16 in the Notes to Condensed Consolidated Financial Statements.
ITEM 1A.
Risk Factors –

Our inventory risk management activities relating to hedging may generate substantial gains and losses.
In order to manage our price risk exposure on certain of our inventories, we from time to time enter into derivative contracts to make forward sales or purchases of crude oil and refined products.  We may also use options or swaps to accomplish similar objectives.  Our inventory risk management strategy is to hedge price risk on inventory positions in excess of our base level of operating inventories in order to minimize the impact of crude oil price fluctuations on our cash flows.  This strategy generally produces losses when hedged crude oil or refined products increase in value and gains when hedged crude oil or refined products decrease in value.  Consequently, our inventory hedging results may fluctuate significantly from one reporting period to the next depending on commodity price fluctuations.  For example, during the three months ended March 31, 2010, we incurred pre-tax hedging losses of $2.8 million, compared to $22.2 million in pre-tax hedging gains in the comparable period of 2009, recorded in “Other revenues” in the Condensed Consolidated Statements of Operations and Comprehensive Income.  See “Quantitative and Qualitative Disclosures about Market Risk in Part I, Item 3.

ITEM 6.
Exhibits –
10.1 – Consent of Frontier Oil and Refining Company to the Eighth Amendment to the Revolving Credit Agreement (Uncommitted) dated as of February 25, 2010, among Utexam Limited, as borrower, BNP Paribas, as administrative agent and the lenders party thereto.

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

Date: May 6, 2010