Form 10-Q/A
period 2010-06-30
FRONTIER OIL CORP /NEW/
filed 2010-08-06
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

TABLE OF CONTENTS

EXPANATORY NOTE
ITEM 6. EXHIBITS
SIGNATURES
EX – 101 The following materials from Frontier Oil Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six and three months ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as a block of text

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2010, as filed with the Securities and Exchange Commission on August 5, 2010, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulations S-T.  Exhibit 101 to this report provides the following items from our Form 10-Q formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six and three months ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as a block of text.
Users of this data are advised that pursuant to Rule 406T of Regulations S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of section 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.  No other changes have been made to the Form 10-Q other than those described above.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q.

ITEM 6.
Exhibits –
31.1+ – Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+ – Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+ – Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+ – Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101 – The following materials from Frontier Oil Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the six and three months ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as a block of text*.

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
**  Furnished with this Form 10-Q/A.
+ Previously filed with the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on August 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FRONTIER OIL CORPORATION

By:	/s/ Nancy J. Zupan
Nancy J. Zupan
Vice President and Chief Accounting Officer (principal accounting officer)

Date: August 6, 2010