Form 10-Q
period 2010-09-30
FRONTIER OIL CORP /NEW/
filed 2010-11-04
CIK 110430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐   No  ☑

Registrant’s number of common shares outstanding as of November 1, 2010:  105,720,064

FRONTIER OIL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2010	2009 As Adjusted (Note 2)	2010	2009 As Adjusted (Note 2)

Revenues:
Refined products	$4,215,546	$3,147,210	$1,419,997	$1,196,899
Other	21,950	1,464	(3,525)	3,683
Total revenues	4,237,496	3,148,674	1,416,472	1,200,582

Costs and expenses:
Raw material, freight and other costs	3,844,828	2,814,341	1,283,773	1,089,612
Refinery operating expenses, excluding depreciation	221,901	232,175	82,878	83,701
Selling and general expenses, excluding depreciation	35,390	38,937	13,194	13,650
Depreciation, amortization and accretion	61,156	54,226	20,309	18,099
Gain on sales of assets	(1)	-	-	-
Total costs and expenses	4,163,274	3,139,679	1,400,154	1,205,062

Operating income (loss)	74,222	8,995	16,318	(4,480)

Interest expense and other financing costs	24,306	21,046	9,025	6,709
Interest and investment income	(1,791)	(1,948)	(696)	(661)
Income (loss) before income taxes	51,707	(10,103)	7,989	(10,528)
Provision (benefit) for income taxes	17,549	(1,397)	(319)	(1,744)
Net income (loss)	$34,158	$(8,706)	$8,308	$(8,784)

Comprehensive income (loss)	$33,762	$(8,827)	$8,177	$(8,780)

Basic earnings (loss) per share of common stock	$0.33	$(0.08)	$0.08	$(0.08)

Diluted earnings (loss) per share of common stock	$0.32	$(0.08)	$0.08	$(0.08)

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share data)

September 30, 2010 and December 31, 2009	2010	2009

ASSETS
Current assets:
Cash, including cash equivalents of $413,048 and $424,323 at 2010 and 2009, respectively	$413,651	$425,280
Trade receivables, net of allowance of $1,000 at 2010 and 2009	170,280	95,261
Income taxes receivable	109,941	174,627
Other receivables, net	5,724	7,842
Inventory of crude oil, products and other	379,660	293,476
Deferred income tax assets - current	12,379	26,373
Other current assets	12,266	14,507
Total current assets	1,103,901	1,037,366

Property, plant and equipment, net	1,014,550	1,021,409
Deferred turnaround and catalyst costs, net	54,694	68,491
Deferred financing costs, net of accumulated amortization of $5,009 and $3,893 at 2010 and 2009, respectively	3,594	4,711
Intangible assets, net of accumulated amortization of $705 and $614 at 2010 and 2009, respectively	1,124	1,216
Deferred state income tax assets - noncurrent	10,717	10,767
Other assets	3,754	3,935
Total assets	$2,192,334	$2,147,895

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$513,124	$474,377
Accrued liabilities and other	44,043	64,799
Total current liabilities	557,167	539,176

Long-term debt	347,699	347,485
Contingent income tax liabilities	30,558	29,348
Post-retirement employee liabilities	34,829	33,138
Long-term capital lease obligation	3,056	3,394
Other long-term liabilities	13,670	20,560
Deferred federal income tax liabilities	221,134	230,818

Commitments and contingencies

Shareholders' equity:
Preferred stock, $100 par value, 500,000 shares authorized, no shares issued	-	-
Common stock, no par value, 180,000,000 shares authorized, 131,850,356 shares issued at both period ends	57,736	57,736
Paid-in capital	260,186	252,513
Retained earnings	1,064,369	1,030,203
Accumulated other comprehensive loss	(1,630)	(1,234)
Treasury stock, at cost, 26,130,292 and 27,165,400 shares at 2010 and 2009, respectively	(396,440)	(395,242)
Total shareholders' equity	984,221	943,976
Total liabilities and shareholders' equity	$2,192,334	$2,147,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

FRONTIER OIL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	For the nine months ended September 30,
	2010	2009 As Adjusted (Note 2)

Cash flows from operating activities:
Net income (loss)	$34,158	$(8,706)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation, amortization and accretion, including amortization of deferred turnaround costs	75,265	69,194
Deferred income tax provision	4,346	14,335
Stock-based compensation expense	12,290	15,193
Excess income tax benefits of stock-based compensation	(152)	(227)
Amortization of debt issuance costs	1,116	1,117
Senior Notes discount amortization	214	196
Allowance for investment loss and bad debts	(184)	500
Gain on sales of assets	(1)	-
(Decrease) increase in other long-term liabilities	(4,952)	10,734
Changes in deferred turnaround costs, deferred catalyst costs and other	(131)	(8,133)
Changes in working capital from operations	(61,940)	52,863
Net cash provided by operating activities	60,029	147,066

Cash flows from investing activities:
Additions to property, plant and equipment	(61,291)	(121,574)
Proceeds from sales of assets	1	-
Net cash used in investing activities	(61,290)	(121,574)

Cash flows from financing activities:
Purchase of treasury stock	(3,582)	(2,654)
Proceeds from issuance of common stock	-	70
Dividends paid	(6,628)	(19,071)
Excess income tax benefits of stock-based compensation	152	227
Other	(310)	(282)
Net cash used in financing activities	(10,368)	(21,710)
(Decrease) increase in cash and cash equivalents	(11,629)	3,782
Cash and cash equivalents, beginning of period	425,280	483,532
Cash and cash equivalents, end of period	$413,651	$487,314

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest, excluding capitalized interest	$21,354	$17,227
Cash paid during the period for income taxes	15,054	36,150
Cash refunds of income taxes	63,619	51,593
Noncash investing activities - accrued capital expenditures, end of period	9,747	21,917

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009

Basic	104,196,169	103,536,988	104,452,369	103,746,632
Diluted	105,574,674	103,536,988	106,173,087	103,746,632

For the nine and three months ended September 30, 2010 and 2009, 434,793 outstanding stock options that could potentially dilute EPS in future years were not included in the computation of diluted EPS as they were anti-dilutive. Correspondingly, during the nine and three months ended September 30, 2009, there were 1.2 million and 1.6 million, respectively, outstanding restricted stock and stock unit awards not included in the computation of diluted EPS due to the Company’s net loss in both periods.
The Company’s Board of Directors declared a quarterly cash dividend of $0.06 per share of common stock in November 2009, which was paid in January 2010.  As of September 30, 2010, the Company had $133.7 million and $309.4 million available to pay dividends under the restricted payments basket of its 6.625% Senior Notes and 8.5% Senior Notes, respectively (collectively, the “Senior Notes”) covenants; however, the Company is currently unable to pay dividends because of the inability to satisfy the incurrence of additional indebtedness test in the covenants of the Senior Notes.

Foreign currency transactions
The Company has receivables and payables denominated in Canadian dollars from certain crude oil purchases and related taxes on such purchases.  These amounts are accounted for in accordance with GAAP on the Condensed Consolidated Balance Sheet by translating the balances at the applicable exchange rates until they are settled.  The corresponding gain or loss is recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  For the nine and three months ended September 30, 2010, the Company recognized a loss in “Other Revenues” of $66,000 and $203,000, respectively, due to the translation of its foreign denominated assets and liabilities.  For the nine and three months ended September 30, 2009, the Company recognized a loss of $1.2 million and $313,000, respectively.

Related Party Transactions
During the first quarter of 2010, the Company made a relocation-related loan to an officer of one of its subsidiaries in the amount of $120,000 with a maximum term of one year.  The Company accounted for this balance in “Other Receivables” on the Condensed Consolidated Balance Sheets as of September 30, 2010.

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
In July 2010, the FASB issued ASU 2010-20, which amends ASC 310, “Receivables” to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  This ASU will require an entity to disclose (1) the inherent credit risk in its financing receivables, (2) how the credit risk is analyzed and assessed in calculating the allowance for credit losses and (3) the changes and reasons for those changes in the allowance for credit losses.    The scope of this ASU applies to all of the Company’s financing receivables, excluding its short-term trade accounts receivables.  This ASU is effective for interim and annual reporting periods ending on or after December 31, 2010.  The Company does not expect a material impact in its 2010 annual report from the adoption of this ASU.

2.      Change in Accounting Principle – Inventory

During the fourth quarter of 2009, the Company changed its inventory valuation method for crude oil, unfinished products and finished products to the last-in, first-out (LIFO) method from the first-in, first-out (FIFO) method.  All of the Company’s other inventories will continue to be valued at the lower of average cost or market.  The Company believes the change to the LIFO method is preferable because it will improve matching of current costs with revenues and improve comparability with its industry peers.  The Company has retrospectively adjusted the previously reported condensed consolidated financial statements for the change for the comparative periods ended September 30, 2009.  The following condensed consolidated financial statement line items for the nine and three months ended September 30, 2009 were affected by the change in accounting principle.

	Nine months ended			Three months ended
	September 30, 2009			September 30, 2009
	As Originally Reported	As Adjusted	Change	As Originally Reported	As Adjusted	Change
	(in thousands - except per share data)

Condensed Consolidated Statements of Operations and Comprehensive Income:
Raw material, freight and other costs	$2,631,548	$2,814,341	$182,793	$1,097,559	$1,089,612	$(7,947)
Operating income (loss)	191,788	8,995	(182,793)	(12,427)	(4,480)	7,947

Income (loss) before income taxes	172,690	(10,103)	(182,793)	(18,475)	(10,528)	7,947
Provision (benefit) for income taxes	64,517	(1,397)	(65,914)	(3,348)	(1,744)	1,604
Net income (loss)	$108,173	$(8,706)	$(116,879)	$(15,127)	$(8,784)	$6,343

Comprehensive income (loss)	$108,052	$(8,827)	$(116,879)	$(15,123)	$(8,780)	$6,343

Basic earnings (loss) per share	$1.04	$(0.08)	$(1.12)	$(0.15)	$(0.08)	$0.07
Diluted earnings (loss) per share	$1.03	$(0.08)	$(1.11)	$(0.15)	$(0.08)	$0.07

Condensed Consolidated Statements of Cash Flows:				`
Net income (loss)	$108,173	$(8,706)	$(116,879)
Adjustments to reconcile net income to net cash from operating activities:
Deferred income tax provision	12,097	14,335	2,238
Changes in components of working capital from operations	(61,778)	52,863	114,641
Net cash provided by operating activities	$147,066	$147,066	$-

3.      Other Receivables

	September 30,	December 31,
	2010	2009
	(in thousands)

Investment fund receivable, net of allowance	$-	$2,143
Realized futures trading receivable	252	2,341
Interest rate swaps net interest receivable	668	310
Other	4,804	3,048
	$5,724	$7,842

The Company had a $32.7 million investment in a money market fund called the Reserve Primary Fund (“Fund”) that was deemed illiquid in September 2008.  The Fund is currently overseen by the SEC, which is determining the amount and timing of liquidation.  Prior to the freeze on the Fund’s assets, the Company requested its funds in their entirety and reclassed the $32.7 million investment out of “Cash and cash equivalents” to “Other receivables” on the Condensed Consolidated Balance Sheet.  At December 31, 2009, it was estimated that approximately 1.5% of the Company’s original investment was at-risk for recoverability, primarily due to the bankruptcy of Lehman Brothers, as the Fund had an investment in Lehman Brothers Holdings, Inc. commercial paper.  Therefore, an allowance of $499,000 was recorded as of December 31, 2009.  In addition, the Company received partial distributions through December 31, 2009 from the Fund totaling $30.1 million, resulting in a net investment fund receivable of $2.1 million.  During the nine and three months ended September 30, 2010, the Company received additional distributions totaling $2.3 million and $132,000, thus increasing total distributions to $32.4 million.  As the total distributions exceeded the net investment, during the nine and three months ended September 30, 2010, the Company reduced the previously recorded loss allowance on this investment by $184,000 and $132,000, which increased “Interest and Investment Income” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  While still awaiting final notice regarding proceeds from the Fund, the Company does not anticipate further distributions; thus, the Company has no remaining net investment fund receivable as of September 30, 2010.  If there are any additional distributions received by the Company, they will be recorded in subsequent periods as income.

4.      Inventories

During the fourth quarter of 2009, the Company changed its inventory valuation method to the LIFO method from the FIFO method as previously disclosed.  See Note 2 “Change in Accounting Principle – Inventory” for additional information. Inventories of crude oil, unfinished products and all finished products are now recorded at the lower of cost on a LIFO basis or market, which is determined using current estimated selling prices.  Crude oil includes both domestic and foreign crude oil volumes at its cost and associated freight and other costs.  Unfinished products (work in process) include any crude oil that has entered into the refining process, and other feedstocks that are not finished as far as refining operations are concerned.  These include unfinished gasoline and diesel, blendstocks and other feedstocks.  Finished product inventory includes saleable gasoline, diesel, jet fuel, chemicals, asphalt and other finished products.  Unfinished and finished products inventory values have components of raw material, the associated raw material freight and other costs, and direct refinery operating expense allocated when refining begins relative to their proportionate market values.  Refined product exchange transactions are considered asset exchanges with deliveries offset against receipts.  The net exchange balance is included in inventory.  Inventories of process chemicals and repairs and maintenance supplies and other are recorded at the lower of average cost or market.  Crude oil inventories, unfinished product inventories and finished product inventories are used to secure financing for operations under the Company’s revolving credit facility.  The components of inventory as of September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)

Crude oil	$331,192	$343,154
Unfinished products	140,206	101,436
Finished products	123,169	94,239
LIFO reserve - adjustment to inventories	(242,451)	(272,634)
	352,116	266,195
Process chemicals	857	1,162
Repairs and maintenance supplies and other	26,687	26,119
	$379,660	$293,476

5.      Other Current Assets

	September 30,	December 31,
	2010	2009
	(in thousands)

Margin deposits	$6,918	$10,898
Derivative assets	1,270	124
Prepaid insurance	746	1,705
Other	3,332	1,780
	$12,266	$14,507

6.      Property, Plant and Equipment

	September 30,	December 31,
	2010	2009
	(in thousands)

Refineries, pipelines and terminal equipment	$1,439,400	$1,389,351
Buildings	44,036	41,616
Land and land improvements	15,575	15,320
Furniture, fixtures and other equipment	17,675	17,284
Property, plant and equipment, at cost	1,516,686	1,463,571
Accumulated depreciation	(502,136)	(442,162)
Property, plant and equipment, net	$1,014,550	$1,021,409

7.      Accrued Liabilities and Other

	September 30,	December 31,
	2010	2009
	(in thousands)

Accrued compensation	$14,911	$26,093
Accrued environmental costs	2,521	7,599
Accrued dividends	344	6,979
Accrued property taxes	9,495	5,573
Accrued interest	5,760	7,638
Accrued income taxes	-	293
Derivative liabilities	6,706	6,551
Other	4,306	4,073
	$44,043	$64,799

8.      Long-term Debt

	September 30,	December 31,
	2010	2009
	(in thousands)

6.625% Senior Notes (Due October 1, 2011)	$150,000	$150,000

8.5% Senior Notes (Due September 15, 2016)	200,000	200,000
Less discount	(2,301)	(2,515)
8.5% Senior Notes, net	197,699	197,485

	$347,699	$347,485

9.      Other Long-term Liabilities

	September 30,	December 31,
	2010	2009
	(in thousands)

Environmental liabilities	$5,326	$12,237
Asset retirement obligations	4,693	4,474
Other	3,651	3,849
	$13,670	$20,560

10.      Income Taxes

The Company is currently under a U.S. Federal income tax examination for 2008.  Field work for U.S. Federal income tax examinations on the Company for 2007, 2006 and 2005 has been completed but certain issues have not yet been resolved. The Company was unsuccessful during the IRS appeals process for 2006 and 2005 proposed adjustments.  As such, the Company has received a Notice of Deficiency from the Internal Revenue Service for approximately $13.9 million of additional 2005 taxes and approximately $4.2 million of additional 2006 taxes both related to the deductibility for income tax purposes of certain stock-based compensation for executives.  The Company filed a petition for a redetermination of this deficiency with the U.S. Tax Court on September 22, 2010.  The Company has also received a notice of proposed adjustment from the Internal Revenue Service regarding approximately $711,000 of additional 2007 taxes also related to the deductibility for income tax purposes of certain stock-based compensation for executives.  The Company has submitted a protest of this 2007 amount and is in the appeals process.  The Company had recorded income tax contingencies in prior years for these items which are included in “Contingent income tax liabilities” as of September 30, 2010 and December 31, 2009, on the Condensed Consolidated Balance Sheets in the event it is unsuccessful in its tax court petition and/or appeal.  The Company continues to accrue interest on any unpaid amounts related to these deficiencies and proposed adjustments.
The Company recognizes liabilities, interest and penalties for potential tax issues based on its estimate of whether, and the extent to which, additional taxes may be due as determined under ASC 740 “Income Taxes.”  A reconciliation of the beginning and ending amount of unrecognized tax benefits, excluding accrued interest and the federal income tax benefit of state contingencies is as follows:

	Nine months Ended September 30,		Three months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Balance beginning of period	$23,854	$24,278	$23,788	$24,278
Additions based on tax positions related to the current year	-	-	-	-
Additions for tax positions of prior years	81	-	-	-
Reductions for tax positions of prior years	-	(424)	-	-
Settlements	-	-	-	-
Reductions due to lapse of applicable statutes of limitations	(66)	-	-	-
Balance end of period	$23,869	$23,854	$23,788	$24,278

The total contingent income tax liabilities and accrued interest of $30.6 million and $29.3 million at September 30, 2010 and December 31, 2009, respectively, are reflected in the Condensed Consolidated Balance Sheets under “Contingent income tax liabilities.”  The Company recognized net interest expense on contingent income tax liabilities of $1.2 million and $1.3 million during the nine months ended September 30, 2010 and 2009, and $438,000 and $430,000 during the three months ended September 30, 2010 and 2009, respectively.
In October 2010, subsequent to the balance sheet date, the Company received a federal income tax refund of $73.5 million, reflected in “Income taxes receivable” on the Condensed Consolidated Balance Sheet at September 30, 2010.

11.      Treasury Stock

The Company accounts for its treasury stock under the cost method on a FIFO basis.  Through December 31, 2009, the Company’s Board of Directors had approved a total of $400.0 million for share repurchases, of which $299.8 million had been utilized (none in 2010), leaving remaining authorization of $100.2 million for future repurchases of shares; however, the Company currently is unable to repurchase shares because of the inability to satisfy the incurrence of additional indebtedness test in the covenants of the Senior Notes.  A rollforward of treasury stock for the nine months ended September 30, 2010 is as follows:

	Number of shares	Amount
	(in thousands except share amounts)

Balance as of December 31, 2009	27,165,400	$395,242
Shares received to fund withholding taxes	265,541	3,582
Shares issued for stock grants and restricted stock grants, net of forfeits	(424,024)	(779)
Shares issued for conversion of stock unit awards	(876,625)	(1,605)
Balance as of September 30, 2010	26,130,292	$396,440

 12.    Stock-based Compensation

Stock-based compensation costs and income tax benefits recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine and three months ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Restricted shares and units	$8,653	$12,637	$2,359	$2,829
Stock options	-	304	-	-
Contingently issuable stock unit awards	3,637	2,252	1,318	1,611
Total stock-based compensation expense	$12,290	$15,193	$3,677	$4,440

Income tax benefit recognized in the income statement	$4,670	$5,774	$1,397	$1,688

Omnibus Incentive Compensation Plan.  The Company’s Omnibus Incentive Compensation Plan (the “Plan”) is a broad-based incentive plan that provides for granting stock options, stock appreciation rights (“SAR”), restricted stock awards, performance awards, stock units, bonus shares, dividend equivalent rights, other stock-based awards and substitute awards (“Awards”) to employees, consultants and non-employee directors of the Company.  At the annual meeting held on April 28, 2010, the shareholders of the Company approved the First Amendment to the Frontier Oil Corporation Omnibus Incentive Compensation Plan (the “Amendment”).  The Amendment increased the maximum aggregate number of shares that may be allowed with respect to Awards granted under the plan by 7,100,000 shares.  The number of shares available for Awards under the new 7,100,000 share pool will be reduced by 1.6 times the shares for each stock award granted, other than an option or SAR under the Plan, and will be reduced by 1.0 times the number of options or SARs granted.  As of September 30, 2010, there were 7,331,418 shares available to be awarded under the Plan assuming maximum payout is achieved on the contingently issuable awards made in 2008, 2009 and 2010 (see “Contingently Issuable Awards” below).  For purposes of determining compensation expense, forfeitures are estimated at the time Awards are granted based on historical average forfeiture rates and the group of individuals receiving those Awards. The Plan provides that the source of shares for Awards may be either newly issued shares or treasury shares.  For the nine and three months ended September 30, 2010, treasury shares were re-issued for stock and restricted stock awards.  The Company does not plan to repurchase additional treasury shares in 2010 strictly for issuing share Awards; however, treasury shares that are repurchased or are currently in treasury may be issued as share Awards in 2010.  The fair value of restricted stock awards is determined using the closing stock price of the Company on the date of grant.  As of September 30, 2010, there was $21.4 million of total unrecognized compensation cost related to the Plan, including costs for restricted stock and performance-based awards, which is expected to be recognized over a weighted-average period of 1.95 years.

Stock Options.  Stock option changes during the nine months ended September 30, 2010 are presented below:

	Number of awards	Weighted- Average Exercise Price	Aggregate Intrinsic Value of Options
			(in thousands)
Outstanding at beginning of period	434,793	$29.3850
Granted	-	-
Exercised	-	-
Expired or forfeited	-	-
Outstanding at end of period	434,793	$29.3850	$-

Vested	434,793	$29.3850	$-

Exercisable at end of period	434,793	$29.3850	$-

There were no stock options exercised during the nine months ended September 30, 2010.  All outstanding stock options were vested and exercisable at September 30, 2010 with weighted average remaining contractual lives of 0.58 years.

Restricted Shares and Restricted Stock Units.  The following table summarizes the changes in the Company’s restricted shares and restricted stock units during the nine months ended September 30, 2010:

	Shares/Units	Weighted- Average Grant- Date Market Value

Nonvested at beginning of period	842,067	$20.4173
Conversion of stock unit awards	625,582	12.7400
Granted	467,920	12.7356
Vested	(614,348)	19.5130
Forfeited	(5,376)	21.7598
Nonvested at end of period	1,315,845	14.4525

The total grant date fair value of restricted shares and restricted stock units which vested during the nine months ended September 30, 2010 was $12.0 million. The total intrinsic value of restricted shares and restricted stock units vested during the nine months ended September 30, 2010 was $8.4 million.  The Company recognized $3.2 million of income tax benefit related to these vestings, and reduced the Company’s available pool of excess income tax benefits by $1.4 million.  The total grant date fair value of restricted shares and restricted stock units which vested during the nine months ended September 30, 2009 was $16.4 million.  The total intrinsic value of restricted shares and restricted stock units that vested during the nine months ended September 30, 2009 was $8.1 million, and the Company realized $3.1 million of income tax benefit related to these vestings, which reduced the Company’s available pool of excess income tax benefits by $3.2 million.
A member of the Company’s Board of Directors was awarded 9,630 unrestricted shares of common stock, valued at approximately $135,000, on April 27, 2010 related to his retirement.  In March 2010, following certification by the Compensation Committee of the Company’s Board of Directors that the specified performance criteria of the Company’s net income goal and return of capital employed versus that of a defined peer group had been achieved for the year ended December 31, 2009, the Company issued 625,582 shares of restricted stock in connection with the February 2009 grant of contingently issuable stock unit awards.  The following tables summarize the vesting schedules of the 625,582 stock unit awards converted to restricted stock and 467,920 shares of restricted stock shares and units granted, net of forfeitures, during the nine months ended September 30, 2010.

		Vesting Dates and Share Amounts
Conversion Date	Converted stock unit awards	March 9, 2010(1)	June 21, 2010(1)	June 30, 2010	June 30, 2011	June 30, 2012
March 9, 2010	625,582	51,872	10,010	187,888	187,924	187,888

		Vesting Dates and Share Amounts
Grant Date	Shares/Units Granted (Net of Forfeits)	April 27, 2010(1)	December 31, 2010	March 13, 2011	March 13, 2012	March 13, 2013
January 26, 2010	57,780	9,630	48,150
February 23, 2010	409,640			102,410	102,410	204,820
September 7, 2010	500			125	125	250
Total	467,920	9,630	48,150	102,535	102,535	205,070

(1) Accelerated vesting due to termination or retirement of employees or members of the Company's Board of Directors.

Contingently Issuable Awards.  During the nine months ended September 30, 2010, the Company granted 307,230 contingently issuable stock unit awards, net of forfeitures, to be earned if certain return of capital employed versus that of a defined peer group goals are met for 2010.  Depending on achievement of the performance goal, awards earned could be between 0% and 125% of the base number of performance stock units.  If any portion of the performance goal is achieved for 2010 and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into restricted stock during the first quarter of 2011.  One-third of these restricted shares will vest on June 30, 2011, one-third on June 30, 2012 and the final one-third on June 30, 2013.  As of September 30, 2010, the Company assumed for purposes of stock-based compensation expense for these awards granted in 2010 that the maximum (125%) level award (384,044 stock units, net of forfeitures) would be earned for the return of capital employed versus that of a defined peer group.  The stock unit awards were valued at the market value on the date of grant and are being amortized to compensation expense on a straight-line basis over the nominal vesting period, adjusted for retirement-eligible employees, as required under GAAP.
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

In February 2010, following certification by the Compensation Committee of the Company’s Board of Directors that the specified share price performance criteria in connection with the 2007 grant of contingently issuable stock unit awards to be met over a three-year period ended December 31, 2009 had been achieved, the Company issued 206,348 shares of stock to certain employees of the Company.  The total grant date fair value of these performance awards was $4.0 million and the total intrinsic value of these shares at issuance was $2.6 million.  The Company recognized $1.0 million of income tax benefit related to these vestings, which reduced the Company’s available pool of excess income tax benefits by $540,000.
In May 2010, the Compensation Committee of the Company’s Board of Directors approved that certain employees met the retirement criteria of the 2008 grant of contingently issuable stock unit awards to be originally met over a three-year period ending December 31, 2010.  The Company issued 44,695 shares of stock following certification by the Compensation Committee of the Company’s Board of Directors that the specified share price performance criteria through the employee’s retirement dates had been achieved.  The total grant date fair value of these performance awards was $1.4 million and the total intrinsic value of these shares at issuance was $690,000.  The Company recognized $263,000 of income tax benefit related to these vestings, which reduced the Company’s available pool of excess income tax benefits by $252,000.
As of September 30, 2010, the Company also had outstanding (net of forfeitures) 134,827 and 233,787 contingently issuable stock unit awards issued in 2008 and 2009, respectively, to be earned should certain share price criteria be met over a three-year period ending December 31, 2010 and 2011, respectively.  Depending on achievement of the performance goals, awards earned could be between 0% and 125% of the base number of performance stock units.  If any of the performance goals are achieved and certified by the Compensation Committee, these stock unit awards (or a portion thereof) will be converted into stock.
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
The Company provides post-retirement healthcare and other benefits to certain employees of the El Dorado Refinery.  Eligible employees are employees hired by the El Dorado Refinery before certain defined dates and who satisfy certain age and service requirements.  Employees hired on or before November 16, 1999 qualify for retirement healthcare insurance until eligible for Medicare.  Employees hired on or before January 1, 1995 are also eligible for Medicare supplemental insurance. These plans were unfunded as of September 30, 2010 and December 31, 2009.  The post-retirement healthcare plan requires retirees to pay between 20% and 40% of total healthcare costs based on age and length of service.
The following tables set forth the net periodic benefit costs recognized for these benefit plans in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss):

	Nine Months Ended September 30,		Three Months Ended September 30,
Pension Benefits	2010	2009	2010	2009
	(in thousands)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss):
Service cost	$-	$-	$-	$-
Interest cost	-	196	-	65
Expected return on plan assets	-	(134)	-	(45)
Amortization of prior service cost	-	426	-	213
Amortized net actuarial loss	-	-	-	-
Net periodic benefit cost	-	488	-	233

Changes in assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	-	-	-	-
Amortization of prior service cost	-	(426)	-	(213)
Amortization of gain	-	-	-	-
Total recognized in other comprehensive income	-	(426)	-	(213)
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$-	$62	$-	$20

	Nine Months Ended September 30,		Three Months Ended September 30,
Post-retirement Healthcare and Other Benefits	2010	2009	2010	2009
	(in thousands)

Components of net periodic benefit cost and other amounts recognized in other comprehensive income (loss):
Components of net periodic benefit cost:
Service cost	$570	$535	$190	$179
Interest cost	1,553	1,417	518	472
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	(1,407)	(1,407)	(469)	(469)
Amortized net actuarial loss	784	784	261	261
Net periodic benefit cost	1,500	1,329	500	443

Changes in assets and benefit obligations recognized in other comprehensive income (loss):
Net loss	20	-	6	-
Amortization of prior service cost	1,407	1,407	469	469
Amortization of loss	(784)	(784)	(261)	(261)
Total recognized in other comprehensive income	643	623	214	208
Total recognized in net periodic benefit cost and other comprehensive income (loss)	$2,143	$1,952	$714	$651

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
The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

Description	Level 1	Level 2	Level 3	Total
Derivative assets	$-	$1,270	$-	$1,270
Derivative liabilities	4,167	2,539	-	6,706

As of September 30, 2010, the Company’s derivative contracts giving rise to the liabilities measured under Level 1 are NYMEX crude oil contracts and thus are valued using quoted market prices at the end of each period.  The majority of the derivative contracts included in Level 2 valuations are interest rate swap contracts.  A mark-to-market valuation that takes into consideration anticipated cash flows from the transactions using market prices and other economic data and assumptions are used to value the swaps.  Given the degree of varying assumptions used to value the swaps, it was deemed as having Level 2 inputs.  The remaining derivative contracts giving rise to the assets under Level 2 are foreign currency forward contracts, valued using month end exchange rates and the variation from each contracts strike price.  Due to the variety of sources available to price month end exchange rates, these contracts were deemed to also have Level 2 inputs.  The derivative liabilities included in Level 2 valuations are valued using pricing models based on NYMEX crude oil contracts.  The Company had no derivative contracts under Level 3 at September 30, 2010.  The Company’s crude call options during the quarter ended September 30, 2009 that related to crude oil purchased at the lease were measured under Level 3, meaning that the options were valued using internal contract pricing.  The following provides a reconciliation of the beginning and ending balances of the Company’s Level 3 derivative asset crude call options for the periods ended September 30, 2010 and 2009:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

Beginning derivative asset balance	$-	$-	$-	$85
Net increase in derivative assets	-	231	-	(18)
Net settlements	-	(231)	-	(67)
Transfers in (out) of Level 3	-	-	-	-
Ending derivative asset balance	$-	$-	$-	$-

The fair value of the Company’s Senior Notes was estimated based on quotations obtained from broker-dealers who make markets in these and similar securities.  At September 30, 2010 and December 31, 2009, the carrying amounts of the Company’s 6.625% Senior Notes were $150.0 million, and the estimated fair values were $150.6 million and $150.8 million, respectively.  At September 30, 2010 and December 31, 2009, the carrying amounts of the Company’s 8.5% Senior Notes were $197.7 million ($200.0 million less the unamortized discount of $2.3 million) and $197.5 million ($200.0 million less the unamortized discount of $2.5 million), and the estimated fair values were $208.0 million and $207.0 million, respectively.  For cash and cash equivalents, the carrying amounts at September 30, 2010 and December 31, 2009 of $413.7 million and $425.3 million, respectively, are reasonable estimates of fair value.

15.      Price and Interest Risk Management Activities

The Company, at times, enters into derivative contracts to manage its price exposure to its inventory positions, purchases of foreign crude oil and consumption of natural gas in the refining process, to fix margins on certain future production or to hedge interest rate risk.  The derivative contracts used by the Company may take the form of futures contracts, forward contracts, collars or price or interest rate swaps.  The Company, also at times, enters into foreign exchange contracts to manage its exposure to foreign currency fluctuations on its purchases of foreign crude oil.  The Company believes that there is minimal credit risk with respect to its counterparties.  The Company’s commodity derivative contracts and foreign exchange contracts, while economic hedges, are not accounted for as cash flow or fair value hedges and thus are accounted for under mark-to-market accounting with gains and losses recorded directly to earnings.  The Company has derivative contracts which it holds directly and also derivative contracts held indirectly in connection with its crude oil purchase and sale contract, held on Frontier’s behalf by Utexam Limited (“Utexam”), a wholly-owned subsidiary of BNP Paribas Ireland.  See Note 18, “New Crude Oil Purchase and Sale Contract”, for information on the replacement for the Utexam crude oil purchase and sale contract which occurred subsequent to quarter-end.  For additional fair value disclosures relating to the Company’s derivative contracts, see Note 14, “Fair Value Measurement.”  As of September 30, 2010, the Company had the following outstanding commodity derivative contracts:

Commodity	Number of barrels
(in thousands)
Crude oil contracts to hedge crude purchases in-transit	717
Crude oil contracts to hedge excess intermediate, finished product and crude oil inventory	1,095

As of September 30, 2010, the Company held two $75.0 million interest rate swaps totaling $150.0 million of notional amount, that effectively convert a portion of interest expense from fixed to variable rate debt.  Under these swap contracts, interest on each of the $75.0 million notional amount is computed using 30-day LIBOR plus a spread of 5.34% and 5.335%, which equaled an effective interest rate of 5.599% and 5.594%, respectively, as of September 30, 2010.  Interest is paid semiannually on the swap contracts, April 1 and October 1, until maturity.  The interest accrued by the Company on these swap contracts effectively reduced “Interest expense and other financing costs” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) by $1.0 million and $323,000 for the nine and three months ended September 30, 2010.  The Company received interest totaling $682,000 from the counterparty in April 2010 and has a receivable for accrued interest of $668,000, which is included in “Other Receivables” on the Condensed Consolidated Balance Sheet as of September 30, 2010.
The following table presents the location of the Company’s outstanding derivative contracts on the Condensed Consolidated Balance Sheet and the related fair values at the balance sheet dates.

	Asset Derivatives in Other Current Assets		Liability Derivatives in Accrued Liabilities and Other
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	Fair Value	Fair Value	Fair Value	Fair Value
	(in thousands)
Derivatives not designated as hedging instruments
Commodity contracts	$-	$-	$6,706	$6,551
Foreign exchange contracts	7	-	-	-
Interest rate swap contracts	1,263	2	-	-
Other contracts	-	122	-	-
Total derivatives	$1,270	$124	$6,706	$6,551

The following table presents the location of the gains and losses reported in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the current and previous periods presented.

		Amount of Derivatives Gain or (Loss) Recognized
		Nine Months Ended September 30,		Three Months Ended September 30,
		2010	2009	2010	2009
Derivatives not designated as hedging instruments	Location in Statement of Operations	(in thousands)

Commodity contracts	Other Revenues	$21,888	$(3,246)	$(3,417)	$4,227
Foreign exchange contracts	Other Revenues	(9)	799	84	-
Other contracts	Other Revenues	(34)	(40)	-	(289)
Interest rate swap contracts	Interest expense and other financing costs	1,261	-	(228)	-

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
The Environmental Protection Agency (“EPA”) has promulgated regulations requiring the phase-in of gasoline sulfur standards, which began January 1, 2004 and continued through 2008, with special provisions for small business refiners such as Frontier.  As allowed by subsequent regulation, Frontier elected to extend its small refinery interim gasoline sulfur standard at each of the Refineries until January 1, 2011 by complying with the highway ultra low sulfur diesel standard by June 2006.  The Company has reevaluated its initial strategy of capital investment at its Cheyenne Refinery to meet the new gasoline sulfur standard and is now planning to comply with these requirements starting January 1, 2011 for two to five years through the redemption of currently owned or internally generated gasoline sulfur credits.  For long-term compliance, the Company expects to spend approximately $40.0 million ($17.7 million incurred as of September 30, 2010) for the FCCU gasoline hydrotreater project comprised of new process unit capacity and intermediate inventory handling equipment.  In addition, new federal benzene regulations and anticipated state requirements for reduction in gasoline Reid Vapor Pressure (“RVP”) suggest that additional capital expenditures may be required for environmental compliance projects.  The Company is presently evaluating projects and the total potential cost in connection with an overall compliance strategy for the Cheyenne Refinery.  Total capital expenditures estimated as of September 30, 2010 for the El Dorado Refinery to comply with the final gasoline sulfur standard are approximately $95.0 million, including capitalized interest, and are expected to be completed in the fourth quarter of 2010 ($87.5 million incurred as of September 30, 2010).  The estimated $95.0 million of expenditures primarily relates to the El Dorado Refinery’s gasoil hydrotreater revamp project.  The gasoil hydrotreater revamp project will address most of the El Dorado Refinery’s modifications needed to achieve gasoline sulfur compliance.
The Company is a holder of gasoline sulfur credits retained from prior generation years at both the Cheyenne and the El Dorado Refineries.  During the nine months ended September 30, 2009, Frontier sold sulfur credits for total proceeds of $1.9 million (none in the comparable 2010 period), which are recorded in “Other revenues” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
In March 2009, settlement agreements associated with the EPA’s National Petroleum Refining Enforcement Initiative were finalized and are now in effect.  The Company currently estimates that, in addition to the flare gas recovery systems previously installed at each facility in anticipation of the finalization of the agreement, capital expenditures totaling approximately $45.0 million ($662,000 incurred as of September 30, 2010) at the Cheyenne Refinery and $6.0 million ($1.5 million incurred as of September 30, 2010) at the El Dorado Refinery will need to be incurred prior to 2017.  The Company may also choose to incur additional costs at the Cheyenne Refinery and at the El Dorado Refinery to comply with certain requirements of the agreement if such projects are determined to be the most cost effective compliance strategy.  Notwithstanding these settlements, many of these same expenditures are required for the Company to comply with preexisting regulatory requirements or to implement its planned facility expansions.  Consequently, the costs associated with these other projects are not included in the totals above.  In addition, the settlement agreement provides for stipulated penalties for violations, which are periodically reported by the Company.  Stipulated penalties under the decree are not automatic but must be requested by one of the agency signatories.  If a stipulated penalty is requested, the Company will separately report that matter and the amount of the proposed penalty, if applicable.
The EPA has promulgated regulations to enact the provisions of the Energy Policy Act of 2005 regarding mandated blending of renewable fuels in gasoline.  The Energy Independence and Security Act of 2007 significantly increased the amount of renewable fuels that had been required by the 2005 legislation.  The Company, as a small refiner, will be exempt until January 1, 2011 from these requirements at which time it will begin incurring additional costs in order to meet the new requirements.  The Company has renewable fuels blending facilities and purchases ethanol with Renewable Identification Numbers (RINs) credits attached.  Ethanol RINs were created to assist in tracking compliance with these EPA regulations for the blending of renewable fuels.  During the nine months ended September 30, 2010 and 2009, the Company sold RIN credits for $128,000 and $3.2 million, respectively, which were recorded in “Other revenues” on the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  While not yet enacted or promulgated, other pending legislation or regulation regarding the mandated use of alternative or renewable fuels and/or the reduction of greenhouse gas emissions from either transportation fuels or manufacturing processes is under consideration by the U.S. Congress and the U.S. EPA.  In addition, the EPA has recently determined that greenhouse gases, including carbon dioxide, present a danger to human health and the environment, which may result in future regulation of such gases.  If climate change legislation is enacted or regulations promulgated, these requirements could materially impact the operations and financial position of the Company (see “Other Future Environmental Considerations” below).
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
Cheyenne Refinery.  The Company is party to an agreement with the State of Wyoming requiring investigation and interim remediation actions at the Cheyenne Refinery’s property that may have been impacted by past operational activities.  As a result of past and ongoing investigative efforts, capital expenditures and remediation of conditions found to exist have already taken place, including the completion of surface impoundment closures, waste stabilization activities and other site remediation projects.  As of September 30, 2010 and December 31, 2009, the Company had a $4.6 million accrual included on the Condensed Consolidated Balance Sheets related to the remediation program.  The accrual at September 30, 2010 reflects the estimated present value of a $775,000 cost in 2010 and $575,000 in annual costs for 2011 through 2019, assuming a 3% inflation rate, ten more years of the ongoing groundwater remediation program, and discounted at a rate of 6.2%.  The Company estimates a total cost of $7.5 million for the cleanup of a waste water treatment pond located on land adjacent to the Cheyenne Refinery which the Company had historically leased from the landowner.  As of September 30, 2010 and December 31, 2009, the Company had remaining accruals of $300,000 and $5.7 million, respectively, for this cleanup.  Cleanup of the waste water pond pursuant to the aforementioned agreement with the State of Wyoming has been initiated and is anticipated to be completed in 2010 with various on-going monitoring for approximately two years.  Depending upon information collected during the cleanup, or by a subsequent administrative order or permit, additional remedial action and costs could be required.  Pursuant to this agreement, in the fourth quarter of 2009, the Company completed an $11.3 million capital project for the installation of a groundwater boundary control system and associated groundwater recovery wells.
In October 2009, Frontier Refining Inc. (which owns the Cheyenne Refinery) was served with a Complaint from Region 8 of the EPA alleging unlawful storage of untreated or partially treated refinery wastewater in an on-site surface impoundment and proposing a penalty of $6.8 million in addition to requirement to clean and close the impoundment at issue.  Although not admitting violation, the Company has entered into a negotiated settlement agreement with the EPA. Based on this agreement, the total estimated settlement expense is $2.6 million.  This is comprised of a $900,000 penalty (paid in June 2010) and approximately $870,000 for pond closure expenses related to injunctive relief with the remaining costs being estimated legal and other costs.  The $6.8 million accrual, originally recorded in the third quarter of 2009, was adjusted downward in the second quarter of 2010 on the Condensed Consolidated Balance Sheets to reflect the new estimate of $2.6 million, and as of September 30, 2010, the Company’s remaining accrual was $874,000.  Expected capital costs for injunctive relief related to the removal and repair of the liner will be incurred after June 1, 2011 and are currently estimated at approximately $800,000.
The Company completed in 2007 the negotiation of a settlement of a Notice of Violation (“NOV”) from the Wyoming Department of Environmental Quality alleging non-compliance with certain refinery waste management requirements.  The Company has estimated that the minimum capital cost for required corrective measures will be approximately $3.2 million and is estimated to be completed in late 2010.  In addition, the Company accrued a total of $2.2 million for additional work related to the corrective measures with remaining accruals of $618,000 and $1.2 million at September 30, 2010 and December 31, 2009, respectively.
The Company has received a draft wastewater discharge permit from the Wyoming Department of Environmental Quality (“WDEQ”) designed to renew the existing permit.  This draft includes new discharge limits for selenium and chloride in addition to a requirement for more rigorous toxicity testing of the wastewater discharge.  Costs for compliance with the new limits, which are currently drafted to become effective on January 1, 2013, are currently not estimatable.
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
Other Future Environmental Considerations.  Recent scientific studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, may be contributing to warming of the earth’s atmosphere.  In response to such studies, the U.S. Congress considered but has so far rejected legislation to reduce emissions of greenhouse gases.  In addition, more than one-third of the states already have begun implementing legal measures to reduce emissions of greenhouse gases and there are several regional initiatives.  On April 2, 2007, in Massachusetts, et al. v. EPA, the U.S. Supreme Court held that carbon dioxide may be regulated as an “air pollutant” under the federal Clean Air Act and that the EPA must consider whether it is required to regulate greenhouse gas emissions from mobile sources such as cars and trucks.  On April 17, 2009, the EPA proposed that certain greenhouse gases, including carbon dioxide, present a danger to public health or welfare.  The proposed “endangerment finding” was promulgated on December 7, 2009, opening the door to direct regulation of such greenhouse gases under the provisions and programs of the existing Clean Air Act.  Thus, the EPA can impose restrictions on the emission of greenhouse gases even if the U.S. Congress does not adopt new legislation specifically addressing emissions of greenhouse gases.  In October 2009, the EPA published a final rule requiring large emitters of greenhouse gases and certain industrial sectors to monitor and report their greenhouse gas emissions to the EPA beginning in 2011 for emissions in 2010.  In April 2010, the EPA issued proposed rules to require reporting of emissions data from several other industrial sectors.  In May 2010, the EPA issued a final rule that determines which stationary sources of greenhouse gas emissions need to obtain a construction or operating permit and install the best available control technology for greenhouse gas emissions.  The regulation did not identify such technologies.  Legislation to prohibit or delay EPA regulation of greenhouse gases may be considered by the Senate later this year.  Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address greenhouse gas emissions would impact the Company’s business, any such future laws and regulations will most likely result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on the Company’s business, financial condition and results of operations, including demand for the refined petroleum products that it produces.

17.      Litigation

The Company is involved in various lawsuits and regulatory actions which are incidental to its business.  In management’s opinion, the adverse determination of such lawsuits would not have a material adverse effect on the Company’s liquidity, financial position or results of operations.

18.      New Crude Oil Purchase and Sale Contract

On November 1, 2010, the Company’s subsidiary, Frontier Oil and Refining Company (“FORC”), entered into a Master Crude Oil Purchase and Sale Contract (“Contract”) with BNP Paribas Energy Trading GP and BNP Paribas Energy Trading Canada Corp. (collectively, “BNP”).  The maximum value of crude oil to be purchased under this Contract is $300.0 million.  Under this Contract, BNP purchases, transports and subsequently sells crude oil to FORC at a location near Cushing, Oklahoma or other locations as agreed.  Under this agreement, BNP is the owner of record of the crude oil as it is transported from the point of injection, typically Hardisty, Alberta, Canada, to the point of ultimate sale to FORC.  The Company has provided a guarantee of FORC’s obligations under this Contract, primarily to receive crude oil and make payment for crude oil purchases arranged under this Contract.  The Company accounts for the transactions under this Contract as a financing arrangement, whereby the inventory and the associated liability are recorded in the Company’s financial statements when the crude oil is injected into the pipeline in Canada.
This Contract replaces the Company’s crude oil purchase and sale contract with Utexam, a wholly-owned subsidiary of BNP Paribas Ireland, (“Utexam Contract”) which was terminated effective November 1, 2010.  However, in accordance with the Utexam Contract, the rights and obligations of both Utexam and the Company arising from transactions entered into prior to the termination date will be completed.   The Company anticipates any such transactions will be completed no later than the end of the first quarter of 2011.

19.      Consolidating Financial Statements

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

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2010
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$4,215,546	$-	$-	$4,215,546
Other	(11)	21,906	55	-	21,950
Total revenues	(11)	4,237,452	55	-	4,237,496

Costs and expenses:
Raw material, freight and other costs	-	3,844,828	-	-	3,844,828
Refinery operating expenses, excluding depreciation	-	221,901	-	-	221,901
Selling and general expenses, excluding depreciation	13,719	21,671	-	-	35,390
Depreciation, amortization and accretion	49	60,416	-	691	61,156
Gain on sales of assets	(1)	-	-	-	(1)
Total costs and expenses	13,767	4,148,816	-	691	4,163,274

Operating (loss) income	(13,778)	88,636	55	(691)	74,222

Interest expense and other financing costs	19,853	5,887	-	(1,434)	24,306
Interest and investment income	(1,487)	(304)	-	-	(1,791)
Equity in earnings of subsidiaries	(83,939)	-	-	83,939	-
Income before income taxes	51,795	83,053	55	(83,196)	51,707
Provision for income taxes	17,637	28,999	71	(29,158)	17,549
Net income (loss)	$34,158	$54,054	$(16)	$(54,038)	$34,158

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2009
As Adjusted (Note 2)
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$3,147,210	$-	$-	$3,147,210
Other	(7)	1,435	36	-	1,464
Total revenues	(7)	3,148,645	36	-	3,148,674

Costs and expenses:
Raw material, freight and other costs	-	2,814,341	-	-	2,814,341
Refinery operating expenses, excluding depreciation	-	232,175	-	-	232,175
Selling and general expenses, excluding depreciation	16,196	22,741	-	-	38,937
Depreciation, amortization and accretion	51	53,742	-	433	54,226
Total costs and expenses	16,247	3,122,999	-	433	3,139,679

Operating (loss) income	(16,254)	25,646	36	(433)	8,995

Interest expense and other financing costs	22,175	2,968	-	(4,097)	21,046
Interest and investment income	(1,569)	(379)	-	-	(1,948)
Equity in earnings of subsidiaries	(26,437)	-	-	26,437	-
(Loss) income before income taxes	(10,423)	23,057	36	(22,773)	(10,103)
(Benefit) provision for income taxes	(1,717)	8,500	33	(8,213)	(1,397)
Net (loss) income	$(8,706)	$14,557	$3	$(14,560)	$(8,706)

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$1,419,997	$-	$-	$1,419,997
Other	-	(3,537)	12	-	(3,525)
Total revenues	-	1,416,460	12	-	1,416,472

Costs and expenses:
Raw material, freight and other costs	-	1,283,773	-	-	1,283,773
Refinery operating expenses, excluding depreciation	-	82,878	-	-	82,878
Selling and general expenses, excluding depreciation	4,932	8,262	-	-	13,194
Depreciation, amortization and accretion	14	20,066	-	229	20,309
Total costs and expenses	4,946	1,394,979	-	229	1,400,154

Operating (loss) income	(4,946)	21,481	12	(229)	16,318

Interest expense and other financing costs	6,877	2,652	-	(504)	9,025
Interest and investment income	(550)	(146)	-	-	(696)
Equity in earnings of subsidiaries	(19,261)	-	-	19,261	-
Income before income taxes	7,988	18,975	12	(18,986)	7,989
(Benefit) provision for income taxes	(320)	3,792	30	(3,821)	(319)
Net (loss) income	$8,308	$15,183	$(18)	$(15,165)	$8,308

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2009
As Adjusted (Note 2)
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Refined products	$-	$1,196,899	$-	$-	$1,196,899
Other	-	3,674	9	-	3,683
Total revenues	-	1,200,573	9	-	1,200,582

Costs and expenses:
Raw material, freight and other costs	-	1,089,612	-	-	1,089,612
Refinery operating expenses, excluding depreciation	-	83,701	-	-	83,701
Selling and general expenses, excluding depreciation	5,230	8,420	-	-	13,650
Depreciation, amortization and accretion	17	17,934	-	148	18,099
Total costs and expenses	5,247	1,199,667	-	148	1,205,062

Operating (loss) income	(5,247)	906	9	(148)	(4,480)

Interest expense and other financing costs	7,410	1,097	-	(1,798)	6,709
Interest and investment income	(594)	(67)	-	-	(661)
Equity in earnings of subsidiaries	(1,366)	-	-	1,366	-
(Loss) income before income taxes	(10,697)	(124)	9	284	(10,528)
(Benefit) provision for income taxes	(1,913)	(102)	23	248	(1,744)
Net loss	$(8,784)	$(22)	$(14)	$36	$(8,784)

FRONTIER OIL CORPORATION
Condensed Consolidating Balance Sheet
As of September 30, 2010
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$214,265	$199,386	$-	$-	$413,651
Trade and other receivables, net	110,294	175,651	-	-	285,945
Inventory of crude oil, products and other	-	379,660	-	-	379,660
Deferred income tax assets - current	12,379	10,642	2	(10,644)	12,379
Other current assets	3,756	8,510	-	-	12,266
Total current assets	340,694	773,849	2	(10,644)	1,103,901

Property, plant and equipment, net	342	991,010	-	23,198	1,014,550
Deferred turnaround and catalyst costs, net	-	54,694	-	-	54,694
Deferred financing costs, net	2,270	1,324	-	-	3,594
Intangible assets, net	-	1,124	-	-	1,124
Deferred income tax assets - noncurrent	10,717	6,074	7	(6,081)	10,717
Other assets	3,543	211	-	-	3,754
Receivable from affiliated companies (1)	-	22,535	567	(23,102)	-
Investment in subsidiaries	1,239,617	-	-	(1,239,617)	-
Total assets	$1,597,183	$1,850,821	$576	$(1,256,246)	$2,192,334

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$874	$512,235	$15	$-	$513,124
Accrued liabilities and other	9,236	34,807	-	-	44,043
Total current liabilities	10,110	547,042	15	-	557,167

Long-term debt	347,699	-	-	-	347,699
Contingent income tax liabilities	28,484	2,074	-	-	30,558
Long-term capital lease obligations	-	3,056	-	-	3,056
Other long-term liabilities	3,456	45,043	-	-	48,499
Deferred income tax liabilities	221,134	214,592	21	(214,613)	221,134
Payable to affiliated companies	2,080	-	288	(2,368)	-

Shareholders' equity	984,220	1,039,014	252	(1,039,265)	984,221
Total liabilities and shareholders' equity	$1,597,183	$1,850,821	$576	$(1,256,246)	$2,192,334

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

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$34,158	$54,054	$(16)	$(54,038)	$34,158
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(83,939)	-	-	83,939	-
Depreciation, amortization and accretion, including amortization of deferred turnaround costs	49	74,525	-	691	75,265
Deferred income tax provision	4,346	-	-	-	4,346
Stock-based compensation expense	12,290	-	-	-	12,290
Excess income tax benefits of stock-based compensation	(152)	-	-	-	(152)
Intercompany income taxes	(18,482)	47,574	66	(29,158)	-
Intercompany dividends	6,200	-	-	(6,200)	-
Other intercompany transactions	1,405	(1,355)	(50)	-	-
Amortization of debt issuance costs	587	529	-	-	1,116
Senior notes discount amortization	214	-	-	-	214
Allowance for investment loss and bad debts	(15)	(169)	-	-	(184)
Gain on sales of assets	(1)	-	-	-	(1)
Increase (decrease) in other long-term liabilities	1,018	(5,970)	-	-	(4,952)
Changes in deferred turnaround costs, deferred catalyst costs and other	122	(253)	-	-	(131)
Changes in working capital from operations	54,748	(117,193)	-	505	(61,940)
Net cash provided by operating activities	12,548	51,742	-	(4,261)	60,029

Cash flows from investing activities:
Additions to property, plant and equipment	(1)	(59,351)	-	(1,939)	(61,291)
Proceeds from sales of assets	1	-	-	-	1
Net cash used in investing activities	-	(59,351)	-	(1,939)	(61,290)

Cash flows from financing activities:
Purchase of treasury stock	(3,582)	-	-	-	(3,582)
Dividends paid	(6,628)	-	-	-	(6,628)
Excess income tax benefits of stock-based compensation	152	-	-	-	152
Debt issuance costs and other	-	(310)	-	-	(310)
Intercompany dividends	-	(6,200)	-	6,200	-
Net cash used in financing activities	(10,058)	(6,510)	-	6,200	(10,368)
Increase (decrease) in cash and cash equivalents	2,490	(14,119)	-	-	(11,629)
Cash and cash equivalents, beginning of period	211,775	213,505	-	-	425,280
Cash and cash equivalents, end of period	$214,265	$199,386	$-	$-	$413,651

FRONTIER OIL CORPORATION
Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2009
As Adjusted (Note 2)
(Unaudited, in thousands)

	FOC (Parent)	FHI (Guarantor Subsidiaries)	Other Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(8,706)	$14,557	$3	$(14,560)	$(8,706)
Adjustments to reconcile net income to net cash from operating activities:
Equity in earnings of subsidiaries	(26,437)	-	-	26,437	-
Depreciation, amortization and accretion, including amortization of deferred turnaround costs	51	68,710	-	433	69,194
Deferred income tax provision	14,335	-	-	-	14,335
Stock-based compensation expense	15,193	-	-	-	15,193
Excess income tax benefits of stock-based compensation	(227)	-	-	-	(227)
Intercompany income taxes	26,000	(17,801)	14	(8,213)	-
Intercompany dividends	21,200	-	-	(21,200)	-
Other intercompany transactions	3,030	(3,002)	(28)	-	-
Amortization of debt issuance costs	587	530	-	-	1,117
Senior notes discount amortization	196	-	-	-	196
Allowance for investment loss and bad debts	-	500	-	-	500
Increase in other long-term liabilities	2,188	8,546	-	-	10,734
Changes in deferred turnaround costs, deferred catalyst costs and other	(1,026)	(7,107)	-	-	(8,133)
Changes in working capital from operations	(1,169)	53,142	11	879	52,863
Net cash provided by operating activities	45,215	118,075	-	(16,224)	147,066

Cash flows from investing activities:
Additions to property, plant and equipment	(147)	(116,451)	-	(4,976)	(121,574)
Net cash used in investing activities	(147)	(116,451)	-	(4,976)	(121,574)

Cash flows from financing activities:
Purchase of treasury stock	(2,654)	-	-	-	(2,654)
Proceeds from issuance of common stock	70	-	-	-	70
Dividends paid	(19,071)	-	-	-	(19,071)
Excess income tax benefits of stock-based compensation	227	-	-	-	227
Debt issuance costs and other	2	(284)	-	-	(282)
Intercompany dividends	-	(21,200)	-	21,200	-
Net cash used in financing activities	(21,426)	(21,484)	-	21,200	(21,710)
Increase (decrease) in cash and cash equivalents	23,642	(19,860)	-	-	3,782
Cash and cash equivalents, beginning of period	254,548	228,984	-	-	483,532
Cash and cash equivalents, end of period	$278,190	$209,124	$-	$-	$487,314

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

Overview
The terms “Frontier,” “we”, “us” and “our” refer to Frontier Oil Corporation and its subsidiaries.  Several significant indicators of our profitability, which are reflected and defined in the operating data at the end of this analysis, are the gasoline crack spread, the diesel crack spread, the light/heavy crude oil differential, the WTI/WTS crude oil differential and the average laid-in crude oil differential (the weighted average differential between the NYMEX WTI benchmark crude oil price and the composite cost of all crude oil purchased and delivered to our Refineries).  Other significant factors that influence our results are refinery utilization, crude oil price trends, asphalt and by-product margins and refinery operating expenses (including natural gas prices and maintenance).  During the fourth quarter of 2009, the Company changed its inventory valuation method for crude oil, unfinished products and finished products to the last-in, first-out (LIFO) method from the first-in, first-out (FIFO) method as previously disclosed.  See “Change in Accounting Principle – Inventory” in Note 2 in the Condensed Consolidated Financial Statements for additional information.  We typically do not use derivative instruments to offset price risk on our base level of operating inventories.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of futures trading.

Nine months ended September 30, 2010 compared with the same period in 2009
(2009 as Adjusted, see Note 2 in the Condensed Consolidated Financial Statements)

Overview of Results

We had net income for the nine months ended September 30, 2010 of $34.2 million, or $0.32 per diluted share, compared to a net loss of $8.7 million, or $0.08 per share, in the same period in 2009.  Our operating income of $74.2 million for the nine months ended September 30, 2010 increased $65.2 million from the $9.0 million of operating income for the comparable period in 2009.  The increase in our operating income from the first nine months of 2009 to the first nine months of 2010 was due to the improvement of the diesel crack spread (from $8.64 per barrel in 2009 to $11.73 per barrel in 2010) and gasoline crack spread (from $8.66 per barrel in 2009 to $9.02 per barrel in 2010).  In addition, the favorable contango structure in the crude oil forward curve (current prices lower than future prices) benefited our results of operations in both periods.  The average laid-in crude oil differential decreased to $2.86 per barrel for the nine months ended September 30, 2010 from $3.53 in the same period in 2009 because of the stronger contango in 2009 which offset the improvement in the light/heavy and WTI/WTS crude oil differentials in 2010.  The light/heavy crude oil differential increased from $5.86 per barrel for the nine months ended September 30, 2009 to $8.21 per barrel for the comparable period of 2010.  The WTI/WTS crude oil differential increased from $1.44 per barrel for the nine months ended September 30, 2009 to $2.00 per barrel for the comparable period of 2010.  During the third quarter of 2010, we experienced a fire in the crude unit at the Cheyenne Refinery.  The crude unit was down 28 days with repair costs of approximately $6.1 million, during which time we also spent approximately $1.8 million on accelerated maintenance.
The poor refined product market conditions during the last two years have resulted in excess refining capacity in the U.S. and worldwide.  This over-capacity is likely to continue until demand for refined products increases or capacity is further reduced.  In the second and third quarters of 2010 we began to experience an improvement in the light/heavy crude oil differential as well as an increase in the demand for our diesel products.
Our Cheyenne Refinery is impacted more significantly by these market conditions because of its sensitivity to crude oil differentials.  In late 2009, we began taking actions to improve the profitability at our Cheyenne Refinery with the objective of improving profitability at the Refinery by $3 to $4 per barrel (compared to a historical average) by the end of 2011.  These actions include a combination of operating expense reductions (including maintenance, personnel, consulting, legal, environmental and water treating chemicals) and projects aimed at energy efficiency, yield improvements and enhancing the types of crude oil that can be processed at the Refinery.  During 2010, we have processed a higher percentage of light crude oils and have reduced controllable refinery operating expenses in Cheyenne.  We are proceeding with a liquefied petroleum gas (LPG) recovery capital project that will recover significant quantities of saleable propane and butane and other LPGs.  We believe that we are on course to meet our objective; however, future profitability of the Cheyenne Refinery cannot be guaranteed and is dependent on factors outside our control, including the price of crude oil.  We are unable to project if recent improvements in margins and crude oil differentials will continue or what additional steps we may take if refining conditions deteriorate.

Specific Variances

Refined product revenues.  Refined product revenues increased $1.07 billion, or 34%, from $3.15 billion to $4.22 billion for the nine months ended September 30, 2010 compared to the same period in 2009.  This increase resulted primarily from higher crude oil prices, and correspondingly higher refined product prices in the nine months ended September 30, 2010 ($20.85 higher average price per sales barrel) and a 1% increase in sales volumes.
Manufactured product yields.  Yields increased 2,807 bpd at the El Dorado Refinery and decreased 804 bpd at the Cheyenne Refinery for the nine months ended September 30, 2010 compared to same period in 2009.  The decrease in the Cheyenne Refinery yields resulted from unplanned downtime due to the crude unit fire.
Other revenues.  Other revenues increased $20.5 million to a gain of $22.0 million for the months ended September 30, 2010, compared to a gain of $1.5 million for the same period in 2009, the primary source of this increase being $21.9 million in net realized and unrealized gains from derivative contracts to hedge in-transit crude oil and excess inventories in the nine months ended September 30, 2010, compared to $3.2 million of losses in the nine months ended September 30, 2009.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.  We had gasoline sulfur credit sales of $1.9 million during the nine months ended September 30, 2009 compared to none in the comparable 2010 period, and $3.2 million of ethanol Renewable Identification Number (“RIN”) sales in 2009 versus $128,000 in the comparable period of 2010.
Raw material, freight and other costs.  Raw material, freight and other costs increased by $1.03 billion, from $2.81 billion in the nine months ended September 30, 2009 to $3.84 billion in the same period for 2010.  The increase in raw material, freight and other costs was due to higher average crude oil prices, increased overall crude oil charges, a lower average laid-in crude oil differential, and increased purchased product during the nine months ended September 30, 2010 when compared to the same period in 2009.
The Cheyenne Refinery raw material, freight and other costs of $76.98 per sales barrel for the nine months ended September 30, 2010 increased from $56.41 per sales barrel in the same period in 2009 due to higher average crude oil prices and increased purchased products offset by reduced crude oil charges and a higher average laid-in crude oil differential.  The average laid-in crude oil differential for the Cheyenne Refinery increased to $4.89 per barrel for the nine months ended September 30, 2010, due to the widening of the light/heavy crude oil differential, compared to $3.97 per barrel in the same period in 2009.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $10.18 per barrel in the nine months ended September 30, 2010 compared to $5.97 per barrel in the same period in 2009.  Despite the improvement in the light/heavy crude oil differential, there was not sufficient economic incentive to significantly increase our use of heavy crude oil in the majority of the nine months ended September 30, 2010, due in large part to substantial growth of domestic crude oil supply from areas like the Bakken shale.
The El Dorado Refinery raw material, freight and other costs of $76.34 per sales barrel for the nine months ended September 30, 2010 increased from $56.35 per sales barrel in the same period in 2009 primarily due to higher average crude oil prices and a lower average laid-in crude oil differential.  The average laid-in crude oil differential decreased to $2.24 per barrel for the nine months ended September 30, 2010 compared to $3.39 per barrel in the same period in 2009 due to a stronger contango market in 2009, despite improved light/heavy and WTI/WTS crude oil differentials.  The WTI/WTS crude oil differential increased from an average of $1.44 per barrel in the nine month period ended September 30, 2009 to $2.00 per barrel in the same period in 2010.  The light/heavy crude oil differential increased from an average of $5.71 per barrel in the nine month period ended September 30, 2009 to $7.07 per barrel in the same period in 2010.
Refinery operating expenses.  Refinery operating expenses, excluding depreciation, were $221.9 million in the nine months ended September 30, 2010 compared to $232.2 million in the comparable period of 2009.
The Cheyenne Refinery operating expenses, excluding depreciation, were $77.8 million for the nine months ended September 30, 2010 compared to $91.3 million in the comparable period of 2009.  The primary areas of decreased costs were: decreased environmental and legal expenses ($11.1 million, primarily due to a $6.8 million expense accrual recorded in September 2009 and a subsequent reversal of $4.5 million of that expense in June 2010 related to an EPA Complaint), decreased turnaround amortization ($3.7 million due to the deferral of certain turnarounds), decreased additives and chemicals costs ($2.3 million), and lower salaries and benefits ($2.0 million). These reduced costs were partially offset by increased natural gas costs ($4.2 million due to higher prices and volumes) and increased maintenance costs ($4.2 million net increase of which approximately $6.1 million was attributable to the crude unit fire in July 2010 and $1.8 million was for accelerated maintenance during the crude unit outage, offset by $3.5 million in decreases for other maintenance previously reported).
The El Dorado Refinery operating expenses, excluding depreciation, were $144.1 million for the nine months ended September 30, 2010, increasing from $140.9 million in the same period of 2009.  Primary areas of increased costs and variance amounts for the 2010 period compared to the 2009 period were: natural gas costs ($6.3 million due to higher prices and significantly higher volumes), increased turnaround amortization ($2.8 million mainly due to the fall 2009 turnarounds), increased electricity costs ($1.7 million due to higher prices and volumes), and higher salaries and benefits ($1.0 million).  These increased costs were offset by lower maintenance costs ($3.7 million), lower additives and chemicals costs ($1.2 million), reduced consulting and legal expenses ($1.2 million), lower environmental expenses ($1.1 million), and reduced insurance costs ($1.0 million).
Selling and general expenses.  Selling and general expenses, excluding depreciation, decreased $3.5 million, or 9%, from $38.9 million for the nine months ended September 30, 2009 to $35.4 million for the nine months ended September 30, 2010, primarily due to lower salaries and benefits and stock-based compensation expense in 2010.
Depreciation, amortization and accretion.  Depreciation, amortization and accretion increased $6.9 million, or 13%, for the nine months ended September 30, 2010 compared to the same period in 2009 because of increased capital investments in our Refineries, including the catalytic cracker regenerator emission control project and reliability projects and a portion of the gasoil hydrotreater revamp, all of which were incurred by our El Dorado Refinery and placed into service in the fourth quarter of 2009.
Interest expense and other financing costs.  Interest expense and other financing costs of $24.3 million for the nine months ended September 30, 2010 increased from $21.0 million in the comparable period in 2009.  Items which increased interest expense and other financing costs during the nine months ended September 30, 2010 included $2.7 million less capitalized interest, $2.0 million higher revolving credit facility fees and $879,000 more interest expense under the Utexam arrangement for the nine months ended September 30, 2010 when compared to the same period in 2009.  Our interest expense for the nine months ended September 30, 2010 was reduced by $1.3 million and $1.0 million from gains and interest income, respectively, on our interest rate swap contracts.  The interest rate swaps did not impact the comparable period in 2009 since we entered into the contracts in the fourth quarter of 2009.
Average debt outstanding was $350.0 million for both the nine months ended September 30, 2010 and 2009 (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income decreased $157,000, from $1.9 million in the nine months ended September 30, 2009, to $1.8 million in the nine months ended September 30, 2010.
Provision (benefit) for income taxes.  The provision for income taxes for the nine months ended September 30, 2010 was $17.5 million on pretax income of $51.7 million (or 33.9%).  The 2010 period effective tax rate was reduced by 4.0% from the reduction by $5.8 million of the estimated environmental penalties recorded in 2009 to the negotiated amount.  Our benefit for income taxes for the nine months ended September 30, 2009 was $1.4 million on a pretax loss of $10.1 million (or 13.9%).  The 2009 period effective tax rate was distorted from the impact of a permanent book-tax difference (increasing taxable income) of $6.8 million for estimated environmental penalties on a small pre-tax loss (23.4% reduction of effective rate benefit).

Three months ended September 30, 2010 compared with the same period in 2009
(2009 as Adjusted, see Note 2 in the Condensed Consolidated Financial Statements)

Overview of Results

We had net income for the three months ended September 30, 2010 of $8.3 million, or $0.08 per diluted share, compared to a net loss of $8.8 million, or $0.08 per share, in the same period in 2009.  Our operating income of $16.3 million for the three months ended September 30, 2010 increased $20.8 million from the $4.5 million operating loss for the comparable period in 2009.  The increase in our operating income from the three months ended September 30, 2009 to the comparable period of 2010 was due to improvement of the diesel crack spread (from $7.94 per barrel in 2009 to $13.93 per barrel in 2010) and gasoline crack spread (from $7.92 per barrel in 2009 to $10.51 per barrel in 2010).  The average laid-in crude oil differential increased to $3.17 per barrel for the three months ended September 30, 2010 compared to $2.28 per barrel in the comparable period of 2009 due to improved light/heavy and WTI/WTS crude oil differentials.  The light/heavy crude oil differential increased from $6.33 per barrel for the three months ended September 30, 2009 to $10.39 per barrel for the comparable period of 2010.  The WTI/WTS crude oil differential increased from $1.62 per barrel for the three months ended September 30, 2009 to $2.13 per barrel for the comparable period of 2010. During the third quarter of 2010, we experienced a fire in the crude unit at the Cheyenne Refinery.  The crude unit was down 28 days with repair costs of approximately $6.1 million, at which time we also spent approximately $1.8 million on accelerated maintenance during the crude unit outage.

Specific Variances

Refined product revenues.  Refined product revenues increased $223.1 million, or 19%, from $1.20 billion to $1.42 billion for the three months ended September 30, 2010 compared to the same period in 2009.  This increase resulted primarily from higher crude oil prices, and correspondingly higher refined product prices in the three months ended September 30, 2010 ($10.59 higher average price per sales barrel), and a 4% increase in sales volumes.
Manufactured product yields.  Yields increased 11,848 bpd at the El Dorado Refinery and decreased 7,695 bpd at the Cheyenne Refinery for the three months ended September 30, 2010 compared to same period in 2009.  The increase in the El Dorado Refinery manufactured product yields for the third quarter of 2010, when compared to 2009, was primarily due to additional capacity from various projects completed in the fourth quarter of 2009.  The decrease in the Cheyenne Refinery manufactured product yields for the third quarter of 2010, when compared to 2009, was primarily due to the downtime from the crude unit fire in July 2010.
Other revenues.  Other revenues decreased $7.2 million to a loss of $3.5 million for the three months ended September 30, 2010, compared to a gain of $3.7 million for the same period in 2009, the primary source of this decrease being $3.4  million in net realized and unrealized losses from derivative contracts to hedge in-transit crude oil and excess inventories in the three months ended September 30, 2010, compared to $4.2 million of gains in the three months ended September 30, 2009.  See “Price Risk Management Activities” under Item 3 for a discussion of our utilization of commodity derivative contracts.
Raw material, freight and other costs.  Raw material, freight and other costs increased by $194.2 million, from $1.09 billion in the three months ended September 30, 2009 to $1.28 billion in the same period for 2010.  The increase in raw material, freight and other costs was due to higher average crude oil prices, increased overall crude oil charges, a lower average laid-in crude oil differential and increased purchased products during the three months ended September 30, 2010 when compared to the same period in 2009.
The Cheyenne Refinery raw material, freight and other costs of $74.13 per sales barrel for the three months ended September 30, 2010 increased from $64.37 per sales barrel in the same period in 2009 due to higher average crude oil prices and increased purchased products, partially offset by better crude oil differentials.  The average laid-in crude oil differential for the Cheyenne Refinery was $6.50 per barrel for the three months ended September 30, 2010 compared to $2.85 per barrel in the same period in 2009 due to an improved light/heavy crude oil differential in the third quarter of 2010.  The light/heavy crude oil differential for the Cheyenne Refinery averaged $13.03 per barrel in the three months ended September 30, 2010 compared to $7.13 per barrel in the same period in 2009.
The El Dorado Refinery raw material, freight and other costs of $76.00 per sales barrel for the three months ended September 30, 2010 increased from $67.28 per sales barrel in the same period in 2009 primarily due to higher average crude oil prices. The average laid-in crude oil differential increased to $2.38 for the three months ended September 30, 2010 from $2.08 per barrel in the same period in 2009, with the increase resulting from higher WTI/WTS and light/heavy crude oil differentials in the third quarter of 2010.  The WTI/WTS crude oil differential increased from an average of $1.62 per barrel in the three month period ended September 30, 2009 to $2.13 per barrel in the same period in 2010.  The light/heavy crude oil differential increased from an average of $5.69 per barrel in the three month period ended September 30, 2009 to $8.88 per barrel in the same period in 2010.
Refinery operating expenses.  Refinery operating expenses, excluding depreciation, were $82.9 million in the three months ended September 30, 2010 compared to $83.7 million in the comparable period of 2009.
The Cheyenne Refinery operating expenses, excluding depreciation, were $32.9 million for the three months ended September 30, 2010 compared to $36.2 million in the comparable period of 2009.  The primary areas of decreased costs were: decreased environmental expenses ($5.7 million, which was primarily attributable to the $6.8 million EPA Complaint expense accrual recorded in the 2009 period), lower salaries and benefits ($1.4 million), and decreased turnaround amortization ($1.3 million due to the deferment of certain turnarounds).  These decreases were partially offset by increased maintenance costs ($7.7 million, of which approximately $6.1 million was due to the crude unit fire in July 2010 and $1.8 million was for accelerated maintenance during the crude unit outage).
The El Dorado Refinery operating expenses, excluding depreciation, were $50.0 million for the three months ended September 30, 2010, increasing from $47.5 million in the same three month period of 2009.  Primary areas of increased costs and variance amounts for the 2010 period compared to the 2009 period were: increased natural gas costs ($1.2 million due to higher prices and volumes), an increase in turnaround amortization ($863,000), increased additives and chemicals costs ($823,000), higher salaries and benefits ($781,000), and higher electricity costs ($427,000).  These increases were partially offset by reduced maintenance costs ($1.7 million primarily due to demolition work in 2009).
Selling and general expenses.  Selling and general expenses, excluding depreciation, decreased $456,000, or 3%, from $13.7 million for the three months ended September 30, 2009 to $13.2 million for the three months ended September 30, 2010, primarily due to lower stock-based compensation expense in the 2010 period.
Depreciation, amortization and accretion.  Depreciation, amortization and accretion increased $2.2 million, or 12%, for the three months ended September 30, 2010 compared to the same period in 2009 because of increased capital investments in our Refineries, including the catalytic cracker regenerator emission control project and reliability projects and a portion of the gasoil hydrotreater revamp, all of which were incurred by our El Dorado Refinery and placed into service in the fourth quarter of 2009.
Interest expense and other financing costs.  Interest expense and other financing costs of $9.0 million for the three months ended September 30, 2010 increased $2.3 million from $6.7 million in the comparable period in 2009.  Items which increased interest expense and other financing costs during the nine months ended September 30, 2010 included $1.3 million less capitalized interest, $1.3 million higher revolving credit facility fees and $301,000 more interest expense under the Utexam arrangement during the three months ended September 30, 2010 compared to the same period in 2009.  Our interest expense for the three months ended September 30, 2010 was reduced by $228,000 and $323,000 from gains and interest income, respectively, on our interest rate swap contracts.  The interest rate swaps did not impact the comparable period in 2009 since we entered into the contracts in the fourth quarter of 2009.
Average debt outstanding was $350.0 million for both the three months ended September 30, 2010 and 2009 (excluding amounts payable to Utexam under the Utexam Arrangement).
Interest and investment income.  Interest and investment income increased $35,000, from $661,000 in the three months ended September 30, 2009, to $696,000 in the three months ended September 30, 2010.
Provision (benefit) for income taxes.  The benefit for income taxes for the three months ended September 30, 2010 was $319,000 on a pretax income of $8.0 million resulting in a negative effective tax rate for the quarter of 4.0%.  Our benefit for income taxes for the three months ended September 30, 2009 was $1.7 million on a pretax loss of $10.5 million (or a 16.6% effective tax rate).  The effective tax rate for the three months ended September 30, 2010 was decreased 29.0% for the true-up of the actual carryback of the 2009 net operating loss to 2005 instead of 2007 (assumed during the second quarter of 2010 and which increased the second quarter provision).  This benefit was due to the lower Section 199 manufacturer’s deduction rate in 2005 versus 2007.  The effective tax rate for the three months ended September 30, 2010 also benefited 8.6% from the current quarter’s estimated Section 199 manufacturer’s deduction.  The 2009 period effective tax rate was distorted from the impact of a permanent book-tax difference (increasing taxable income) of $6.8 million for estimated environmental penalties on a small pre-tax loss (22.4% reduction of effective rate benefit).

LIQUIDITY AND CAPITAL RESOURCES

Cash flows from operating activities.  Net cash provided by operating activities was $60.0 million for the nine months ended September 30, 2010 compared to net cash provided by operating activities of $147.1 million during the nine months ended September 30, 2009.  Working capital changes were a use of cash during the 2010 period while providing cash during the same period in 2009.  Operating cash flows are affected by crude oil and refined product prices and other risks as discussed in “Item 3. Quantitative and Qualitative Disclosures About Market Risks.”
Working capital changes used a total of $61.9 million of cash during the first nine months of 2010 compared to providing $52.9 million for the same period in 2009.  The $61.9 million net working capital uses for the 2010 period primarily resulted from increased inventory of $86.2 million, decreased current accrued liabilities of $15.5 million, and increased receivables of $8.0 million, offset by working capital provided by $45.6 million of increased payables (including a $54.5 million increase in crude payables) and $3.4 million of decreased other current assets.  In the first nine months of 2009, the working capital change of $52.9 million primarily resulted from a $144.0 million increase in payables and $31.5 million decrease in other current assets, offset by $84.2 million of increased inventory, and a $33.7 million increase in receivables.  During the nine months ended September 30, 2010, we received federal and state income tax refunds of $63.6 million.  In October 2010, subsequent to the balance sheet date, we received a federal income tax refund of $73.5 million, reflected in “Income taxes receivable” on the Condensed Consolidated Balance Sheet at September 30, 2010.  At September 30, 2010, we had $413.7 million of cash and cash equivalents, $546.7 million of working capital, no cash borrowings under our revolving credit facility, and $243.9 million of availability for cash borrowings under our $500.0 million revolving credit facility.
Cash flows used in investing activities.  Capital expenditures during the first nine months of 2010 were $61.3 million, which included approximately $34.8 million for the El Dorado Refinery and $26.1 million for the Cheyenne Refinery. The $34.8 million of capital expenditures for our El Dorado Refinery included $14.2 million on the gasoil hydrotreater revamp and $2.2 million on the catalytic cracker regenerator emission control project as well as operational, payout, safety, administrative, environmental and optimization projects.  The $26.1 million of capital expenditures for our Cheyenne Refinery included $8.9 million for the FCCU gas hydrotreater project and $3.8 million for the liquefied petroleum gas recovery project as well as environmental, operational, safety, administrative and payout projects.
Cash flows from financing activities.  During the nine months ended September 30, 2010, treasury stock increased by 265,541 shares ($3.6 million) from stock surrendered by employees to pay withholding taxes on stock-based compensation which vested during the first nine months of 2010.  We also paid $6.6 million in dividends during the nine months ended September 30, 2010.
As of September 30, 2010, we had $347.7 million of long-term debt outstanding and no borrowings under our revolving credit facility. We also had $256.1 million of letters of credit outstanding under our revolving credit facility.  We were in compliance with the financial covenants of our revolving credit facility as of September 30, 2010.  Shareholders’ equity as of September 30, 2010 was $984.2 million.
Our Board of Directors declared a cash dividend of $0.06 per share of common stock in November 2009, which was paid in January 2010.  During 2010 we have been unable to declare dividends because of our inability to satisfy the incurrence of additional indebtedness test of our 6.625% and 8.5% Senior Notes.  However, we intend to resume cash dividends when possible. In addition, we may declare one or more special distributions, including an amount that could reflect dividends we likely would have paid during the period we were otherwise restricted from paying dividends.  Any future dividends paid by the Company will be subject to the approval of our Board of Directors.

FUTURE CAPITAL EXPENDITURES

Significant future capital projects.  The gasoil hydrotreater revamp at the El Dorado Refinery is the key project to achieve gasoline sulfur compliance for our El Dorado Refinery and has a total estimated cost of $95.0 million ($87.3 million incurred as of September 30, 2010) (see “Environmental” in Note 16 in the Notes to Consolidated Financial Statements).  The project will also produce a significant yield improvement for the catalytic cracking unit, and the first phase was completed in the fourth quarter of 2009 with the second phase anticipated to be completed in the fourth quarter of 2010.  As of September 30, 2010, outstanding non-cancelable purchase commitments for the gasoil hydrotreater revamp were $2.3 million.
At the Cheyenne Refinery, the FCCU gas hydrotreater project has been deferred.  The estimated total cost of the project is $40.0 million of which approximately half will be spent by the end of 2011 ($17.7 million incurred as of September 30, 2010), with the remaining amount temporarily postponed.  We plan to initially comply with the low sulfur gasoline requirements at the Cheyenne Refinery through alternative methods and in the long-term with the completion of the FCCU gas hydrotreater project (see Note 16 in the Notes to Condensed Consolidated Financial Statements).  In addition at the Cheyenne Refinery, we are working on a liquefied petroleum gas (LPG) recovery project that will recover significant quantities of saleable propane and butane and other LPGs for alkylation unit feed from the refinery fuel gas system.  The total estimated cost of this project is $40.0 million ($9.3 million incurred as of September 30, 2010) and is estimated to be substantially completed by mid-2011.  At September 30, 2010, there was $1.4 million of outstanding non-cancellable purchase commitments related to the LPG recovery project.  The above amounts include estimated capitalized interest.
2010 capital expenditures.  Cash capital expenditures during 2010 aggregating approximately $92.0 million are currently forecasted ($61.3 million spent through September 30, 2010).  The 2010 capital expenditures include $43.0 million at our Cheyenne Refinery, $48.0 million at our El Dorado Refinery, $700,000 for our pipeline and product terminals and blending facility and $500,000 at our Denver and Houston offices.  The $43.0 million of forecasted capital expenditures for our Cheyenne Refinery includes $16.7 million for the LPG recovery project and $9.8 million for the FCCU gasoline hydrotreater project, both mentioned above, as well as environmental, operational, safety, payout and administrative projects.  The $48.0 million of forecasted capital expenditures for our El Dorado Refinery includes $22.6 million for the gasoil hydrotreater revamp project, as mentioned above, as well as environmental, operational, safety, payout and administrative projects.  We expect that our remaining 2010 capital expenditures will be funded with cash generated by our operations and/or by using a portion of our existing cash balance.  We will continue to review our capital expenditures in light of market conditions.  We may experience cost overruns and/or schedule delays or adjust the scope on any of these projects.

Operating Data
The following tables set forth the refining operating statistical information on a consolidated basis and for each Refinery for the nine and three months ended September 30, 2010 and 2009.  The statistical information includes the following terms:
·	Charges - the quantity of crude oil and other feedstock processed through refinery process units on a bpd basis.
·	Manufactured product yields - the volumes of specific materials that are obtained through the distilling of crude oil and the operations of other refinery process units on a bpd basis.
·	NYMEX WTI - the benchmark West Texas Intermediate crude oil priced on the New York Mercantile Exchange.
·	Average laid-in crude oil differential - the weighted average differential between the NYMEX WTI crude oil price and the composite cost of all crude oil purchased and delivered to our Refineries.
·	WTI/WTS crude oil differential - the average differential between the NYMEX WTI crude oil price and the West Texas sour crude oil priced at Midland, Texas.
·	Cheyenne Refinery light/heavy crude oil differential - the average differential between the NYMEX WTI crude oil price and the cost of heavy crude oil delivered to the Cheyenne Refinery.
·	El Dorado Refinery light/heavy crude oil differential - the average differential between the NYMEX WTI crude oil price and the cost of heavy crude oil delivered to the El Dorado Refinery.
·	Gasoline and diesel crack spreads - the average non-oxygenated gasoline and diesel net sales prices that we receive for each product less the average NYMEX WTI crude oil price.

Consolidated:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Charges (bpd)
Light crude	67,436	53,046	74,539	59,181
Heavy and intermediate crude	99,884	111,507	89,259	100,840
Other feed and blendstocks	14,020	15,886	16,807	17,720
Total	181,340	180,439	180,605	177,741

Manufactured product yields (bpd)
Gasoline	87,440	83,809	87,144	84,913
Diesel and jet fuel	69,983	70,649	69,603	67,167
Asphalt	2,659	1,967	1,039	2,450
Other	17,216	18,872	18,140	17,242
Total	177,298	175,297	175,926	171,772

Total product sales (bpd)
Gasoline	95,860	93,922	96,648	94,505
Diesel and jet fuel	69,676	70,226	69,314	66,009
Asphalt	2,727	1,760	1,891	2,679
Other	15,830	16,982	16,743	14,970
Total	184,093	182,890	184,596	178,163

Refinery operating margin information (per sales barrel)
Refined products revenue	$83.88	$63.03	$83.61	$73.02
Raw material, freight and other costs (1)	76.50	56.37	75.59	66.48
Refinery operating expenses, excluding depreciation	4.42	4.65	4.88	5.11
Depreciation, amortization and accretion	1.21	1.08	1.19	1.10

Average NYMEX WTI (per barrel)	$77.58	$57.09	$76.05	$68.25
Average laid-in crude oil differential (per barrel)	2.75	3.76	2.63	2.77
Average light/heavy differential (per barrel)	8.21	5.86	10.39	6.33
Average gasoline crack spread (per barrel)	9.02	8.66	10.51	7.92
Average diesel crack spread (per barrel)	11.73	8.64	13.93	7.94

Average sales price (per sales barrel)
Gasoline	$87.54	$67.69	$87.21	$77.66
Diesel and jet fuel	90.18	66.45	90.56	76.74
Asphalt	71.95	65.26	70.70	73.41
Other	36.00	22.92	35.56	27.29
(1) Prior period amounts are adjusted to reflect current year presentation on a LIFO inventory basis.

Cheyenne Refinery:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Charges (bpd)
Light crude	26,498	18,551	20,494	24,485
Heavy and intermediate crude	12,467	22,459	11,029	16,324
Other feed and blendstocks	2,562	1,384	3,273	1,417
Total	41,527	42,394	34,796	42,226

Manufactured product yields (bpd)
Gasoline	20,012	19,179	17,032	20,578
Diesel	14,347	15,306	11,742	16,236
Asphalt	2,659	1,967	1,039	2,450
Other	2,920	4,290	3,193	1,437
Total	39,938	40,742	33,006	40,701

Total product sales (bpd)
Gasoline	26,639	26,578	24,217	27,396
Diesel	14,391	15,151	11,876	16,084
Asphalt	2,727	1,760	1,891	2,679
Other	2,370	4,106	2,591	3,159
Total	46,127	47,595	40,575	49,318

Refinery operating margin information (per sales barrel)
Refined products revenue	$85.35	$63.58	$85.11	$73.89
Raw material, freight and other costs (1)	76.98	56.41	74.13	64.37
Refinery operating expenses, excluding depreciation	6.18	7.03	8.80	7.99
Depreciation, amortization and accretion	1.81	1.69	1.99	1.61

Average laid-in crude oil differential (per barrel)	$4.84	$4.55	$6.65	$4.46
Average light/heavy crude oil differential (per barrel)	10.18	5.97	13.03	7.13
Average gasoline crack spread (per barrel)	10.69	8.60	15.12	8.42
Average diesel crack spread (per barrel)	14.41	10.18	17.30	8.95

Average sales price (per sales barrel)
Gasoline	$88.07	$67.78	$89.14	$77.92
Diesel	92.30	69.20	92.87	77.87
Asphalt	71.95	65.26	70.70	73.41
Other	27.98	14.99	22.40	19.04
(1) Prior period amounts are adjusted to reflect current year presentation on a LIFO inventory basis.

El Dorado Refinery:
	Nine Months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009
Charges (bpd)
Light crude	40,938	34,495	54,045	34,696
Heavy and intermediate crude	87,417	89,047	78,230	84,517
Other feed and blendstocks	11,458	14,502	13,535	16,303
Total	139,813	138,044	145,810	135,516

Manufactured product yields (bpd)
Gasoline	67,428	64,630	70,111	64,335
Diesel and jet fuel	55,637	55,342	57,861	50,931
Other	14,296	14,582	14,947	15,805
Total	137,361	134,554	142,919	131,071

Total product sales (bpd)
Gasoline	69,221	67,343	72,431	67,109
Diesel and jet fuel	55,286	55,075	57,438	49,924
Other	13,460	12,875	14,152	11,811
Total	137,967	135,293	144,021	128,844

Refinery operating margin information (per sales barrel)
Refined products revenue	$83.39	$62.84	$83.19	$72.69
Raw material, freight and other costs (1)	76.34	56.35	76.00	67.28
Refinery operating expenses, excluding depreciation	3.83	3.81	3.77	4.00
Depreciation, amortization and accretion	1.01	0.87	0.96	0.91

Average laid-in crude oil differential (per barrel)	$2.11	$3.50	$1.66	$2.18
Average WTI/WTS crude oil differential (per barrel)	2.00	1.44	2.13	1.62
Average light/heavy crude oil differential (per barrel)	7.07	5.71	8.88	5.69
Average gasoline crack spread (per barrel)	8.38	8.68	8.97	7.72
Average diesel crack spread (per barrel)	11.03	8.22	13.23	7.62

Average sales price (per sales barrel)
Gasoline	$87.34	$67.66	$86.56	$77.55
Diesel and jet fuel	89.63	65.69	90.08	76.37
Other	37.41	25.45	37.97	29.50
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
Our outstanding derivatives sale contracts and net unrealized losses as of September 30, 2010 are summarized below:

Commodity	Period	Volume (thousands of bbls)	Expected Close Out Date	Unrealized Net Losses (in thousands)
Crude Oil	November 2010	1,441	October 2010	$(5,539)
Crude Oil	December 2010	371	November 2010	(1,167)

Interest Rate Risk.  Borrowings under our revolving credit facility bear a current market rate of interest.  A one percent increase or decrease in the interest rates on our revolving credit facility would not significantly affect our earnings or cash flows.  Our $150.0 million principal of 6.625% Senior Notes due 2011 and $200.0 million of 8.5% Senior Notes due 2016 that were outstanding at September 30, 2010 have fixed interest rates.  However, in the fourth quarter of 2009, based on  advantageous market conditions, the Company entered into fixed to floating interest rate swaps of $150.0 million to reduce exposure related to our 6.625% Senior Notes.  These interest rate swaps expose that portion of our long-term debt to cash flow risk from interest rate changes.  Our long-term debt is also exposed to fair value risk; see below table for fair values at the balance sheet dates.  The following table provides information about our financial instruments that are sensitive to changes in short-term interest rates, including interest rate swaps and debt obligations.  For our debt obligations, this table presents principal cash flows and related weighted average interest rates by expected maturity dates.  For our interest rate swaps, this table presents notional amounts and weighted average interest rates by maturity dates.  Weighted-average variable rates are based on implied forward rates in the yield curve at the reporting dates.  The fair value of our debt obligations was estimated based on quotations obtained from broker-dealers who make markets in these and similar securities. A mark-to-market valuation that took into consideration anticipated cash flows from the transactions using market prices and other economic data and assumptions were used to value our interest rate swaps.

	As of September 30, 2010
	Expected maturity dates							Fair value
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Long-term debt:
Fixed rate	$-	$150,000	$-	$-	$-	$200,000	$350,000	$358,563
Average interest rate	-	6.625%	-	-	-	8.500%	7.696%

Interest rate swaps:
Fixed to variable	$-	$150,000	$-	$-	$-	$-	$150,000	$1,263
Average pay rate	-	5.783%	-	-	-	-	5.783%
Average receive rate	-	6.625%	-	-	-	-	6.625%

	As of December 31, 2009
	Expected maturity dates							Fair value
	2010	2011	2012	2013	2014	Thereafter	Total
	(in thousands)
Long-term debt:
Fixed rate	$-	$150,000	$-	$-	$-	$200,000	$350,000	$357,750
Average interest rate	-	6.625%	-	-	-	8.500%	7.696%

Interest rate swaps:
Fixed to variable	$-	$150,000	$-	$-	$-	$-	$150,000	$2
Average pay rate	-	6.624%	-	-	-	-	6.624%
Average receive rate	-	6.625%	-	-	-	-	6.625%

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
In order to manage our price risk exposure on certain of our inventories, we from time to time enter into derivative contracts to make forward sales or purchases of crude oil and refined products.  We may also use options or swaps to accomplish similar objectives.  Our inventory risk management strategy is to hedge price risk on inventory positions in excess of our base level of operating inventories in order to minimize the impact of crude oil price fluctuations on our cash flows.  This strategy generally produces losses when hedged crude oil or refined products increase in value and gains when hedged crude oil or refined products decrease in value.  Consequently, our inventory hedging results may fluctuate significantly from one reporting period to the next depending on commodity price fluctuations.  For example, during the nine months ended September 30, 2010 and 2009, we incurred a pre-tax hedging gain of $21.9 million and a pre-tax hedging loss of $3.2 million, respectively, both recorded in “Other revenues” in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  During the three months ended September 30, 2010 and 2009, we incurred a pre-tax hedging loss of $3.4 million and a pre-tax hedging gain of $4.2 million, respectively.  See “Quantitative and Qualitative Disclosures about Market Risk in Part I, Item 3.
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

ITEM 5.
Other Information –

Effective November 1, 2010, Frontier Oil and Refining Company (“FORC”), a wholly-owned subsidiary of Frontier Oil Corporation (“FOC”) entered into a Master Crude Oil Purchase and Sale Contract (“Contract”) with BNP Paribas Energy Trading GP and BNP Paribas Energy Trading Canada Corp. (collectively, “BNP”).  Under this Contract, BNP purchases, transports and subsequently sells crude oil to FORC at a location near Cushing, Oklahoma or other locations as agreed.  Under this agreement, BNP is the owner of record of the crude oil as it is transported from the point of injection, typically Hardisty, Alberta, Canada, to the point of ultimate sale to FORC.  FOC has provided a guarantee of FORC’s obligations under this Contract, primarily to receive crude oil and make payment for crude oil purchases arranged under this Contract.  A copy of this Contract and a copy of the guarantee made by FOC are filed as Exhibit 10.1 and Exhibit 10.2, respectively, to this Form 10-Q and incorporated herein by reference.

ITEM 6.
Exhibits –

10.1 – Master Crude Oil Purchase and Sale Agreement, dated November 1, 2010, among BNP Paribas Energy Trading GP, BNP Paribas Energy Trading Canada Corp., Frontier Oil and Refining Company and Frontier Oil Corporation.

10.2 – Guaranty dated November 1, 2010 made by Frontier Oil Corporation in favor of BNP Paribas Energy Trading GP and BNP Paribas Energy Trading Canada Corp.

10.3 – Executive Severance Agreement, effective as of June 1, 2010 by and between Frontier Oil Corporation and Paige A. Kester.

10.4 – Executive Change in Control Severance Agreement, effective as of June 1, 2010 by and between Frontier Oil Corporation and Paige A. Kester.

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

101 – The following materials from Frontier Oil Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the nine and three months ended September 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as a block of text*.

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

Date: November 4, 2010